Form 10-Q
period 2007-09-30
United Financial Bancorp, Inc.
filed 2007-11-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 333-144245

United Financial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	Being Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95 Elm Street, West Springfield, Massachusetts 01089

(Address of principal executive offices)

Registrant’s telephone number, including area code: (413) 787-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2007, no shares of the Registrant’s common stock were issued and outstanding (the Registrant became subject to the filing requirements of Section 13 and 15(d) when its registration statement on Form S-1 was declared effective on October 12, 2007).

EXPLANATORY NOTE

United Financial Bancorp, Inc., a Maryland corporation (the “Registrant” or “United Financial-Maryland”), was organized by United Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). The Conversion is expected to be consummated in December 2007, at which time United Financial-Maryland will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of United Financial-Maryland’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of United Financial Bancorp, Inc., the current Federally-chartered mid-tier holding company for the Bank (“United Financial-Federal”), held by the public shareholders of United Financial-Federal (i.e., all shareholders except United Mutual Holding Company). United Financial-Maryland filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on June 29, 2007 (File No. 333-144245), which was declared effective by the SEC on October 12, 2007. The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of United Financial-Maryland have been included herein.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information required herein is incorporated by reference from the information appearing after the same heading at pages 1 through 10 in the Quarterly Report on Form 10-Q of United Financial Bancorp, Inc. (File No. 000-51369) for the quarter ended September 30, 2007 as filed with the SEC on November 8, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required herein is incorporated by reference from the information appearing after the same heading at pages 11 through 26 in the Quarterly Report on Form 10-Q of United Financial Bancorp, Inc. (File No. 000-51369) for the quarter ended September 30, 2007 as filed with the SEC on November 8, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is incorporated by reference from the information appearing after the same heading at page 26 in the Quarterly Report on Form 10-Q of United Financial Bancorp, Inc. (File No. 000-51369) for the quarter ended September 30, 2007 as filed with the SEC on November 8, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The information required herein is incorporated by reference from the information appearing after the same heading at page 26 in the Quarterly Report on Form 10-Q of United Financial Bancorp, Inc. (File No. 000-51369) for the quarter ended September 30, 2007 as filed with the SEC on November 8, 2007.

1

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required herein is incorporated by reference from the information appearing after the same heading at page 26 in the Quarterly Report on Form 10-Q of United Financial Bancorp, Inc. (File No. 000-51369) for the quarter ended September 30, 2007 as filed with the SEC on November 8, 2007.

ITEM 1A.	RISK FACTORS

The information required herein in incorporated by reference from the information appearing after the same heading at pages 18 through 24 in the Prospectus of United Financial-Maryland, dated October 12, 2007, as filed with the SEC pursuant to Rule 424(b)(3) on October 24, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	No unregistered securities were sold by United Financial-Maryland during the quarter ended September 30, 2007.

(b)	Not applicable

(c)	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: November 8, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer

3