Form 10-K
period 2007-12-31
United Financial Bancorp, Inc.
filed 2008-03-17
CIK 1405049

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to  ______________________

Commission File No. 000-52947

United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-3242562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95 Elm Street, West Springfield, Massachusetts	01089
(Address of Principal Executive Offices)	Zip Code

(413) 787-1700
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
(Title of Class)	Name of exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐   NO ☒

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐   NO ☒

As of March 8, 2008, 17,763,747 shares of the Registrant’s Common Stock were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 29, 2007, as reported by the NASDAQ Global Select Market, was approximately $100.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders expected to be held on June 10, 2008, and which is expected to be filed with the Securities and Exchange Commission no later than April 29, 2008, are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

Terminology

As used in this Annual Report, unless we specify otherwise, terms such as “we,” “us,” and “our” refer to United Financial Bancorp, Inc., a Maryland corporation, or United Bank, a federal savings bank and the wholly owned subsidiary of United Financial Bancorp, Inc., as indicated by the context.

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

United Financial Bancorp, Inc.

United Financial Bancorp, Inc., a Maryland corporation (the “Company”) incorporated in 2007 as the holding company for United Bank, sold 9,564,570 shares of its common stock in connection with the second-step conversion of United Financial Bancorp, Inc., a Federal corporation (“United Financial - Federal”). The shares were sold for $10.00 per share. In connection with the offering, each public stockholder of United Financial - Federal received 1.04079 shares of the common stock of the Company in exchange for his or her shares of United Financial – Federal. United Financial Bancorp, Inc. contributed $45.1 of the net proceeds of the offering to United Bank.

United Financial Bancorp, Inc. is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions.  We may also borrow funds for reinvestment in United Bank.

United Financial Bancorp, Inc.’s cash flow depends on earnings from the investment of the net proceeds of stock offerings and any dividends received from United Bank. United Financial Bancorp, Inc. neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers only certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the United Financial Bancorp, Inc. United Financial Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

United Financial Bancorp, Inc.’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and its telephone number is 413-787-1700.

General

United Bank is a federally chartered savings bank headquartered in West Springfield, Massachusetts.  United Bank was originally founded in 1882, as a Massachusetts-chartered cooperative bank.  Over the years, United Bank has grown through internal growth as well as through a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994.  In February 2004, United Bank completed its conversion to a federal savings bank and, in April 2004, reorganized into the two-tier mutual holding company structure.  In July 2005, United Bank completed a minority public stock offering through its holding company, United Financial-Federal. In that offering, 7.7 million shares of common stock were sold to the public at $10.00 per share, resulting in net proceeds of $74.8 million.

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts, and our twelve branch offices located in Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield (3) and in Westfield (2), Massachusetts. We invest those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. We originate loans almost exclusively for investment. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities.  We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

United Bank’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and our telephone number is 413-787-1700. Our website address is www.bankatunited.com.  Information on our website should not be considered a part of this Annual Report.

Market Area

We are headquartered in West Springfield, Massachusetts. Our primary deposit gathering area is concentrated in the communities surrounding our main office. We also maintain two financial services facilities that offer insurance and investment products and financial planning services; these facilities are located in West Springfield and Northampton.  Our primary lending area is significantly broader than our deposit-gathering area and includes all of Hampden and Hampshire Counties in Western Massachusetts and Northern Connecticut.  At December 31, 2007, 95.9% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts.  Interstate 91 is the major north-south highway that runs directly through the heart of New England.  West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.  According to a recent census report, West Springfield’s estimated 2006 population was approximately 28,721 and the estimated 2006 population for Hampden and Hampshire Counties was 468,203 and 155,728, respectively. During the past six years, the populations of Hampden and Hampshire Counties increased by 2.6% and 2.3%, respectively, while the population of the Commonwealth of Massachusetts increased by 3.0%. During the same period, the number of households in Hampden and Hampshire Counties increased by 2.0% and 4.9%, respectively.

The economy in our primary market area has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, MassMutual Financial Group, Smith & Wesson, Big Y Foods, Inc., Yankee Candle, Friendly Ice Cream Corporation, Hasbro Games, Verizon and Top-Flite Golf Company.  Other employment and economic activity is provided by financial institutions, eight other colleges and universities, five other hospitals and a variety of wholesale and retail trade businesses. In 2006, per capita income for Hampden and Hampshire Counties was $24,007 and $29,196, respectively, and the median household income was $47,691 and $57,926, respectively.  The December 2006 unemployment rate for Hampden County of 6.0% was higher than the comparable Massachusetts rate and higher than the United States rate, while the unemployment rate for Hampshire County of 3.7% was lower than the comparable Massachusetts and United States unemployment rates of 4.9% and 4.5%, respectively.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2007, the latest date for which information is available, our market share of deposits represented 9.02% and 1.28% of deposits in Hampden and Hampshire Counties, Massachusetts, respectively.

Our competition for loans and deposits comes principally from commercial banks, savings and co-operative institutions, mortgage banking firms and credit unions.  We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.  Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of commercial real estate and commercial and industrial loans.  We generally originate loans for investment purposes. No loans were held for sale at December 31, 2007 or 2006. One- to four-family residential real estate mortgage loans amounted to $339.5 million, or 41.2% of our total loan portfolio at December 31, 2007, and home equity loans and lines of credit totaled $116.2 million or 14.1% of our loan portfolio.  In addition to real estate mortgage loans and home equity loans, we also offer commercial real estate loans, construction loans, commercial and industrial loans, automobile loans and other consumer loans. At December 31, 2007, commercial real estate loans totaled $214.8 million, or 26.0% of our loan portfolio, construction mortgage loans totaled $42.1 million, or 5.1% of our loan portfolio, commercial and industrial loans totaled $81.6 million, or 9.9% of our loan portfolio and automobile loans totaled $22.5 million, or 2.7% of our loan portfolio.  We also originate other consumer loans, including secured and unsecured personal loans, manufactured home, motorcycle and motor home loans, boat loans and pool and spa loans.  At December 31, 2007, such loans totaled $8.1 million, or 1.0% of our loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One-to four-family	$339,470	41.16%	$319,108	41.87%	$285,236	44.86%	$256,134	44.62%	$233,131	46.50%
Commercial	214,776	26.04%	175,564	23.04%	150,099	23.61%	137,787	24.00%	117,766	23.49%
Construction (1)	42,059	5.10%	54,759	7.19%	28,872	4.54%	29,836	5.20%	26,625	5.31%
Home equity	116,241	14.10%	112,739	14.79%	86,045	13.53%	74,700	13.01%	63,824	12.73%
Commercial and industrial	81,562	9.89%	69,762	9.15%	59,591	9.37%	56,291	9.81%	37,863	7.55%
Automobile	22,461	2.72%	24,456	3.21%	22,054	3.47%	17,460	3.04%	20,943	4.18%
Consumer	8,126	0.99%	5,725	0.75%	3,895	0.61%	1,862	0.32%	1,169	0.23%
Total loans	$824,695	100.00%	$762,113	100.00%	$635,792	100.00%	$574,070	100.00%	$501,321	100.00%

Other items:
Net deferred loan costs and fees	2,136		1,285		1,148		923		852
Allowance for loan losses	(7,714)		(7,218)		(6,382)		(5,750)		(5,095)
Total loans, net	$819,117		$756,180		$630,558		$569,243		$497,078
___________________________________
(1)	Includes $33,603, $41,256, $17,506, $17,029 and $10,545 of commercial construction loans at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

			Commercial						Commercial
	Residential		Real Estate		Construction		Home Equity		and Industrial		Automobile		Other Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due during the years ending after December 31, 2007:
One year or less	$11,193	5.56%	$8,646	6.48%	$18,928	7.89%	$11,385	5.98%	$38,660	7.23%	$7,377	5.06%	$1,031	8.61%	$97,220	6.80%
More than one to three years	24,141	5.56%	17,748	6.47%	9,475	7.25%	19,714	6.18%	19,690	6.55%	11,792	5.18%	1,152	6.12%	103,712	6.14%
More than three to five years	26,184	5.55%	18,855	6.45%	1,138	7.16%	14,623	6.56%	10,190	6.89%	3,292	5.65%	725	7.11%	75,007	6.20%
More than five to ten years	67,660	5.54%	49,787	6.47%	4,062	6.61%	23,624	6.54%	5,693	7.14%	-	0.00%	1,588	8.04%	152,414	6.11%
More than ten to fifteen years	51,906	5.73%	49,409	6.49%	1,732	5.40%	13,763	6.88%	732	7.75%	-	0.00%	1,999	8.01%	119,541	6.22%
More than fifteen years	158,386	5.79%	70,331	6.58%	6,724	6.01%	33,132	7.43%	6,597	7.16%	-	0.00%	1,631	7.88%	276,801	6.24%
Total	$339,470	5.69%	$214,776	6.51%	$42,059	7.20%	$116,241	6.72%	$81,562	7.02%	$22,461	5.21%	$8,126	7.72%	$824,695	6.26%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate	$297,084	$31,193	$328,277
Commercial real estate	87,046	119,084	206,130
Construction	15,454	7,677	23,131
Home equity	71,316	33,540	104,856
Commercial and industrial	33,335	9,567	42,902
Automobile	15,084	-	15,084
Consumer	7,095	-	7,095

Total loans	$526,414	$201,061	$727,475

One- to Four-Family Residential Mortgage Loans.  Our primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At December 31, 2007, $339.5 million, or 41.2% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  We generally retain in our portfolio substantially all loans that we originate.  One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction.

Fixed-rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2007 we originated $44.9 million of one-to four-family residential loans and $1.3 million of adjustable-rate one- to four-family residential loans. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At December 31, 2007, $31.9 million, or 9.4% of our one- to four-family residential mortgage loans had adjustable rates of interest.

In an effort to provide financing for low- and moderate-income home buyers, we offer a variety of programs to qualified borrowers. These programs include Veterans Administration (VA), Federal Housing Administration (FHA), Massachusetts Housing Financing Agency (MHFA) and several other programs that we have developed in-house. These loans are offered with fixed rates of interest, terms of up to 30 years and are secured by one-to four-family residential properties. All of these loans are originated using agency underwriting guidelines. These loans may be originated in amounts with loan-to-value ratios up to 100%.  Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.  We also offer our own first-time homebuyer loans to qualified individuals. These loans are offered with terms of up to 30 years and fixed or adjustable rates of interest, which may be discounted, and the applicant may not be required to pay certain loan origination fees.

We also offer our employees who satisfy certain criteria and our general underwriting standards fixed- or adjustable- rate loan products with reduced interest rates, and reduced application and loan origination fees.  Employee and insider loans adhere to all other terms and conditions contained in the loan policy.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  All borrowers are required to obtain title insurance for the benefit of United Bank.  We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans.  We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities primarily located in our primary market area.  At December 31, 2007, commercial real estate mortgage loans totaled $214.8 million, which amounted to 26.0% of total loans.  Our real estate underwriting policies provide that such loans may be made in amounts of up to 85% of the appraised value of the property, though such loans are generally limited to amounts of 80% of appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2007, was $23.4 million. Our commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property.  In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times.  Environmental surveys are generally required for commercial real estate loans.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2007 was a $6.8 million loan secured by property located in Northern Connecticut. This loan is part of our largest commercial relationship as of December 31, 2007, a group of six loans to one real estate developer with $16.8 million of total commitments, of which $16.5 million was outstanding. All of the loans were performing in accordance with their terms at December 31, 2007.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Construction Loans.  We originate construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At December 31, 2007, residential construction loans totaled $8.5 million, or 1.0% of total loans, compared to $13.5 million, or 1.8% at December 31, 2006. At December 31, 2007, the unadvanced portion of these construction loans totaled $1.6 million.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months.  In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase.  Residential construction loans can be made up to a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

We also make construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing.  We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2007, commercial construction loans totaled $33.6 million, or 4.1% of total loans, compared to $41.3 million, or 5.4% of total loans, at December 31, 2006.  At December 31, 2007, the largest outstanding commercial construction loan balance was for $4.7 million. It was secured by a residential condominium development located in Hampden County, Massachusetts. This loan was performing according to its terms at December 31, 2007. At December 31, 2007, the unadvanced portion of all commercial construction loans totaled $29.5 million

We also originate land loans to local individuals, contractors and developers for the purpose of making improvements thereon, or for the purpose of developing the land for sale.  Loans to individuals are secured by a lien on the property, have loan-to-value ratios that generally are limited to 70% of the value of the land (based on the lower of the acquisition price or the appraised value of the land) and are written with a fixed interest rate.  These loans are offered with a term of up to three years in which only interest is required to be paid each month.  A balloon payment for the principal plus any accrued interest is due at the end of the three-year period.  Land loans to developers are limited to a 65% loan-to-value ratio.  The interest rate can be fixed or floating and the term can be for up to three years.  Our land loans are generally secured by property in our primary market area.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We generally also review and inspect each property before disbursement of funds during the terms of the construction loan.  Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Management has become more cautious in evaluating and approving funding for construction loans.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property.  Additionally, if the estimate of value proves to be inaccurate, the value of the a project, when completed, may be insufficient to assure full repayment of the loan.

Home Equity Loans and Home Equity Lines of Credit.  We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area.  At December 31, 2007, home equity loans and equity lines of credit totaled $116.2 million, or 14.1% of total loans.  Additionally, at December 31, 2007, the unadvanced amounts of home equity lines of credit totaled $97.7 million.  The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%.  Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years.  Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal.  We loaned $58.6 million under home equity lines of credit and other home equity loans during the year ended December 31, 2007, as compared to total originations of $83.0 million home equity lines of credit during the same period in 2006.

Commercial and Industrial Loans.  Commercial and industrial loans have been a substantial part of our lending operations for a number of years.  At December 31, 2007, we had $81.6 million of commercial and industrial loans, which amounted to 9.9% of total loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit.  The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2007, was $23.4 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years.  The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

When making commercial and industrial loans, we consider the financial strength of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value and type of the collateral.  Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory, equipment, savings instruments and readily marketable securities.  In addition, we usually require the business principals to execute personal guarantees.

Commercial and industrial loans generally have greater credit risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.  Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  We seek to minimize these risks through our underwriting standards.  At December 31, 2007, our largest commercial and industrial loan was a $1.9 million loan to a contracting company and was secured by business assets and real estate located in our primary market area.  This loan was performing according to its terms at December 31, 2007. Our largest commercial and industrial relationship was $3.5 million to a lumber wholesale/retail operator located in our primary market area which was also performing in accordance with loan terms as of December 31, 2007.

Automobile and Other Consumer Loans. We offer direct automobile loans with terms of up to 60 months.  For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle.  For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans.  Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy.  At December 31, 2007, we had $22.5 million in automobile loans, which amounted to 2.7% of the total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans.  Other consumer loans totaled $8.1 million, or 1.0% of our total loan portfolio at December 31, 2007. At December 31, 2007, $322,000 of such consumer loans were unsecured.

Consumer loans have greater credit risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles, motorcycles, motor homes and boats.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Sales, Participations and Servicing of Loans.  Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations.  All loans originated by us are underwritten pursuant to our policies and procedures.  We originate both fixed-rate and adjustable-rate loans.  Our ability to originate fixed or adjustable rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

Generally, we retain in our portfolio virtually all loans that we originate, although we have sold longer-term, fixed rate one- to four-family residential mortgage loans in the secondary market.  No loans were held for sale at December 31, 2007 or 2006.  Historically, we have retained the servicing rights on the mortgage loans sold to Fannie Mae and the Massachusetts Housing Financing Authority.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.”  Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures.  At December 31, 2007, we had $3.8 million in loan participation interests in which we were the lead bank and $7.1 million in loan participations in which we were not the lead bank.

At December 31, 2007, we were servicing loans sold in the amount of $33.8 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Total loans at beginning of period	$762,113	$635,792	$574,070
Loan originations:
Residential mortgages	46,191	59,576	57,756
Commercial mortgages	45,449	51,141	37,185
Construction (1)	50,089	59,719	43,672
Home equity	58,634	83,041	60,693
Commercial and industrial	87,869	85,105	73,006
Automobile	9,364	13,702	15,166
Other consumer	6,106	4,712	2,621
Total loans originated	303,702	356,996	290,099

Sales and loan principal repayment deductions:
Principal repayments	239,063	232,266	229,513
Loan sales	2,046	190	170
Decrease (increase) due to other items	11	(1,781)	(1,306)
Total deductions	241,120	230,675	228,377

Net loan activity	62,582	126,321	61,722
Total loans at end of period	$824,695	$762,113	$635,792
___________________________________
(1)	Includes $41,708, $46,904 and $29,107 of commercial construction loans for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan Approval Procedures and Authority.  United Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by United Bank’s Board of Directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

United Bank’s policies and loan approval limits are established by the Board of Directors.  The Board of Directors has delegated authority to United Bank’s Chief Lending Officer to review and assign lending authorities to certain individuals of United Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority.  Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of United Bank’s Loan Committee.  The Loan Committee consists of four of our directors, including our Chief Executive Officer.  All loans that are approved by the Designated Individuals are still reviewed and ratified by the Loan Committee and the Board of Directors on a monthly basis.

All residential mortgage loans (one- to four-family loans, home equity loans, home equity lines of credit and residential construction loans) may be approved by certain of the Designated Individuals in amounts up to the annually adjusted Fannie Mae and Freddie Mac secondary market conforming loan limits (“Conforming Loans”).  Residential mortgage loans in excess of the Conforming Loan limit and up to $1.0 million may be approved by any two of either United Bank’s Chief Executive Officer, Chief Financial Officer or Senior Vice President of Residential Lending.  Residential loans in excess of $1.0 million must be approved by any two of the senior executive officers listed above and United Bank’s Loan Committee.

All commercial real estate, commercial construction loans and commercial and industrial loans in amounts up to $500,000 may be approved by certain of the Designated Individuals.  All such loans in excess of $500,000, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $500,000, must be approved by United Bank’s Loan Committee.  All home equity loans and home equity lines of credit up to $350,000 may be approved by certain of the Designated Individuals.  All home equity loans and home equity lines of credit in excess of $350,000 must be approved by the Loan Committee.

All consumer loans in amounts up to $100,000 may be approved by certain of the Designated Individuals.  All consumer loans in excess of $100,000 must be approved by the Loan Committee.

We generally require appraisals of all real property securing loans, except for home equity loans and equity lines of credit, in which case we may use the tax assessed value of the property securing such loans.  Appraisals are performed by independent licensed appraisers.  All appraisers are approved by the Loan Committee annually.  We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

We initiate collection efforts when a loan becomes ten days past due with system-generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated.  We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency.  A summary report of all loans 30 days or more past due is reported to the Board of Directors.  If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are generally placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$328	$-	$1,016	$1,383	$734
Commercial mortgages	553	1,144	141	1,376	455
Construction	577	-	113	-	-
Home equity	52	20	-	-	38
Commercial and industrial	275	123	447	1,025	599
Automobile	-	-	-	-	-
Other consumer	-	1	-	-	-
Total non-accrual loans	1,785	1,288	1,717	3,784	1,826

Accruing loans 90 days or more past due	-	-	-	-	-

Total non-performing loans	1,785	1,288	1,717	3,784	1,826

Other real estate owned	880	562	1,602	-	39
Total non-performing assets	$2,665	$1,850	$3,319	$3,784	$1,865

Ratios:
Total non-performing loans to total loans	0.22%	0.17%	0.27%	0.66%	0.36%
Total non-performing assets to total assets	0.25%	0.18%	0.37%	0.49%	0.25%
Allowance for loan losses to non-performing loans	432.16%	560.40%	371.69%	151.96%	278.97%

As noted in the above table, non-accrual loans amounted to approximately $1.8 million and $1.3 million at December 31, 2007 and 2006, respectively.  Additional interest income of approximately $69,000, $71,000, $158,000, $110,000 and $87,000, respectively, would have been recorded during the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively, if the loans had performed in accordance with their original terms.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

At December 31, 2007 and 2006, the recorded investment in impaired loans was $1.8 million and $1.3 million, respectively, all of which were accounted for on a non-accrual basis. An allowance for loan losses was established on $1.8 million and $1.3 million of the impaired loans at December 31, 2007 and 2006, respectively, which allowances amounted to $223,000 and $295,000 at the respective year-ends. The average balance of impaired loans was $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Interest income recognized on impaired loans during 2007, 2006 and 2005 was not significant.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of total loans outstanding at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2007
Residential mortgages	2	$595	4	$328	6	$923
Commercial mortgages	11	1,546	5	555	16	2,101
Construction	-	-	3	578	3	578
Home equity	11	489	3	52	14	541
Commercial and industrial	20	948	10	272	30	1,220
Automobile	5	46	-	-	5	46
Other consumer	4	58	-	-	4	58
Total	53	$3,682	25	$1,785	78	$5,467

At December 31, 2006
Residential mortgages	12	$1,197	-	$-	12	$1,197
Commercial mortgages	6	524	7	1,144	13	1,668
Construction	1	108	-	-	1	108
Home equity	7	157	1	20	8	177
Commercial and industrial	6	93	4	123	10	216
Automobile	13	85	-	-	13	85
Other consumer	-	-	1	1	1	1
Total	45	$2,164	13	$1,288	58	$3,452

At December 31, 2005
Residential mortgages	8	$755	5	$998	13	$1,753
Commercial mortgages	4	546	2	141	6	687
Construction	-	-	1	113	1	113
Home equity	1	100	1	18	2	118
Commercial and industrial	1	2	6	447	7	449
Automobile	1	1	-	-	1	1
Other consumer	-	-	-	-	-	-
Total	15	$1,404	15	$1,717	30	$3,121

At December 31, 2004
Residential mortgages	1	$48	7	$1,383	8	$1,431
Commercial mortgages	1	114	7	1,376	8	1,490
Construction	-	-	-	-	-	-
Home equity	1	5	-	-	1	5
Commercial and industrial	9	330	10	1,025	19	1,355
Automobile	3	13	-	-	3	13
Other consumer	-	-	-	-	-	-
Total	15	$510	24	$3,784	39	$4,294

At December 31, 2003
Residential mortgages	8	$771	5	$734	13	$1,505
Commercial mortgages	5	438	2	455	7	893
Construction	-	-	-	-	-	-
Home equity	7	92	2	38	9	130
Commercial and industrial	11	132	9	599	20	731
Automobile	11	57	-	-	11	57
Other consumer	4	4	-	-	4	4
Total	46	$1,494	18	$1,826	64	$3,320

Other Real Estate Owned.  Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At December 31, 2007, we had $880,000 of real estate owned.

Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

We establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other potential problem loans.  General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision, which can order the establishment of additional general or specific loss allowances.

The following table shows the aggregate amounts of our classified assets at the dates indicated for both loans and foreclosed assets. Classisfied loans increased $13.0 million to $35.6 million at December 31, 2007 due to downgrades of three commercial relationships as a result of not maintaining certain required covenants. The value of the underlying collateral has not declined and the loans are all performing according to contractual terms

	At December 31,		At December 31,
	2007		2006
	(In thousands)

Residential Real Estate (1):
Substandard assets	$1,278	(2, 3)	$1,252

All Other Loans:
Special mention assets	13,800		8,990
Substandard assets	19,377		10,449
Doubtful assets	244		1,290
Loss assets	-		-

Foreclosed Assets:
Other real estate owned	880		562

Total classified assets	$35,579		$22,543
___________________________________
(1)	Includes one-to-four family loans and home equity loans and lines of credit.
(2)	Includes ten residential loans, seven of which are in foreclosure or liquidation proceedings.
(3)	Includes three commercial lending relationships.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  A description of our methodology in establishing our allowance for loan losses is set forth in the section “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2007 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision has authority to periodically review our allowance for loan losses.  Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$7,218	$6,382	$5,750	$5,094	$4,923
Charge-offs:
Residential mortgages	-	-	-	-	-
Commercial mortgages	39	-	60	-	-
Construction	326	-	-	-	-
Home equity	-	10	-	-	-
Commercial and industrial	593	164	377	501	116
Automobile	21	1	15	46	44
Other consumer	4	11	3	11	2
Total charge-offs	983	186	455	558	162

Recoveries:
Residential mortgages	-	-	-	-	-
Commercial mortgages	-	1	-	175	24
Construction	-	-	-	-	-
Home equity	4	-	-	1	-
Commercial and industrial	47	47	157	32	5
Automobile	1	2	6	21	-
Other consumer	2	3	7	2	10
Total recoveries	54	53	170	231	39
Net charge-offs	(929)	(133)	(285)	(327)	(123)
Provision for loan losses	1,425	969	917	983	294
Balance at end of period	$7,714	$7,218	$6,382	$5,750	$5,094

Ratios:
Net charge-offs to average loans outstanding	0.12%	0.02%	0.05%	0.06%	0.03%
Allowance for loan losses to non-performing loans at end of period	432.16%	560.40%	371.69%	151.96%	278.97%
Allowance for loan losses to total loans at end of period	0.94%	0.95%	1.00%	1.00%	1.02%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007			2006			2005
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$849	11.00%	41.16%	$957	13.26%	41.87%	$297	4.65%	44.86%
Commercial mortgages	3,164	41.02%	26.04%	2,588	35.86%	23.04%	2,944	46.13%	23.61%
Construction	1,229	15.93%	5.10%	1,255	17.39%	7.19%	316	4.95%	4.54%
Home equity	523	6.78%	14.10%	512	7.09%	14.79%	257	4.03%	13.53%
Commercial and industrial	1,667	21.61%	9.89%	1,633	22.62%	9.15%	2,487	38.97%	9.37%
Automobile	202	2.62%	2.72%	220	3.05%	3.21%	78	1.22%	3.47%
Other consumer	80	1.04%	0.99%	53	0.73%	0.75%	3	0.05%	0.61%
Total allowance	$7,714	100.00%	100.00%	$7,218	100.00%	100.00%	$6,382	100.00%	100.00%

	At December 31,
	2004			2003
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$302	5.25%	44.62%	$539	10.58%	46.50%
Commercial mortgages	3,217	55.95%	24.00%	2,304	45.23%	23.49%
Construction	259	4.50%	5.20%	170	3.34%	5.31%
Home equity	224	3.90%	13.01%	435	8.54%	12.73%
Commercial and industrial	1,682	29.25%	9.81%	1,483	29.11%	7.55%
Automobile	60	1.04%	3.04%	155	3.04%	4.18%
Other consumer	6	0.11%	0.32%	8	0.16%	0.23%
Total allowance	$5,750	100.00%	100.00%	$5,094	100.00%	100.00%

Investments

The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with United Bank’s Chief Financial Officer. He is both responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  He and United Bank’s Treasurer or his/her designee, under his/her direction is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction (up to $10 million, in the case of mutual fund transactions) without prior approval and within the scope of the established investment policy.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment that, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

The Company’s Board of Directors has adopted an investment policy that is substantially identical to the Bank’s policy.  Any references herein to “the Bank” also apply to the Company.

Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities.  United Financial Bancorp, Inc., as a savings and loan holding company, may invest in equity securities subject to certain limitations.

The investment policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality and inherent risks, fit within United Bank’s overall asset/liability management objectives, effect on its risk-based capital measurement and prospects for yield and/or appreciation.  The investment policy provides that United Bank may invest in U.S. Treasury obligations, U.S. and state agency securities, mortgage-backed securities, corporate debt securities, commercial paper and other conservative investment opportunities.

Our investment portfolio at December 31, 2007, consisted of $45.5 million in federal agency obligations, $2.8 million of corporate debt instruments, $140,000 of equity securities, consisting of Fannie Mae and Freddie Mac common and preferred stock, $7.7 million of municipal bonds and $1.2 million of industrial revenue bonds. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises.  At December 31, 2007, our mortgage-backed securities portfolio totaled $147.6 million. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase. We generally classify our investment securities as available-for-sale.

Government-Sponsored Enterprises.  At December 31, 2007, our U.S. Government Agency securities portfolio totaled $45.5 million, all of which was classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.  We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.  Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is slightly less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as us, and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

At December 31, 2007, our mortgage-backed securities totaled $147.6 million, or 13.7% of total assets and 14.3% of interest earning assets. All of our mortgage-backed securities at December 31, 2007 were classified as available-for-sale. At December 31, 2007, 34.5% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 65.5% were backed by fixed-rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 5.06% at December 31, 2007.  The estimated fair value of our mortgage-backed securities at December 31, 2007 was $147.6 million, which was $817,000 more than the amortized cost of $146.8 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Bonds.  At December 31, 2007, our corporate bond portfolio totaled $2.8 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies.  Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.  In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service.  We may invest up to 5% of consolidated assets in corporate debt obligations and up to $1,000,000 in any one issuer.

Marketable Equity Securities.  At December 31, 2007, our equity securities portfolio totaled $140,000, or less than .1% of our total assets, all of which were classified as available-for-sale. The portfolio consisted of Fannie Mae and Freddie Mac common and preferred stock.  Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations.  Such investments are carried at their fair value and fluctuation in the fair value of such investments directly affects our net capital position.

Municipal Obligations and Industrial Revenue Bonds.  Municipal obligations are securities issued by states, counties and municipalities or their agencies.  The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2007, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities. Our municipal obligations that are classified as available-for-sale at December 31, 2007 totaled $5.3 million and our industrial revenue and municipal obligations that are classified as held-to-maturity totaled $3.6 million.

Investment Securities Portfolio.  The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investment securities available-for-sale:
Government-sponsored enterprises	$45,447	$45,474	$78,248	$77,369	$99,957	$98,561
Mortgage-backed securities	146,764	147,581	111,481	109,274	117,259	114,702
Corporate debt obligations	2,820	2,778	3,415	3,309	13,011	12,930
Municipal bonds	5,295	5,284	-	-	-	-
Equity securities	140	140	293	285	294	272
Total available-for-sale	$200,466	$201,257	$193,437	$190,237	$230,521	$226,465

Investment securities held-to-maturity:
IRB	$1,197	$1,197	$1,271	$1,271	$1,346	$1,346
Municipal bonds	2,435	2,434	1,970	1,956	1,979	1,952
Total held-to-maturity	$3,632	$3,631	$3,241	$3,227	$3,325	$3,298

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At December 31, 2007

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Fair Value
	(Dollars in thousands)

Investment securities available-for-sale:
Government-sponsored enterprises	$15,083	4.07%	$29,828	4.82%	$-	0.00%	$536	4.65%	$45,447	4.57%	$45,474
Mortgage-backed securities	3,460	2.86%	19,949	3.67%	9,947	4.15%	113,408	5.45%	146,764	5.06%	147,581
Corporate debt obligations	-	0.00%	-	4.34%	-	0.00%	2,820	6.03%	2,820	6.03%	2,778
Municipal bonds	-	0.00%	-	0.00%	-	0.00%	5,295	4.19%	5,295	4.19%	5,284
Total available-for-sale	$18,543	3.84%	$49,777	4.36%	$9,947	4.15%	$122,059	5.41%	$200,326	4.94%	$201,117

Investment securities held-to-maturity:
IRB	$-	0.00%	$397	5.00%	$-	0.00%	$800	4.00%	$1,197	4.33%	$1,197
Municipal bonds	363	2.70%	921	3.22%	476	3.81%	675	3.86%	2,435	3.44%	2,434
Total held-to-maturity	$363	2.70%	$1,318	3.76%	$476	3.81%	$1,475	3.94%	$3,632	3.73%	$3,631

Sources of Funds

General.  Deposits have traditionally been the primary source of funds for use in lending and investment activities.  We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds.  In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on other earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  Our deposits are generated primarily from residents and businesses within our primary market area.  We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We currently do not accept brokered deposits, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition.  The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, we believe that our deposits are relatively stable.  However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.  At December 31, 2007, $347.6 million, or 48.4% of our deposit accounts were certificates of deposit, of which $312.3 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2007			2006			2005
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand	$102,010	14.20%	-%	$97,190	14.17%	-%	$93,301	14.27%	-%
NOW	35,207	4.90%	0.51%	37,523	5.47%	0.57%	39,922	6.11%	0.25%
Regular savings	65,711	9.14%	1.15%	65,475	9.55%	0.83%	87,253	13.35%	0.83%
Money market	168,107	23.39%	2.94%	165,984	24.21%	3.18%	155,492	23.79%	2.92%
Certificates of deposit	347,647	48.37%	4.58%	319,514	46.60%	4.52%	277,643	42.48%	3.56%
Total deposits	$718,682	100.00%	3.03%	$685,686	100.00%	2.99%	$653,611	100.00%	2.33%

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)

Interest Rate
Less than 2.00%	$3	$2,788	$27,132
2.00-2.99%	9,280	35,404	35,047
3.00-3.99%	37,040	21,682	122,275
4.00-4.99%	247,487	161,688	74,111
5.00-5.99%	53,837	97,952	19,078
Total time deposits	$347,647	$319,514	$277,643

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

		Over one	Over two
	Less than	year to two	years to	Over three
	one year	years	three years	years	Total
	(In thousands)

Interest Rate
Less than 2.00%	$3	$-	$-	$-	$3
2.00-2.99%	9,258	22	-	-	9,280
3.00-3.99%	26,877	9,096	1,039	28	37,040
4.00-4.99%	223,624	12,564	6,776	4,523	247,487
5.00-5.99%	52,530	206	1,000	101	53,837
Total	$312,292	$21,888	$8,815	$4,652	$347,647

The following table sets forth the interest-bearing deposit activities for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$588,496	$560,310	$527,426

Net deposits before interest credited	6,124	9,563	20,627
Interest credited	22,052	18,623	12,257
Net increase in deposits	28,176	28,186	32,884
Ending balance	$616,672	$588,496	$560,310

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $126.9 million.  The following table sets forth the maturity of those certificates as of December 31, 2007, in thousands.

Three months or less	$74,055
Over three months through six months	28,034
Over six months through one year	16,142
Over one year to three years	7,278
Over three years	1,371
Total	$126,880

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Boston and collateralized repurchase agreements with our customers.  As of December 31, 2007, we had Federal Home Loan Bank advances in the amount of $108.0 million, which represented 12.7% of total liabilities with a weighted average maturity of 2.1 years and a weighted average rate of 4.55%.  As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $413.6 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Balance at end of period	$107,997	$169,806	$101,880
Average amount outstanding during year	158,595	127,397	96,743
Interest expense incurred during year	7,617	5,621	3,671
Maximum amount outstanding at any month-end	187,941	169,806	106,944
Average interest rate during the year	4.80%	4.41%	3.79%
Weighted average interest rate on end of period balances	4.55%	4.73%	3.98%

The following table sets forth the balances and interest rates by maturity on our Federal Home Loan Bank advances at and for the periods shown:

	For the Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Within 1 year	$17,152	5.00%	$65,000	5.16%	$13,799	3.40%
Over 1 year to 2 years	13,000	5.13%	16,411	5.06%	10,000	4.37%
Over 2 years to 3 years	26,767	4.15%	13,000	5.13%	19,393	4.95%
Over 3 years to 4 years	23,267	4.60%	16,111	3.20%	-	-%
Over 4 years to 5 years	9,968	4.34%	39,184	4.60%	20,318	3.19%
Over 5 years	17,843	4.36%	20,100	4.32%	38,370	4.02%
	$107,997	4.55%	$169,806	4.73%	$101,880	3.98%

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations.  The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability on our consolidated balance sheets.  The following table summarizes our repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Balance at end of period	$13,864	$10,425	$8,434
Average amount outstanding during year	7,788	5,546	5,572
Interest expense incurred during year	259	167	90
Maximum amount outstanding at any month-end	13,864	10,425	8,675
Average interest rate during the year	3.33%	3.01%	1.62%
Weighted average interest rate on end of period balances	3.12%	3.38%	2.12%

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf.  The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank.  At December 31, 2007, UCB Securities, Inc. had total assets of $125.3 million, all of which were qualifying securities under the applicable regulations.

United Wealth Management

United Bank, through its division, United Wealth Management, has a partnership with a registered broker-dealer, NFP Securities, Inc.   In 2006, United Bank acquired Levine Financial Group in an effort to expand its customer base with increased opportunities to grow our market share and expand the financial services portion of business in the Northampton market.  Together they offer United Bank customers a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services.  United Bank receives a portion of the commissions generated by United Wealth Management from sales to customers.

Expense and Tax Allocation

United Bank has entered into an agreement with United Financial Bancorp, Inc. to provide it with certain administrative support services for compensation not less than the fair value of the services provided.  In addition, United Bank and United Financial Bancorp, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

United Charitable Foundation

We established the United Charitable Foundation in 2005 in connection with our minority stock offering.  At December 31, 2007, the foundation owned 358,156 shares of our common stock, or 2.0% of the shares outstanding.  To maintain favorable tax status, the foundation must make annual grants equal to 5% of its assets, and grants are made to community activities and charitable causes in the communities in which we operate.  Six of the foundation’s seven directors are directors of United Bank.  All shares of common stock owned by the foundation must be voted in the same proportion as all other shares of our common stock are voted on any matter to come before the stockholders.

Personnel

As of December 31, 2007, we had 186 full-time employees and 21 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

United Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  United Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.  United Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines United Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies.  United Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of United Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on United Financial Bancorp and United Bank and their operations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, United Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets.  United Bank also may establish subsidiaries that may engage in activities not otherwise permissible for United Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 4% core capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.  United Bank does not typically engage in asset sales.

At December 31, 2007, United Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, United Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, United Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, United Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  United Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2007, United Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings banks must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  United Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Privacy Standards.  Effective July 2001, financial institutions, including United Bank, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act.  These regulations require United Bank to disclose its privacy policy, including identifying with whom it shares “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require United Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, United Bank is required to provide its customers with the ability to “opt-out” of having United Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.  The implementation of these regulations did not have a material adverse effect on United Bank.  The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether Massachusetts may enact such legislation or what impact, if any, it would have if enacted.

In February 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act.  The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.  United Bank has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as United Bank. The Company is an affiliate of United Bank.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

United Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of United Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by United Bank’s Board of Directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, United Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts. Deposit accounts in United Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  United Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

In February 2006, federal legislation to reform federal deposit insurance was enacted.  This new legislation, among other things, increased the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The legislation also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

In November 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk.  As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating.  The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.  The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation.  At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and the SAIF were abolished.  The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the year ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston (FHLBB), the Bank is required to invest in stock of the FHLBB. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase its stock prior to expiration of the five year redemption notice. The Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2007, United Bank was in compliance with these reserve requirements.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, including savings banks, like United Bank.  These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States). The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution.  As such, if the Company or United Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process.  United Bank has established policies, procedures and systems to comply with the applicable requirements of the law.

The federal banking agencies have begun to implement regulations pursuant to the USA PATRIOT Act.  These regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), was enacted to implement corporate governance, accounting and reporting reforms to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.  Any non-audit services being provided to a public company audit client require preapproval by the company’s audit committee.  In addition, Sarbanes-Oxley makes certain changes to the requirements for partner rotation after a period of time.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted.  In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors.  Sarbanes-Oxley also requires the Securities and Exchange Commission to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.  Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  Finally, Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on the effectiveness of internal control over financial reporting.

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision.  The Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to United Bank.

Under federal law, unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999, such as the Company, are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1933. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

TAXATION

Federal Taxation

General.  The Company and United Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to United Financial Bancorp or United Bank.

In March 2007, the Internal Revenue Service commenced examinations of the Company’s consolidated federal tax returns for the 2005 and 2006 tax years. The Company anticipates that the IRS will complete its examinations during 2008.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, United Bank has been subject to special provisions in the tax law regarding allowable bad debt tax deductions and related reserves.  Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1988.  United Bank recaptured its reserves accumulated after 1988 over the six-year period ended December 31, 2001.

Currently, the Company’s consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income if United Bank failed to meet certain thrift asset and definitional tests.

At December 31, 2007, United Bank’s total federal pre-base year reserve was approximately $6.2 million.  However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Company and United Bank have not been subject to the alternative minimum tax and have no such amounts available as credits for carryover.

Contribution Carryforwards.  The Company’s consolidated return had a $1.8 million contribution carryforward at December 31, 2006.  The carryforward relates to the $3.6 million contribution to fund United Charitable Foundation in 2005.  The carryforward may be utilized until 2009 and is limited to 10% of taxable income each year.  Based on an assessment of the likely ranges of taxable income during the carryforward period, management believes that it is more likely than not it will fully utilize tax deductions for this item.

Corporate Dividends-Received Deduction.  The Company may exclude from its federal taxable income 100% of dividends received from United Bank as a wholly owned subsidiary.  The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation.  A 70% dividends-received deduction is available for dividends received from corporations owning less than 20% by the recipient corporation.

State Taxation

For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, United Financial Bancorp, United Bank, and each of their subsidiaries file separate annual income tax returns. United Bank’s state tax returns, as well as those of its subsidiaries, are not currently under audit.  The years after 2003 are open for exam.

United Bank files Massachusetts financial institution income tax returns and is subject to an annual Massachusetts tax at a rate of 10.5% of its net income.  Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year.  The dividends must meet the qualifications under Massachusetts law.  Deductions with respect to the following items, however, shall be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

United Financial Bancorp is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. As a Maryland business corporation, United Financial Bancorp is required to file annual returns and pay annual fees to the State of Maryland.

United Bank’s subsidiary, UCB Securities, Inc., is taxed as a Massachusetts security corporation, and is subject to a state tax rate of 1.32% of its gross income.

ITEM 1A.	RISK FACTORS

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates.  Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time.  Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities.  In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid thereby requiring us to reinvest those cash flows at lower interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities.  A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2007, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock totaled $201.3 million.  Unrealized net losses on these available-for-sale securities totaled $791,000 at December 31, 2007 and are reported as a separate component of stockholders’ equity. Further decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in United Bank’s net interest income over a range of interest rate scenarios.  Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  At December 31, 2007, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 4.2% decrease in net interest income over the following twelve months.

Because We Intend to Increase Our Commercial Real Estate and Commercial and Industrial Loan Originations, Our Lending Risk Will Increase and Downturns in the Real Estate Market or Local Economy Could Adversely Affect Our Earnings.

At December 31, 2007, our portfolio of commercial real estate loans totaled $214.8 million, or 26.0% of our total loans, and our portfolio of commercial and industrial loans totaled $81.6 million, or 9.9% of our total loans.  These loans have increased as a percentage of our total loan portfolio in recent years. These loans generally have more risk than one- to four-family residential mortgage loans.  Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.  Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans.  At December 31, 2007, loans secured by residential real estate, including home equity loans and lines of credit, represented 55.3% of our total loans.  Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.  As of December 31, 2006, the unemployment rates in Hampden and Hampshire Counties, Massachusetts were 6.0% and 3.7%, respectively. At that same date, the Massachusetts unemployment rate was 4.5%.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense.  In our market area, we compete with commercial banks, savings and cooperative institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.   Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our allowance for loan losses was 0.94% of total loans and 432.16% of non-performing loans at December 31, 2007.  Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS Not applicable.

ITEM 2.	PROPERTIES

The following table provides certain information as of  December 31, 2007 with respect to our main office located in West Springfield and our twelve other full service branch offices, our drive-up facility and our financial services facilities:

		Year Acquired		Net Book Value of
Location	Leased or Owned	or Leased	Square Footage	Real Property
				(In thousands)
Main Office:
95 Elm Street West Springfield, MA 01089	Owned	1999	46,147	$1,485

Full Service Branches:
115 State Street Springfield, MA 01103	Leased	(1)	3,401	81

1077 St. James Avenue Springfield, MA 01104	Owned	2003	8,354	823

459 Main Street Indian Orchard, MA 01151	Leased	(2)	2,560	-

528 Center Street Ludlow, MA 01056	Owned	2002	3,000	999

1930 Wilbraham Road Springfield, MA 01129	Owned	2001	2,304	702

670 Bliss Road Longmeadow, MA 01106	Leased	(3)	1,652	-

1325 Springfield Street Feeding Hills, MA 01030	Leased	(4)	2,400	-

180 Main Street Northampton, MA 01060	Leased	(5)	2,800	227

10 Elm Street Westfield, MA 01085	Owned	1981	8,500	752

14 Russell Road Huntington, MA 01050	Owned	2001	720	162

168 Southampton Road Westfield, MA 01085	Leased	(6)	2,890	1,846

1830 Northampton Street Holyoke, MA 01040	Owned	1994	6,409	591

Other:
52 Van Deene Avenue West Springfield, MA 01089	Owned	2005 (7)	547	652

33 Westfield Street West Springfield, MA 01089	Owned	(8)	1,720	1,000

140 Main Street Northampton, MA 01060	Leased	2006 (9)	1,375	-
___________________________________
(1)	United Bank has a lease for a five-year period expiring in June 2010 with a renewal option for five additional years.
(2)	United Bank has a lease for a five-year period expiring in May 2008 with two five-year renewal options.
(3)	United Bank has a lease for a five-year period expiring in September 2011.
(4)	United Bank has a lease for a five-year period expiring in September 2010 with a renewal option for five additional years.
(5)	United Bank has a lease for a ten-year period expiring in April 2016 with two five-year renewal options.
(6)	United Bank has a lease for a twenty-five year period expiring in March 2031 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.
(7)	This office is a drive-up facility only.
(8)	A portion of this facility is used as a Wealth Management office which offers insurance, investment products and financial planning services.
(9)	United Bank has a two-year lease for this Wealth Management services facility which expires in November 2008 and has two two-year renewal options.

The net book value of our premises, land and equipment was $9.3 million at December 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.   At December 31, 2007, we were not involved in any legal proceedings that were material to the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is the successor to United Financial Federal.  A Special Meeting of the stockholders of United Financial – Federal was held on November 27, 2007 at which stockholders voted on a proposal to approve the Plan of Conversion and Reorganization pursuant to which the second step conversion and offering was effectuated.  Following are the results cast for the United Financial – Federal Plan of Conversion and Reorganization.

	For	Against, Abstain or Not Voted

Number of Votes	13,925,565	3,142,595

Number of Votes Cast by Persons Other than the Mutual Holding Company	4,735,843	3,142,595

Percentage of 17,068,160 outstanding shares	81.6%	18.4%

Percentage of 7,878,438 shares owned by stockholders other than the Mutual Holding Company	60.1%	39.9%

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 4, 2008 was 2,982. Certain shares of United Financial Bancorp, Inc. are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market information for the common stock of the Company and of its predecessor, United Financial – Federal, for the years ended December 31, 2007 and 2006.

At the close of business on December 31, 2007, there were 17,763,747 shares outstanding. The high and low sales price for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share (1)		Cash
	High	Low	Dividend Declared

2007
Fourth quarter	$12.27	$9.60	$0.06
Third quarter	13.43	10.16	0.06
Second quarter	14.77	12.36	0.06
First quarter	13.78	12.66	0.06

2006
Fourth quarter	$13.82	$11.66	$0.05
Third quarter	13.14	11.18	0.05
Second quarter	12.29	10.64	0.05
First quarter	11.50	10.46	0.05

(1)	As a result of the Company's second-step conversion and offering, all share prices have been adjusted for the exchange ratio of 1.04079.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning on July 13, 2005 through December 31, 2007, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period, (c) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (d) the cumulative total return on stocks included in the SNL MHC Thrift Index over such period.

The cumulative total return on the Common Stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

		Period Ending
Index	07/13/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
United Financial Bancorp, Inc.	100.00	98.13	114.23	119.32	123.26	101.73
Russell 2000	100.00	101.41	109.74	120.04	127.77	118.16
SNL Thrift MHCs Index	100.00	100.48	113.85	137.60	127.65	119.19
SNL Thrift Index	100.00	100.76	108.60	117.45	107.43	70.46

On January 17, 2008, the Board of Directors of United Financial Bancorp, Inc. declared a cash dividend of $0.06 per share.  The dividend will be payable on February 26, 2008 to shareholders of record as of February 12, 2008.

Dividend payments by United Financial Bancorp, Inc. are dependent primarily on cash flows from the investment portfolio, debt service payments from United Bank in connection with its loan to the Employee Stock Ownership Plan, and dividends or capital distributions from United Bank.

For a discussion of United Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

The following table provides certain information at December 31, 2007 with regard to compensation plans under which equity securities of the registrant are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	785,275	$12.36	92,206
Equity compensation plans not approved by security holders	-	-	-
Total	785,275	$12.36	92,206

(b)	Not Applicable.

(c)	None

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is derived in part from the audited consolidated financial statements of United Financial Bancorp, Inc. that appear in this Annual Report. The information for the years ended December 31, 2004 and 2003 is derived in part from audited consolidated financial statements that do not appear in this Annual Report.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,079,281	$1,009,433	$906,513	$772,008	$737,424
Cash and cash equivalents	14,254	25,419	15,843	23,233	16,144
Short-term investments	1,030	-	-	-	-
Investment securities available-for-sale	53,676	80,963	111,763	50,650	73,191
Investment securities held-to-maturity	3,632	3,241	3,325	2,498	2,175
Mortgage-backed securities available-for-sale	147,581	109,274	114,702	101,679	123,774
Loans, net (1)	819,117	756,180	630,558	569,243	497,078
Deposits	718,682	685,686	653,611	613,672	594,748
FHLB advances	107,997	169,806	101,880	86,694	76,820
Repurchase agreements	13,864	10,425	8,434	4,317	4,218
Stockholders' equity	226,120	137,711	137,005	62,255	57,050
Non-performing assets (2)	2,665	1,850	3,319	3,784	1,865

	Years Ended December 31,
	2007	2006	2005		2004	2003
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$59,250	$52,202	$43,233		$36,532	$33,776
Interest expense	30,083	24,647	16,206		12,148	11,583
Net interest income before provision for loan losses	29,167	27,555	27,027		24,384	22,193
Provision for loan losses	1,425	969	917		983	294
Net interest income after provision for loan losses	27,742	26,586	26,110		23,401	21,899
Non-interest income	5,735	5,392	5,020		5,134	5,703
Non-interest expense	26,039	24,036	24,112		19,179	17,785
Income before taxes	7,438	7,942	7,018		9,356	9,817
Income tax expense	3,061	3,018	2,649		3,828	3,917
Net income	$4,377	$4,924	$4,369	(4)	$5,528	$5,900

Basic earnings per share (11)	$0.26	$0.29	$0.33		$0.58	$0.62
Diluted earnings per share (11)	$0.26	$0.29	$0.33		$0.58	$0.62
Dividends per share (3)	$0.24	$0.20	NA		NA	NA

Number of shares outstanding (11)
Basic	16,852,566	17,139,599	13,193,088		9,564,571	9,564,571
Diluted	16,905,713	17,149,027	13,193,088		9,564,571	9,564,571

	At or For the Years Ended December 31,
	2007	2006	2005		2004	2003
Selected Financial Ratios and Other Data:

Performance Ratios (5):
Return on average assets	0.42%	0.51%	0.51%	(10)	0.73%	0.86%
Return on average equity	2.99%	3.59%	4.45%	(10)	9.25%	10.72%
Average equity to average assets	14.17%	14.35%	11.42%		7.87%	8.07%
Equity to total assets at end of period (5)	20.95%	13.64%	15.11%		8.06%	7.74%
Interest rate spread (6)	2.08%	2.23%	2.77%		3.03%	3.12%
Net interest margin (7)	2.91%	2.97%	3.27%		3.33%	3.41%
Average interest-earning assets to average interest-bearing liabilitites	127.77%	128.10%	125.61%		118.30%	116.42%
Total non-interest expense to average total assets	2.52%	2.51%	2.81%	(10)	2.53%	2.61%
Efficiency ratio (8)	74.02%	72.95%	75.25%	(10)	64.98%	63.75%
Dividend payout ratio	40.15%	29.69%	NA		NA	NA

Regulatory Capital Ratios (5,9):
Tier I risk-based capital	19.25%	14.83%	17.21%		11.67%	12.33%
Tier I (leverage) capital	14.00%	10.57%	11.63%		8.11%	7.76%
Total risk-based capital	20.25%	15.86%	18.28%		12.76%	13.43%

Asset Quality Ratios (5):
Non-performing assets as a percent of total assets (2)	0.25%	0.18%	0.37%		0.49%	0.25%
Non-performing loans as a percent of total loans (2)	0.22%	0.17%	0.27%		0.66%	0.36%
Allowance for loan losses as a percent of total loans	0.94%	0.95%	1.00%		1.00%	1.02%
Allowance for loan losses as a percent of non- performing loans (2)	432.16%	560.40%	371.69%		151.96%	278.97%

Number of full service customer facilities	13	13	11		11	11

(1)	The allowance for loan losses at December 31, 2007, 2006, 2005, 2004 and 2003 was $7.7 million, $7.2 million, $6.4 million, $5.8 million and $5.1 million, respectively.
(2)
Non-performing assets consist of non-performing loans and foreclosed real estate owned (“REO”).  Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)
The following table sets forth aggregate cash dividends paid per period, which is calculated by multiplying the dividend declared per share by the number of shares outstanding as of the applicable record date:

	For the Years Ended December 31,
	2007	2006

Dividends paid to public stockholders	$1,757	$1,462
Dividends paid to United Mutual
Holding Company	-	-
Total dividends paid	$1,757	$1,462
Payments listed above exclude cash dividends waived by United Mutual Holding Company of $2.2 million and $1.8 million during the years ended December 31, 2007 and 2006, respectively. United Mutual Holding Company began waiving dividends on January 20, 2006 and, as of December 31, 2007, had waived dividends totaling $4.0 million.
(4)
Excluding the effect of a $3,591,000 charitable contribution ($2,199,000 after taxes) to fund the newly-formed United Charitable Foundation, net income in 2005 would have amounted to $6,568,000 or $0.50 per share.

(5)
Asset Quality Ratios and Regulatory Capital Ratios and the “equity to total assets” ratio are end of period ratios.  With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.

(6)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(8)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(9)	Regulatory Capital Ratios are reported for United Bank only.
(10)
Exclusive of the contribution to the United Charitable Foundation in 2005, return on average assets, return on average equity, total non-interest expense to average total assets, and efficiency ratio would have been 0.76%, 6.70%, 2.43% and 64.41%, respectively.

(11)
The Company issued 17,205,995 shares of common stock in its July, 2005 initial public offering, including 9,189,722 shares held by United Mutual Holding Company.  In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicate offering.  All earnings per share data and share information have been adjusted by the exchange ratio for all periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this Annual Report.  You should read the information in this section in conjunction with the business and financial information regarding United Financial Bancorp, Inc. provided in this Annual Report.

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed securities, other securities and corporate and municipal bonds) and other interest-earning assets (primarily cash and cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances.  Net interest income before provision for loan losses increased $1.6 million, or 5.9%, to $29.2 million for the year ended December 31, 2007 from $27.6 million for the year ended December 31, 2006.  The primary reason for the improvement in our net interest income was a $75.2 million, or 8.1%, increase in our average interest earning assets to $1.0 billion for the year ended December 31, 2007, reflecting strong growth in loans.  The favorable impact of the expansion in earning assets was offset to some extent by net interest margin compression of 6 basis points to 2.91% for the year ended December 31, 2007 compared to 2.97% in the same period last year. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts, and the impact of higher short-term market interest rates on the cost to fund earning assets.

Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of deposit account fees, financial services fees, increases in cash value-insurance, gains and losses on the sale of securities and miscellaneous other income.  Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, printing and office supplies, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses and valuation allowances associated with deferred tax assets.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses which is charged against income.  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in adjustments to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals and discounted cash flow valuations are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has a specific and general component.  The specific component relates to loans that are delinquent or otherwise identified as problem loans through the application of our loan review process and our loan grading system.  All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loans.  Specific allowances are established as required by this analysis.  The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Valuation Allowance for Deferred Tax Assets.  The assessment of whether a valuation allowance for the Company’s deferred tax assets is required is also a critical accounting estimate.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of such assets will not be realized.  This assessment is made each reporting period based upon an estimate of future taxable income during the periods in which existing temporary differences become deductible. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficiant taxable income to realize the deferred tax assets, including the tax effect of the Company’s unrealized charitable contribution carryforward related to the 2005 funding of the United Charitable Foundation. Therefore no valuation allowance was necessary at December 31, 2007 or 2006. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences and the charitable contribution carryforwards.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. Over the past several years, we have emphasized the origination of commercial and industrial loans and loans secured by commercial real estate, and we intend to increase our origination of these loans in the future.  In addition, we intend to expand our branch network in our primary market area, which consists of Hampden and Hampshire Counties, Massachusetts.  We also intend to evaluate opportunities to expand into new markets, including Northern Connecticut.  We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

Remaining a Community-Oriented Financial Institution.  We were established in 1882 and have been operating continuously since that time, growing through internal growth and a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994.  We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers.  We provide a broad range of individualized consumer and business financial services from our main office, 12 branch offices, two offsite ATMs and one drive-up facility.

Expanding our Branch Network.  We currently operate from 13 full-service banking offices and a drive-up only facility and intend to open two new branches in 2008. We also maintain two financial services facilities that offer insurance and investment products and financial planning services.  We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Northern Connecticut, and our current business plan calls for the acquisition and establishment of additional branch offices.  In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending.  We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin. In support of this initiative we have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process.  We originated $45.4 million of commercial real estate and $87.9 million of commercial and industrial loans during the year ended December 31, 2007.  At December 31, 2007, our commercial real estate and commercial and industrial loans totaled $214.8 million and $81.6 million, respectively.  The additional capital raised from our recently completed second step offering has increased our commercial lending capacity by enabling us to originate more loans and loans with larger balances.  Originating more commercial real estate and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Annual Report.

Maintaining High Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate.  We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities.  Our non-performing assets at December 31, 2007 were $2.7 million, or 0.25% of total assets, and our net charge-offs were 0.12% of our average loans outstanding for the year ended December 31, 2007.

Increasing our Share of Lower-Cost Deposits.  We remain committed to gathering lower cost and more stable core deposits.  We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program.  Our efforts to attract and retain core deposits have resulted in an increase in the total number of accounts.  However, the increased number of accounts has not translated into increased balances during 2006 and 2007 as many customers have elected to shift transaction, savings and money market balances to higher yielding certificates of deposits as market interest rates increased.  At December 31, 2007, core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) amounted to $371.0 million, or 51.6% of total deposits, compared to $366.2 million, or 53.4% of our total deposits, at December 31, 2006.

Increasing and Diversifying our Sources of Non-interest Income. In order to reduce our reliance on net interest income and the impact of market rates on our financial results, we have sought to diversify our revenue stream. In connection with our success in growing our deposit base, our fee income derived from deposits has increased. Through United Wealth Management Group, a division of United Bank, we offer United Bank customers and others a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services. In 2006, United Bank purchased Levine Securities in Northampton, Massachusetts in order to expand our market and capitalize on the establishment of a new branch. United Wealth Management Group offers these services through its partnership with NFP Securities, Inc. We have also invested in bank-owned life insurance for certain executive officers and directors, providing another source of non-interest income through the recognition of the growing cash surrender value of this insurance over time.

Comparison of Financial Condition at December 31, 2007 and 2006

Total assets increased $69.8 million, or 6.9%, to $1.1 billion at December 31, 2007 from $1.0 billion at December 31, 2006 as a result of growth in total loans of $63.3 million, or 8.3%.  Balance sheet expansion was funded by an increase of $33.0 million, or 4.8%, in total deposits and a portion of the $83.0 million in net proceeds received from the second-step conversion and stock offering that was completed on December 3, 2007.  The funds obtained from second-step conversion and stock offering were also used to pay down short-term FHLB advances.

Net loans increased $62.9 million, or 8.3%, to $819.1 million at December 31, 2007 from $756.2 million at December 31, 2006. One- to four-family residential mortgage loans increased $20.4 million, or 6.4%, to $339.5 million at December 31, 2007, reflecting continued strong demand in our primary market area given the stable real estate market and the relatively low interest rate environment. The increase was also attributable to our practice of originating residential loans almost exclusively for portfolio. Commercial real estate and commercial and industrial loans increased $39.2 million, or 22.3%, to $214.8 million and $11.8 million, or 16.9%, to $81.6 million, respectively, as a result of stable economic conditions in our primary market area, competitive pricing, attractive products and services, established relationships, successful business development efforts and the hiring of additional commercial lenders to diversify our lending activities. Construction loans decreased $12.7 million, or 23.2%, to $42.1 million as several credits converted to fixed-rate commercial mortgages or were paid-in-full and management elected to be more cautious in evaluating and approving funding for construction projects. A significant portion of these loans mature in less than two years and will either convert to permanent financing or pay-off in full.  We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase interest income and improve net interest rate spread.

Total deposits increased $33.0 million, or 4.8%, to $718.7 million at December 31, 2007 from $685.7 million at December 31, 2006, mainly due to the introduction of new products and services, competitive pricing, targeted promotional activities and the December 2006 opening of a second branch in Westfield, Massachusetts. The growth of $28.1 million in certificates of deposit balances during the period also reflected a shift in customer demand from core deposit accounts towards these higher-yielding deposits. Demand deposits grew $4.8 million, or 5.0%, due to increased marketing and promotional activity in an effort to attract new customers and retain existing funds. At December 31, 2007, core deposits totaled $371.0 million, or 51.6% of deposits. Federal Home Loan Bank advances decreased $61.8 million, or 36.4%, to $108.0 million at December 31, 2007 from $169.8 million at December 31, 2006 reflecting the use of a portion of the net proceeds from the 2007 second step offering to pay down higher cost short-term borrowings. Repurchase agreements increased $3.4 million to $13.9 million at December 31, 2007 from $10.4 million at December 31, 2006, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity increased $88.4 million, or 64.2%, to $226.1 million at December 31, 2007 from $137.7 million at December 31, 2006, mainly as a result of net proceeds totaling $82.7 million raised from the 2007 second step offering. This increase also reflected net income of $4.4 million for the year ended December 31, 2007, the equity offset to the recognition of $2.5 million in ESOP and stock-based compensation expenses and a $2.5 million decrease in the net unrealized loss on securities available for sale.  These items were partially offset by payment of cash dividends aggregating $1.8 million and share repurchases totaling $1.3 million.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

Net Income.  Our net income for the year ended December 31, 2007 amounted to $4.4 million, or $0.26 per diluted share, compared to $4.9 million, or $0.29 per diluted share, for the same period in 2006. Our lower net income and earnings per share were due in large part to net interest margin contraction increases in provision for loan losses and non-interest expenses and a higher effective tax rate in the 2007 period. These items were partially offset by growth in average earning assets and expansion in non-interest income.

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Years Ended December 31,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$342,719	$19,380	5.65%	$309,517	$17,292	5.59%
Commercial real estate	235,600	15,590	6.62%	189,694	12,485	6.58%
Home equity loans	117,640	7,704	6.55%	100,823	6,525	6.47%
Commercial and industrial	75,348	5,513	7.32%	64,164	4,595	7.16%
Consumer and other	30,586	1,625	5.31%	29,005	1,441	4.97%
Total loans	801,893	49,812	6.21%	693,203	42,338	6.11%
Investment securities	177,000	8,200	4.63%	213,430	8,843	4.14%
Other interest-earning assets	22,543	1,238	5.49%	19,641	1,021	5.20%
Total interest-earning assets	1,001,436	59,250	5.92%	926,274	52,202	5.64%
Noninterest-earning assets	32,744			30,280
Total assets	$1,034,180			$956,554

Interest-bearing liabilities:
Savings accounts	$64,029	593	0.93%	$76,688	638	0.83%
Money market accounts	178,005	5,631	3.16%	165,101	5,125	3.10%
NOW accounts	33,890	178	0.53%	36,050	103	0.29%
Certificates of deposit	337,193	15,540	4.61%	309,784	12,829	4.14%
Total interest-bearing deposits	613,117	21,942	3.58%	587,623	18,695	3.18%
FHLB advances	158,595	7,617	4.80%	127,397	5,621	4.41%
Other interest-bearing liabilities	12,042	524	4.35%	8,049	331	4.11%
Total interest-bearing liabilities	783,754	30,083	3.84%	723,069	24,647	3.41%
Demand deposits	99,155			92,644
Other noninterest-bearing liabilities	4,725			3,618
Total liabilities	887,634			819,331
Stockholders' equity	146,546			137,223
Total liabilities and stockholders' equity	$1,034,180			$956,554

Net interest income		$29,167			$27,555
Interest rate spread(1)			2.08%			2.23%
Net interest-earning assets(2)	$217,682			$203,205
Net interest margin(3)			2.91%			2.97%
Average interest-earning assets to average interest-bearing liabilities			127.77%			128.10%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,876	$212	$2,088
Commercial real estate	3,037	68	3,105
Home equity loans	1,100	79	1,179
Commercial and industrial	816	102	918
Consumer and other	81	103	184
Total loans	6,910	564	7,474
Investment securities	(1,614)	971	(643)
Other interest-earning assets	158	59	217
Total interest-earning assets	5,454	1,594	7,048

Interest-bearing liabilities:
Savings accounts	(112)	67	(45)
Money market accounts	407	99	506
NOW accounts	(6)	81	75
Certificates of deposit	1,191	1,520	2,711
Total interest-bearing deposits	1,480	1,767	3,247
FHLB advances	1,467	529	1,996
Other interest-bearing liabilities	173	20	193
Total interest-bearing liabilities	3,120	2,316	5,436

Change in net interest income	$2,334	$(722)	$1,612

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.6 million, or 5.9%, to $29.2 million for the year ended December 31, 2007 from $27.6 million for the comparable 2006 period reflecting growth in average earning assets, partially offset by net interest margin compression. Net interest margin contracted 6 basis points to 2.91% for the year ended December 31, 2007 compared to 2.97% for the same period in 2006. Net interest margin was affected by the flat yield curve, competitive pricing conditions for loans and deposits and a shift in deposit demand towards higher-yielding money market and time deposit accounts.

Interest Income.  Interest income increased $7.1 million, or 13.5%, to $59.3 million for the year ended December 31, 2007 from $52.2 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $75.2 million, or 8.1%, to $1.0 billion for the year ended December 31, 2007 due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $108.7 million, or 15.7%, to $801.9 million for the year ended December 31, 2007 as a result of origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $36.4 million, or 17.1%, to $177.0 million primarily due to maturities, calls, sales and amortization of existing securities, partially offset by purchases of bonds. The yield on average interest-earning assets increased 28 basis points to 5.92% for the year ended December 31, 2007 in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans. The increase in market rates contributed to the repricing of a portion of our existing assets and to increased rates for new assets. Since a significant amount of our average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Interest Expense.  Interest expense increased $5.4 million, or 22.1%, to $30.1 million for the year ended December 31, 2007 from $24.6 million for the prior year period due to an expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $60.7 million, or 8.4%, to $783.8 million for the year ended December 31, 2007 reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $25.5 million, or 4.3%, to $613.1 million for the year ended December 31, 2007 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificate of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $31.2 million, or 24.5%, to $158.6 million to support loan growth. The average rate paid on interest-bearing liabilities rose 43 basis points to 3.84% for the year ended December 31, 2007 reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, trends in nonperforming loans and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $1.4 million for the year ended December 31, 2007 as compared to $969,000 for the same period in 2006 reflecting an increase in reserves for non-performing and classified loans as well as higher net charge-offs. The allowance for loan losses was $7.7 million, or 0.94%, of loans outstanding at December 31, 2007.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on these factors. Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate and commercial and industrial loans. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate and commercial and industrial loans may result in larger additions to the allowance for loan losses in future periods.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, will periodically review our allowance for loan losses. The Office of Thrift Supervision may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-interest Income.  Non-interest income increased $343,000, or 6.4%, to $5.7 million for the year ended December 31, 2007 from $5.4 million for the 2006 period reflecting growth in fee income on depositors’ accounts and wealth management accounts. Fee income on depositors’ accounts rose $242,000, or 5.8%, as a result of growth in transaction account balances and activity. Wealth management income increased $266,000, or 62.4%, as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006. Total non-interest income was also affected by losses on sales and writedowns of securities totaling $275,000 for the year ended December 31, 2007 compared to $222,000 for the 2006 period. The losses in 2007 are attributable to the recognition of other-than-temporary impairment losses of $127,000 for a Sallie Mae bond and $53,000 for Freddie Mac preferred stock, as well as losses from sales of certain corporate debt securities. These impairment losses were recognized as a result of significant deterioration in their market value, credit quality and financial results. Both of these securities were sold recently with minimal financial impact. In 2006 we realized losses from sales of securities in connection with a strategy to improve the yield on the portfolio and provide additional liquidity.

Non-interest Expense.  Non-interest expense increased $2.0 million, or 8.3%, to $26.0 million for the year ended December 31, 2007 from $24.0 million for the prior year period. Total salaries and benefits increased $1.9 million, or 15.1%, mainly due to stock-based compensation associated with restricted stock and stock options granted in August 2006 and staffing costs for the two new branches opened in 2006. Occupancy costs grew $133,000, or 7.4%, principally attributable to the two new branches opened in 2006. Data processing costs expanded $261,000, or 10.6%, reflecting a larger loan and deposit base and new branches opened in 2006.

Income Tax Expense.  Income tax expense increased $43,000, or 1.4%, to $3.1 million for year ended December 31, 2007 from $3.0 million for the comparable 2006 period mainly due to an increase in the effective tax rate to 41.2% for the year ended December 31, 2007 compared to 38.5% for the same period last year. The higher effective tax rate was principally due to the disallowed deduction for stock-based compensation associated with incentive stock options.  This increase was substantially offset by the impact of lower income before income taxes.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Net Income. Net income increased $555,000, or 12.7%, to $4.9 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005.  The results for 2006 reflected growth in average earning assets and non-interest income, somewhat mitigated by net interest margin compression and higher non-interest expenses, excluding the impact of a $3.6 million expense related to the contribution to fund the United Charitable Foundation in 2005.  Excluding the effect of the charitable contribution, net income would have amounted to $6.6 million in 2005.

Average balances and yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Years Ended December 31,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$309,517	$17,292	5.59%	$281,469	$15,549	5.52%
Commercial real estate	189,694	12,485	6.58%	158,820	9,781	6.16%
Home equity loans	100,823	6,525	6.47%	80,739	4,619	5.72%
Commercial and industrial	64,164	4,595	7.16%	54,954	3,525	6.41%
Consumer and other	29,005	1,441	4.97%	21,004	1,066	5.08%
Total loans	693,203	42,338	6.11%	596,986	34,540	5.79%
Investment securities	213,430	8,843	4.14%	207,301	7,970	3.84%
Other interest-earning assets	19,641	1,021	5.20%	23,076	723	3.13%
Total interest-earning assets	926,274	52,202	5.64%	827,363	43,233	5.23%
Noninterest-earning assets	30,280			31,458
Total assets	$956,554			$858,821

Interest-bearing liabilities:
Savings accounts	$76,688	638	0.83%	$93,550	594	0.63%
Money market accounts	165,101	5,125	3.10%	148,297	3,099	2.09%
NOW accounts	36,050	103	0.29%	37,770	200	0.53%
Certificates of deposit	309,784	12,829	4.14%	274,002	8,407	3.07%
Total interest-bearing deposits	587,623	18,695	3.18%	553,619	12,300	2.22%
FHLB advances	127,397	5,621	4.41%	96,743	3,671	3.79%
Other interest-bearing liabilities	8,049	331	4.11%	8,339	235	2.82%
Total interest-bearing liabilities	723,069	24,647	3.41%	658,701	16,206	2.46%
Demand deposits	92,644			91,896
Other noninterest-bearing liabilities	3,618			10,106
Total liabilities	819,331			760,703
Stockholders' equity	137,223			98,118
Total liabilities and stockholders' equity	$956,554			$858,821

Net interest income		$27,555			$27,027
Interest rate spread(1)			2.23%			2.77%
Net interest-earning assets(2)	$203,205			$168,662
Net interest margin(3)			2.97%			3.27%
Average interest-earning assets to average interest-bearing liabilities			128.10%			125.61%
___________________________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis.   The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,565	$178	$1,743
Commercial real estate	1,998	706	2,704
Home equity loans	1,248	658	1,906
Commercial and industrial	631	439	1,070
Consumer and other	397	(22)	375
Total loans	5,839	1,959	7,798
Investment securities	241	632	873
Other interest-earning assets	(87)	385	298
Total interest-earning assets	5,993	2,976	8,969

Interest-bearing liabilities:
Savings accounts	(119)	163	44
Money market accounts	299	1,727	2,026
NOW accounts	(10)	(87)	(97)
Certificates of deposit	869	3,553	4,422
Total interest-bearing deposits	1,039	5,356	6,395
FHLB advances	1,288	662	1,950
Other interest-bearing liabilities	(8)	104	96
Total interest-bearing liabilities	2,319	6,122	8,441

Change in net interest income	$3,674	$(3,146)	$528

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $528,000, or 2.0%, to $27.6 million for the year ended December 31, 2006 from $27.0 million for the comparable 2005 period reflecting growth in average earning assets, substantially offset by net interest margin compression.  Net interest margin contracted 30 basis points to 2.97% for the year ended December 31, 2006 compared to 3.27% for the same period in 2005.  Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts, and the impact of increased short-term market interest rates on the cost to fund earning assets.

Interest Income. Interest income increased $9.0 million, or 20.7%, to $52.2 million for the year ended December 31, 2006 from $43.2 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets.  Total average interest-earning asset balances increased $98.9 million, or 12.0%, to $926.3 million for the year ended December 31, 2006 due in large part to strong loan growth, mainly funded by proceeds from the Company’s initial public offering in July 2005, deposit growth and additional FHLB advances.  Total average loans increased $96.2 million, or 16.1%, to $693.2 million for the year ended December 31, 2006 as a result of solid origination activity, partially offset by prepayments and normal amortization.  The yield on average interest-earning assets increased 41 basis points to 5.64% for the year ended December 31, 2006 due to the higher interest rate environment.  The increase in market rates contributed to the repricing of a portion of the Company’s existing assets and to increased rates for new assets.  Since a significant amount of the Company’s average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the increase in market rates was limited.

Interest Expense.  Interest expense increased $8.4 million, or 52.1%, to $24.6 million for the year ended December 31, 2006 from $16.2 million for the prior year period due an increase in average interest-bearing liabilities and an increase in the rate paid for such liabilities.  Average interest-bearing liabilities increased $64.4 million, or 9.8%, to $723.1 million for the year ended December 31, 2006 reflecting growth in interest-bearing deposits and FHLB advances.  Total average interest-bearing deposits increased $34.0 million, or 6.1%, to $587.6 million for the year ended December 31, 2006 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances.  The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificates of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $30.7 million, or 33.4%, to $127.4 million to support loan growth.  The average rate paid on interest-bearing liabilities increased 95 basis points to 3.41% for the year ended December 31, 2006 reflecting interest rate increases initiated by the Federal Reserve Board.  Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the increase in market rates was significant.

Provision for Loan Losses.  The provision for loan losses was $969,000 for the year ended December 31, 2006, as compared to a $917,000 provision for the year ended December 31, 2005.  The modest increase in the provision in 2006 as compared to 2005 was due primarily to increases in substandard and doubtful classified loans and commercial real estate non-accrual loans, offset to some extent by decreases in residential and commercial non-accrual loans and net charge-offs.  The allowance for loan losses was $7.2 million, or 0.95% of loans outstanding at December 31, 2006, as compared to $6.4 million, or 1.00% of loans outstanding at December 31, 2005.

Non-interest Income.  Non-interest income increased $372,000, or 7.4%, to $5.4 million for the year ended December 31, 2006 from $5.0 million for the same period last year reflecting growth in fee income on depositors’ accounts and financial services income, partially offset by a $222,000 loss from sales of investment securities in 2006.  Fee income on depositors’ accounts rose $446,000 as a result of growth in transaction account balances and activity.  Financial services income expanded $145,000 in connection with the purchase of the Levine business in the first quarter of 2006 and new accounts opened due to successful business development efforts.  The sales of securities in the third quarter of 2006 were consummated to improve the yield on the portfolio and provide additional liquidity.

Non-interest Expense.  Non-interest expense for the year ended December 31, 2006 was $24.0 million compared to $24.1 million for the same period in 2005. Excluding the $3.6 million contribution to fund the United Charitable Foundation in 2005, non-interest expense would have increased $3.5 million, or 17.1%. Total salaries and benefits increased $1.7 million, or 15.4%, reflecting the cost of restricted stock and stock option grants awarded in 2006 under the Company’s Stock Based Incentive Plan, new employees hired to support the growth of the Company and two new branches opened in 2006, expenses totaling $198,000 incurred in connection with the separation package for the Company’s former Chief Financial Officer, and annual wage increases. Occupancy costs grew $298,000, or 19.9%, principally attributable to two new branches opened in 2006 and new office space leased in connection with the acquisition of the Levine financial services business in the first quarter of 2006. Professional services costs increased $416,000, or 56.8%, mainly due to expenses related to being a public company, including compliance with Sarbanes-Oxley Section 404, audit and accounting, legal, consulting, investor-relations and NASDAQ listing expenses. Other non-interest expense expanded $954,000, or 30.1%, primarily due to increased costs associated with a larger loan, deposit and financials services account base, including printed materials, supplies, branch merchandising and postage, as well as new branches opened in 2006.

Income Tax Expense.  Income tax expense increased $369,000 to $3.0 million for the year ended December 31, 2006 as compared to $2.6 million for the same period in 2005, primarily attributable to higher income before taxes.  The effective tax rate for the year ended December 31, 2006 was 38.0% compared to 37.8% in 2005.

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  With the assistance of an interest rate risk management consultant, senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee generally meets at least on a monthly basis to review our asset/liability policies and interest rate risk position.

Net Interest Simulation Analysis.  We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” longer-term one- to four-family residential mortgage loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable-rate and shorter-term commercial real estate loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; and (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at December 31, 2007 and 2006.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(basis points)	(December 31, 2007)	(December 31, 2006)

-200	2.1%	12.1%
Stable	0.0%	0.0%
+200	(4.2)%	(10.9)%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary from those assumed in the income simulation models, the actual results will differ reflecting prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Net Portfolio Value Simulation Analysis. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 200 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent.  An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The tables below set forth, at the dates indicated, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for United Bank and its subsidiary only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc.

	December 31, 2007
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$108,167	$(64,752)	(37)%	11.24%	(504)
+200	130,569	(42,351)	(24)	13.13	(316)
+100	153,090	(19,829)	(11)	14.88	(140)
0	172,919			16.29
-100	186,881	13,962	8	17.14	86
-200	193,894	20,975	12	17.44	115
___________________________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

	December 31, 2006
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$71,274	$(48,844)	(41)%	7.61%	(444)
+200	88,681	(31,438)	(26)	9.26	(279)
+100	104,940	(15,178)	(13)	10.74	(132)
0	120,118			12.05
-100	131,068	10,950	9	12.95	89
-200	135,979	15,861	13	13.29	124
___________________________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2007 and December 31, 2006, in the event of a 100 basis point decrease in interest rates, we would experience an 8% and 9%, respectively, increase in net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 37% and 41%, respectively, decrease in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 10% or greater.  At December 31, 2007, our liquidity ratio was 26.13%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $14.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $201.3 million at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow a total of approximately $408.3 million from the Federal Home Loan Bank of Boston.  On that date, we had $108.0 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2007, we had $15.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $146.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2007 totaled $312.3 million, or 43.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2007, we originated $303.7 million of loans and purchased $90.5 million of securities. In 2006, we originated $357.0 million of loans and purchased $47.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $33.0 million and $32.1 million for the years ended December 31, 2007 and 2006, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances decreased $61.8 million for the year ended December 31, 2007 reflecting the use of a portion of the net proceeds raised from the Company’s second step offering to pay down short term borrowings. For the year ended December 31, 2006 Federal Home Loan Bank advances increased $67.9 million to fund loan growth. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term one- to four-family residential mortgage loans with Federal Home Loan Bank advances. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $293,179 at December 31, 2007 and $142,518 at December 31, 2006. At December 31, 2007 and 2006, the Bank had no borrowing against the line of credit.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note N of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses.  For additional information, see Note L, “Commitments and Contingencies,” to our Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating and capitalized leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2007.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
	(In thousands)
Contractual Obligations:
Certificates of deposit	$312,292	$30,703	$4,652	$-	$347,647
Federal Home Loan Bank advances	17,152	39,767	33,235	17,843	107,997
Repurchase agreements	13,864	-	-	-	13,864
Standby letters of credit	1,627	-	-	-	1,627
Operating leases	588	1,241	973	4,484	7,286
Capitalized lease	146	292	292	2,651	3,381
Future benefits to be paid under retirement plans	196	-	3,257	610	4,063
Total	$345,865	$72,003	$42,409	$25,588	$485,865
Commitments to extend credit	$195,263	$-	$-	$-	$195,263

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The cumulative effect, if any, of applying FIN 48 is recorded as an adjustment to the beginning balance of retained earnings. FIN 48 also requires disclosure of the entity’s policy on classification of interest and penalties. The Company adopted FIN 48 on January 1, 2007. The adoption of this standard had no material effect on the Company’s results of operations or financial condition. The Company has no unrecognized tax benefits as of December 31, 2007.  The Company’s policy is to report interest and penalties (none in 2007) as part of other non-interest expenses in the Consolidated Statements of Operations.

In May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard had no impact on the Company’s results of operations or financial condition.

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The Company adopted EITF 06-05 on January 1, 2007. The Company’s implementation of this interpretation had no material effect on its results of operations or financial condition.

In June 2006, the EITF released Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impact of adopting EITF 06-4 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. SFAS No.157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on its results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material impact on its results of operations or financial position.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of United Financial Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors of
United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc.and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 12, 2008

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006

ASSETS

Cash and due from banks	$14,219	$15,459
Interest-bearing deposits	35	9,960
Total cash and cash equivalents	14,254	25,419

Short-term investments	1,030	-
Securities available for sale, at fair value	201,257	190,237
Securities held to maturity, at amortized cost (fair value of $3,631 at December 31, 2007 and $3,227 at December 31, 2006)	3,632	3,241
Loans, net of allowance for loan losses of $7,714 at December 31, 2007and $7,218 at December 31, 2006	819,117	756,180
Other real estate owned	880	562
Accrued interest receivable	4,477	4,320
Deferred tax asset, net	4,953	2,851
Stock in the Federal Home Loan Bank of Boston	10,257	9,274
Banking premises and equipment, net	10,600	8,821
Bank-owned life insurance	6,652	6,304
Other assets	2,172	2,224

TOTAL ASSETS	$1,079,281	$1,009,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$616,672	$588,496
Non-interest-bearing	102,010	97,190
Total deposits	718,682	685,686
Federal Home Loan Bank of Boston advances	107,997	169,806
Repurchase agreements	13,864	10,425
Escrow funds held for borrowers	1,356	1,121
Capitalized lease obligation	1,890	-
Accrued expenses and other liabilities	9,372	4,684
Total liabilities	853,161	871,722

Commitments and contingencies (Note L)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized: 50,000,000 shares at December 31, 2007 and 5,000,000 shares at December 31, 2006; none issued	-	-
Common stock, par value $0.01 per share; shares authorized: 100,000,000 at December 31, 2007 and 60,000,000 at December 31, 2006; shares issued and outstanding: 17,763,747 at December 31, 2007; shares issued: 17,205,995 at December 31, 2006	178	172
Paid-in capital	165,920	75,520
Retained earnings	73,026	70,406
Unearned compensation	(12,835)	(5,772)
Treasury stock, at cost (51,445 shares at December 31, 2006)	-	(664)
Accumulated other comprehensive loss, net of taxes	(169)	(1,951)
Total stockholders’ equity	226,120	137,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,079,281	$1,009,433

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2007	2006	2005
Interest and dividend income:
Loans	$49,812	$42,338	$34,540
Investments	8,200	8,843	7,970
Other interest-earning assets	1,238	1,021	723
Total interest and dividend income	59,250	52,202	43,233

Interest expense:
Deposits	21,942	18,695	12,300
Short-term borrowings	4,135	3,198	1,675
Long-term debt	4,006	2,754	2,231
Total interest expense	30,083	24,647	16,206

Net interest income before provision for loan losses	29,167	27,555	27,027

Provision for loan losses	1,425	969	917

Net interest income after provision for loan losses	27,742	26,586	26,110

Non-interest income:
Fee income on depositors’ accounts	4,432	4,190	3,744
(Loss) gain on sale and writedowns of securities	(275)	(222)	3
Wealth management income	692	426	281
Other income	886	998	992
Total non-interest income	5,735	5,392	5,020

Non-interest expense:
Salaries and benefits	14,835	12,888	11,167
Occupancy expenses	1,925	1,792	1,494
Marketing expenses	1,374	1,436	1,386
Data processing expenses	2,735	2,474	2,371
Contributions and sponsorships	163	174	3,792
Professional fees	1,276	1,148	732
Other expenses	3,731	4,124	3,170
Total non-interest expense	26,039	24,036	24,112

Income before income taxes	7,438	7,942	7,018

Income tax expense	3,061	3,018	2,649

NET INCOME	$4,377	$4,924	$4,369

Earnings per share:
Basic	$0.26	$0.29	$0.33
Diluted	$0.26	$0.29	$0.33

Weighted average shares outstanding:
Basic	16,852,566	17,139,599	13,193,088
Diluted	16,905,713	17,149,027	13,193,088

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2004	-	-	-	62,667	-	-	(412)	62,255

Net income	-	-	-	4,369	-	-	-	4,369
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	(2,053)	(2,053)
Total comprehensive income								2,316
Proceeds from issuance of common stock, net of offering costs of $1,900	7,671,973	77	74,745	-	-	-	-	74,822
Issuance of common stock to MHC	9,189,922	92	-	(92)	-	-	-	-
Issuance of common stock to United Charitable Foundation.	344,100	3	3,646	-	-	-	-	3,649
Shares purchased for ESOP	-	-	-	-	(6,413)	-	-	(6,413)
ESOP shares committed to be released	-	-	55	-	321	-	-	376

Balances at December 31, 2005	17,205,995	172	78,446	66,944	(6,092)	-	(2,465)	137,005

Net income	-	-	-	4,924	-	-	-	4,924
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	514	514
Total comprehensive income								5,438

Cash dividends paid ($0.20 per share)	-	-	-	(1,462)	-	-	-	(1,462)
Treasury stock purchases	(341,945)	-	-	-	-	(4,405)	-	(4,405)
Reissuance of treasury shares in connection with restricted stock grants	290,500	-	(3,741)	-	-	3,741	-	-
Stock-based compensation	-	-	728	-	-	-	-	728
ESOP shares committed to be released	-	-	87	-	320	-	-	407

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	4,377	-	-	-	4,377
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	2,463	2,463
Prior service costs on pension and other post retirement benefit plans, net of tax	-	-	-	-	-	-	(681)	(681)
Total comprehensive income								6,159

Additional shares issued pursuant to second step conversion and offering	320,739	2	(2)	-	-	-	-	-
Cancelation of common stock owned by United Mutual Holding Company	(9,189,722)	(92)	92	-	-	-	-	-
Proceeds from issuance of common stock pursuant to second-step conversion, net of offering costs of $5,438	9,564,570	96	90,112	-	-	-	-	90,208
Cancelation of treasury shares	-	-	(1,914)	-	-	1,914	-	-
Capital contribution pursuant to dissolution of United Mutual Holding Company	-	-	82	-	-	-	-	82
Shares purchased for ESOP	-	-	-	-	(7,538)	-	-	(7,538)
Cash dividends paid ($0.24 per share)	-	-	-	(1,757)	-	-	-	(1,757)
Treasury stock purchases	(86,390)	-	-	-	-	(1,250)	-	(1,250)
Stock-based compensation	-	-	1,880	-	-	-	-	1,880
ESOP shares committed to be released	-	-	150	-	475	-	-	625

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120
The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,377	$4,924	$4,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,425	969	917
ESOP expense	625	407	376
Stock-based compensation	1,880	728	-
Contribution to United Charitable Foundation	-	-	3,649
Amortization of premiums and discounts	103	308	670
Depreciation and amortization	831	838	667
Amortization of intangible assets	30	25	-
Net loss (gain) on sales of loans	5	(3)	(2)
Net (gain) loss on sale of other real estate owned	(14)	-	-
Net (gain) loss on sale of property and equipment	(4)	21	(4)
Net loss (gain) on sale of available for sale securities	275	222	(3)
Deferred income tax (benefit) provision	(2,348)	(1,679)	978
Increase in cash surrender value of bank-owned life insurance	(348)	(273)	(326)
Increase in accrued interest receivable	(157)	(392)	(1,065)
(Increase) decrease in other assets	(789)	475	(2,005)
Increase (decrease) in accrued expenses and other liabilities	3,697	(42)	337
Net cash provided by operating activities	9,588	6,528	8,558
Cash flows from investing activities:
Purchases of securities available for sale	(90,513)	(47,764)	(124,036)
Proceeds from sales of securities available for sale	16,537	28,896	2,597
Proceeds from calls, maturities and principal repayments of securities available for sale	66,579	55,430	44,127
Purchases of securities held to maturity	(675)	-	(909)
Proceeds from maturities, calls and principal repayments of securities held to maturity	274	75	75
Investment in short term time deposits	(1,030)	-	-
Purchases of Federal Home Loan Bank of Boston stock	(983)	(2,686)	(567)
Proceeds from sales of other real estate owned	576	1,852	-
Net loan originations and principal repayments	(67,288)	(127,570)	(64,046)
Proceeds from sales of loans	2,041	170	215
Purchases of property and equipment	(685)	(1,372)	(1,245)
Cash paid to acquire Levine Financial Group	(55)	(100)	-
Proceeds from sale of property and equipment	21	-	16
Net cash used in investing activities	(75,201)	(93,069)	(143,773)
Cash flows from financing activities:
Net increase in deposits	32,996	32,075	39,938
(Decrease) increase in short term borrowings	(51,145)	53,201	1,799
Proceeds from Federal Home Loan Bank of Boston long term advances	30,000	68,000	39,000
Repayments of Federal Home Loan Bank of Boston long term advances	(40,664)	(53,275)	(25,613)
Net increase in repurchase agreements	3,439	1,991	4,118
Net increase (decrease) in escrow funds held for borrowers	235	(8)	174
Payments on capitalized lease obligation	(158)	-	-
Treasury stock purchases	(1,250)	(4,405)	-
Cash dividends paid	(1,757)	(1,462)	-
Net proceeds from stock offering subscriptions	90,290	-	74,822
Acquisition of common stock by ESOP	(7,538)	-	(6,413)
Net cash provided by financing activities	54,448	96,117	127,825
(Decrease) increase in cash and cash equivalents	(11,165)	9,576	(7,390)
Cash and cash equivalents at beginning of period	25,419	15,843	23,233
Cash and cash equivalents at end of period	$14,254	$25,419	$15,843
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$30,361	$24,353	$16,080
Income taxes – net	2,467	3,882	2,786
Non-cash item:
Capitalized lease asset and obligation	$1,932	$-	$-
Transfer of loans to other real estate owned	880	562	1,602

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE A – REORGANIZATION AND CHANGE IN CORPORATE FORM

On July 12, 2005, United Financial Bancorp, Inc. (“United Financial-Federal”)  completed an initial public offering, accepting orders for 7,672,153 shares of common stock at a purchase price of $10.00 per share, representing 44.6% of its outstanding shares. Of this amount, 641,300 shares were purchased by the newly-formed ESOP which was financed by a loan from United Financial-Federal. The remaining 55.4% of United Financial-Federal shares were held by United Mutual Holding Company (53.4%) and the United Charitable Foundation (2.0%). The completion of the initial public offering resulted in an increase in stockholders' equity of $68,409.

On December 3, 2007, United Financial Bancorp, Inc., a Maryland corporation ("United Financial-Maryland" or the "Company") as successor to United Financial-Federal, completed the "second-step" conversion of United Bank (the "Bank") from the mutual holding company structure to the stock holding company structure (the "Conversion") pursuant to a Plan of Conversion and Reorganization, as amended (the "Plan"). Upon completion of the Conversion, United Financial-Maryland became the holding company for the Bank and owns all of the issued and outstanding shares of the Bank's common stock. In connection  with the Conversion, 9,564,570 shares of  common stock, par  value $0.01 per  share, of United Financial-Maryland ("Common Stock") were sold in subscription, community and syndicated community offerings to certain depositors of the Bank and other investors for $10.00 per share, or $95.6 million in the aggregate (the "Offerings"), and 8,199,797 shares of United Financial-Maryland Common Stock were issued in exchange for the outstanding shares of common stock of United Financial-Federal, Inc., the former mid-tier holding company for the Bank, held by the "public" shareholders of United Financial-Federal (all shareholders except United Mutual Holding Company). Each share of common stock of United Financial-Federal was converted into the right to receive 1.04079 shares of United Financial-Maryland Common Stock in the Conversion.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, United Bank. UCB Securities, Inc. is a subsidiary of the Bank and is engaged in buying, selling and holding of securities. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as “the Company”.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have original maturities of 90 days or less.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of taxes, as a separate component of stockholders’ equity.  The Company had no securities classified as trading at December 31, 2007 and 2006.

Premiums and discounts on investment securities are amortized or accreted into income on the level yield method over the life of the investments. If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations. Gains and losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

Loans

Real estate mortgage loans and other loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses. The Company does not originate loans for the purpose of resale.

Interest on most loans is included in income as earned based upon interest rates applied to unpaid principal using the simple interest method. Accrual of interest on loans is discontinued when in the judgment of management the collectibility of principal or interest becomes doubtful or when a loan becomes contractually past due 90 days with respect to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period interest income. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income according to management’s judgment as to the collectibility of principal. Interest accruals are resumed on such loans only when they are brought fully current as to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined by management to be adequate to absorb probable losses based on an evaluation of known and inherent losses in the portfolio. The adequacy of the allowance for loan losses is evaluated on a quarterly basis by management. Factors considered in evaluating the adequacy of the allowance include prior loss experience, current economic conditions and their effect on borrowers, the character and size of the loan portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely and recoveries are credited to the allowance when received.

Determining an appropriate level for the allowance for loan losses necessarily involves a high degree of judgment. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

A substantial portion of the Company’s loans are secured by real estate in Western Massachusetts. Accordingly, the ultimate collectibility of the Company’s loan portfolio is susceptible to changing conditions in this market area.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, prescribes that other identifiable intangible assets are recorded at their estimated fair value and are amortized on a straight-line basis over their estimated useful lives. These assets are evaluated for impairment if circumstances suggest that their value may be impaired.

In 2006, the Company acquired Levine Financial Group, a financial management company with $88 million in assets under management. The purchase price was $300 with $100 paid in cash and $200 was contingent upon customer retention. The Company recorded approximately $300 as a customer relationship intangible asset which is being amortized over a ten year period. The Company recognized amortization totaling $30 and $25, respectively, for the years ended December 31, 2007 and 2006.

Business Segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information which is presently evaluated by the Company's chief operating decision-maker, the Company operates in a single business segment.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Earnings Per Share

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the ESOP and unvested restricted stock awards. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses are charged to current period operations as incurred. Gains and losses upon disposition are reflected in income as realized.

Foreclosed assets held for sale are recorded at the lower of fair value less estimated costs to sell or cost.  Subsequent changes in the fair value of the foreclosed assets are reflected through the use of a valuation allowance.

Banking Premises and Equipment

Banking premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, including consideration of renewal options, or the estimated useful life of the asset. The cost of maintenance and repairs is charged against income as incurred. The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

An asset retirement obligation is recognized as a liability and measured at fair value. Because the liability is recorded at its fair value and not its ultimate settlement amount, increases in the liability’s carrying amount for accretion are recognized each period. The accretion expense is classified as an operating expense in the income statement. The Company also capitalizes the cost associated with its asset retirement obligations as part of the carrying amount of the associated long-lived assets. As part of the depreciable cost of the related long-lived assets, capitalized asset retirement costs are depreciated over their useful life.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Retirement Benefits

The Company maintained a defined benefit retirement plan for its employees through a multi-employer defined benefit plan sponsored by the Co-operative Banks Employees’ Retirement Association (CBERA). In the fourth quarter of 2006, following a comprehensive review of the Company’s employee benefit plans, the Board of Directors voted to freeze the defined benefit pension plan effective April 30, 2007. All benefits earned by eligible plan participants were frozen at that date and, accordingly, no additional expense related to the plan will be recognized in future periods.  The Company recognized pension expense based upon assessments by CBERA. The Company has also established a defined contribution plan for eligible employees. The Company matches employee contributions up to 5% of an employee’s qualified compensation.

The Company established in 2007 an unfunded supplemental executive retirement plan (SERP) for certain employees that provides benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. This plan is nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Company; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (OCI). SFAS 158 further requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. This Statement was effective as of December 31, 2006 and was not applicable to the Company until the Senior Executive Retirement Plan and Director Retirement Plan were adopted in 2007 as discussed in Note K.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax basis of the Company’s assets and liabilities and certain tax carryforwards at enacted tax rates.

Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management's belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2007 or 2006 for deferred tax assets.

The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The result of the Company’s assessment of its tax positions in accordance with FIN 48 had no effect on the Company’s financial condition as of January 1, 2007. It is the Company’s policy to record estimated interest and penalties as part of income tax expense. During the year ended December 31, 2007, there was no interest or penalties.

Stock Compensation Plan

The Company adopted SFAS No. 123R, “Share-Based Payment”, on January 1, 2006.  SFAS 123R requires that the compensation cost associated with share-based payment transactions, such as stock options and restricted stock awards, be recognized in the financial statements over the requisite service (vesting) period. During the year ended December 31, 2006, the Company’s shareholders approved a stock based incentive plan, which is described in Note J.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	December 31,

	2007	2006	2005

Change in unrealized holding gains (losses) on available for sale securities	$4,562	$633	$(3,371)
Reclassification adjustment for losses (gains) realized in income	275	222	(3)
Net change in unrealized gains (losses)	4,837	855	(3,374)
Tax effect	(2,374)	(341)	1,321
	2,463	514	(2,053)
Adjustment to liability for retirement plans	(1,152)
Tax effect	471	-	-
	(681)	-	-
Other comprehensive income (loss)	$1,782	$514	$(2,053)

At December 31, 2007, the components of accumulated other comprehensive income, net of tax, included an unrealized gain on securities available for sale of $512 and a ($681) pension liability adjustment.

Reclassifications

Amounts reported for prior periods are reclassified as necessary to be consistent with the current-period presentation.

Advertising and public relations expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Developments

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The Company adopted EITF 06-05 on January 1, 2007. The Company’s implementation of this Interpretation had no material effect on its results of operations or financial condition.

In June 2006, the EITF released Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impact of adopting EITF 06-4 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. SFAS No.157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on its results of operations or financial condition.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Concluded

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material impact on its results of operations or financial position.

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” which would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008. This deferral would not apply, however, to an entity that applies SFAS No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. In February 2008, the FASB finalized the provisions of proposed FSP 157-b, issuing FSP 157-2 as authoritative guidance. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its Consolidated Financial Statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Available for Sale
December 31, 2007:
Government-sponsored enterprises	$45,447	$51	$(24)	$45,474
Mortgage-backed securities	146,764	1,270	(453)	147,581
Municipal bonds	5,295	8	(19)	5,284
Corporate bonds	2,820	5	(47)	2,778
Subtotal	200,326	1,334	(543)	201,117
Marketable equity securities	140	-	-	140
Total	$200,466	$1,334	$(543)	$201,257

December 31, 2006:
Government-sponsored enterprises	$78,248	$4	$(883)	$77,369
Mortgage-backed securities	111,481	107	(2,314)	109,274
Municipal bonds	-	-	-	-
Corporate bonds	3,415	14	(120)	3,309
Subtotal	193,144	125	(3,317)	189,952
Marketable equity securities	294	-	(9)	285
Total	$193,438	$125	$(3,326)	$190,237

	Amortized	Unrealized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Held to Maturity
December 31, 2007:
IRB	$1,197	$-	$-	$1,197
Municipal bonds	2,435	11	(12)	2,434
Total	$3,632	$11	$(12)	$3,631

December 31, 2006:
IRB	$1,271	$-	$-	$1,271
Municipal bonds	1,970	4	(18)	1,956
Total	$3,241	$4	$(18)	$3,227

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists solely of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES -Continued

As of December 31, 2007, the Bank has pledged securities with an amortized cost of $18,000 and a fair value of $17,994 to secure treasury, tax and loan deposits at the Federal Reserve Bank of Boston and to secure customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston, as discussed further in Note G.

Gross unrealized losses and fair values at December 31, 2007 and 2006 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
2007:
Securities Available for Sale
Government-sponsored enterprises	$-	$-	$8,600	$(24)	6	$8,600	$(24)
Mortgage-backed securities	23,159	(190)	29,410	(263)	53	52,569	(453)
Municipal bonds	2,277	(19)	-	-	6	2,277	(19)
Corporate bonds	1,857	(47)	-	-	2	1,857	(47)
Marketable equity securities	-	-	-	-	-	-	-
Total	$27,293	$(256)	$38,010	$(287)	67	$65,303	$(543)

Securities Held to Maturity
Municipal bonds	$666	$(9)	$757	$(3)	6	$1,423	$(12)
Total	$666	$(9)	$757	$(3)	6	$1,423	$(12)

2006:
Securities Available for Sale
Government-sponsored enterprises	$1,239	$(19)	$62,182	$(864)	28	$63,421	$(883)
Mortgage-backed securities	13,609	(117)	78,972	(2,197)	86	92,581	(2,314)
Municipal bonds	-	-	-	-	-	-	-
Corporate bonds	-	-	1,841	(120)	4	1,841	(120)
Marketable equity securities	-	-	285	(9)	2	285	(9)
Total	$14,848	$(136)	$143,280	$(3,190)	120	$158,128	$(3,326)

Securities Held to Maturity
Municipal bonds	$212	$(1)	$1,207	$(17)	7	$1,419	$(18)
Total	$212	$(1)	$1,207	$(17)	7	$1,419	$(18)

Management has evaluated the securities in the preceding tables and concluded that none of these securities have experienced impairments that are other-than temporary. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, and the credit rating on the securities. Management believes that the current unrealized loss position is related to the current interest rate environment. The Company has the ability to hold these securities until the earlier of maturity or a market price recovery and currently has no plans to dispose of any of these securities.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Concluded

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2007	2006	2005

Proceeds from sales	$16,537	$28,896	$2,597
Gross gains	40	56	16
Gross losses	(315)	(278)	(13)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2007, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
	Securities Available for Sale		Securities Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$18,543	$18,505	$363	$363
Due from one year to five years	49,777	49,577	1,318	1,320
Due from five years to ten years	9,947	9,931	476	483
Due after ten years	122,059	123,104	1,475	1,465
	$200,326	$201,117	$3,632	$3,631

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET

The components of loans are as follows at December 31:

	2007	2006

One-to four-family residential real estate	$339,470	$319,108
Commercial real estate	214,776	175,564
Construction	42,059	54,759
Home equity loans	116,241	112,739
Commercial and industrial	81,562	69,762
Automobile	22,461	24,456
Consumer	8,126	5,725
Total loans	824,695	762,113

Net deferred loan costs and fees	2,136	1,285
Allowance for loan losses	(7,714)	(7,218)
Loans, net	$819,117	$756,180

The Company’s lending activities are conducted principally in Western Massachusetts.  The Bank grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans.  In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties.  Most loans granted by the Company are collateralized by real estate.  The ability and willingness of the single family residential, commercial and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values.  The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET - Continued

Nonaccrual loans amounted to approximately $1,785 and $1,288 at December 31, 2007 and 2006, respectively.  Additional interest income of approximately $69, $71 and $158 would have been recorded during the years ended December 31, 2007, 2006 and 2005, respectively, if the loans had performed in accordance with their original terms.

At December 31, 2007 and 2006, the recorded investment in impaired loans was $1,785 and $1,288, respectively, all of which were accounted for on a non-accrual basis. An allowance for loan losses was established on $1,785 and $1,288 of the impaired loans at December 31, 2007 and 2006, respectively, which allowances amounted to $223 and $295 at the respective year-ends. The average balance of impaired loans was $2,154, $2,076 and $2,145 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest income recognized on impaired loans during 2007, 2006 and 2005 was not significant.

Certain officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness, in the form of loans, as customers.  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time or comparable transactions with other customers and did not involve more than the normal risk of collectibility.

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2007	2006

Beginning balance	$1,150	$1,414
New loans	460	35
Repayments	(483)	(299)
Ending balance	$1,127	$1,150

The Company does not presently originate loans for the purpose of reselling them in the secondary market but has occasionally sold residential mortgage loans from its portfolio ($2,046 in 2007 and $167 in 2006). Loans serviced by the Company for others totaled $33,758 and $36,900 at December 31, 2007 and 2006, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2007 and 2006.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Concluded

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2007	2006	2005

Balance at beginning of year	$7,218	$6,382	$5,750
Provision for loan losses	1,425	969	917
Charge-offs	(983)	(186)	(455)
Recoveries	54	53	170
Balance at end of year	$7,714	$7,218	$6,382

NOTE E – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

			Estimated
	2007	2006	Useful Lives

Land and improvements	$2,387	$2,146
Buildings and improvements	7,625	7,475	25 - 40 Years
Leasehold improvements	471	1,976	Lesser of useful life or term of lease

Furniture and equipment	1,802	2,271	5 Years
Assets under capitalized lease	1,932	-	Lesser of lease term or useful life

	14,217	13,868
Less accumulated depreciation and amortization	(3,617)	(5,047)
	$10,600	$8,821

Depreciation and amortization expense totaled $831, $838 and $667 for the years ended December 31, 2007, 2006 and 2005, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE E – BANKING PREMISES AND EQUIPMENT- Concluded

The Company leases six of its branches, two ATM facilities and two financial services offices. Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $408, $363 and $259, respectively. The leases, which are noncancelable, expire at various dates through 2031. The Company also entered into a capital lease obligation for one of its branches. Future minimum rental commitments under the terms of these leases are as follows:

	Operating	Capital
	Leases	Lease	Total
Years ending December 31,

2008	$588	$146	$734
2009	640	146	786
2010	601	146	747
2011	515	146	661
2012	458	146	604
Thereafter	4,484	2,651	7,135
Total minimum lease payments	$7,286	$3,381	$10,667

At December 31, 2007 the Company had a $1.9 million capital lease obligation consisting of the $3.4 million commitment for future payments reduced by capitalized interest totaling $1.5 million. The Company had no outstanding obligations at December 31, 2006. For the year ended December 31, 2007, the Company recognized $116 of interest expense on the capital lease obligations.

NOTE F – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2007	2006

Demand	$102,010	$97,190
NOW	35,207	37,523
Regular savings	65,711	65,475
Money market	168,107	165,984
Certificates of deposit	347,647	319,514
	$718,682	$685,686

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE F – DEPOSITS- Concluded

Certificates of deposit with balances greater than or equal to $100 totaled $126,880 and $103,321 at December 31, 2007 and 2006, respectively.  The FDIC generally insures deposit amounts up to $100, as defined in the applicable regulations. The maturity of those certificates as of December 31, 2007 is as follows:

Three months or less	$74,055
Over three months through six months	28,034
Over six months through one year	16,142
Over one year to three years	7,278
Over three years	1,371
Total	$126,880

The scheduled maturities of time deposits at December 31, 2007, are as follows:

Less than one year	$312,292
Over one year to two years	21,888
Over two years to three years	8,815
Over three years to four years	602
Over four years to five years	4,050
Total time deposits	$347,647

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2007	2006	2005

NOW	$178	$103	$148
Regular savings	593	638	647
Money market	5,631	5,125	3,098
Certificates of deposit	15,540	12,829	8,407
Total	$21,942	$18,695	$12,300

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE G – BORROWINGS

Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and as such, is required to invest in stock of the FHLBB. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase its stock prior to expiration of the five year redemption notice. The Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

The FHLBB is authorized to make advances to its members subject to such regulations and limitations as its Board of Directors may prescribe. The Bank’s advances are secured by its FHLBB stock and a blanket lien on certain qualified collateral, primarily one-to four-family first mortgage loans and certain debt securities. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $293,179 at December 31, 2007 and $142,518 at December 31, 2006. At December 31, 2007 and 2006, the Bank had no borrowing against the line of credit.

Advances outstanding at December 31, 2007, 2006 and 2005 consisted of the following:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Within 1 year	$17,152	5.00%	$65,000	5.16%	$13,799	3.40%
Over 1 year to 2 years	13,000	5.13%	16,411	5.06%	10,000	4.37%
Over 2 years to 3 years	26,767	4.15%	13,000	5.13%	19,393	4.95%
Over 3 years to 4 years	23,267	4.60%	16,111	3.20%	-
Over 4 years to 5 years	9,968	4.34%	39,184	4.60%	20,318	3.19%
Over 5 years	17,843	4.36%	20,100	4.32%	38,370	4.02%
	$107,997	4.55%	$169,806	4.73%	$101,880	3.98%

At December 31, 2007, advances in the amount of $20,000 are callable at the option of the FHLBB during 2008 and 2009.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

Repurchase Agreements

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The following table summarizes repurchase agreement activity for the years indicated:

	At or For the Years Ended December 31,
	2007	2006	2005

Balance at year-end	$13,864	$10,425	$8,434
Average amount outstanding during the year	7,788	5,546	5,572
Interest expense incurred during the year	259	167	90
Maximum amount outstanding at any month-end	13,864	10,425	8,675
Average interest rate during the year	3.33%	3.01%	1.62%
Weighted average interest rate at year-end	3.12%	3.38%	2.12%

NOTE H – INCOME TAXES

Allocation of federal and state income taxes between current and deferred provisions is as follows:

	Years Ended December 31,
	2007	2006	2005
Current tax provision:
Federal	$4,240	$3,618	$1,417
State	1,161	1,079	254
	5,401	4,697	1,671
Deferred tax provision (benefit):
Federal	(1,719)	(1,289)	704
State	(621)	(390)	274
	(2,340)	(1,679)	978

Tax provision	$3,061	$3,018	$2,649

The reasons for the difference between the statutory federal income tax rate and the effective rate are as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.8	5.7	5.0
Stock-based compensation	2.6	-	-
Tax-exempt obligations	(0.9)	-	-
Officers' life insurance	(0.7)	-	-
Other, net	1.4	(1.7)	(1.2)

Effective tax rate	41.2%	38.0%	37.8%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE H – INCOME TAXES – Continued

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006
Deferred tax asset:
Federal	$4,868	$4,744
State	1,729	1,548
	6,597	6,292
Deferred tax liability:
Federal	(1,280)	(2,558)
State	(364)	(883)
	(1,644)	(3,441)

Net deferred tax asset:	$4,953	$2,851

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	At December 31,
	2007	2006

Cash basis of accounting	$28	$29
Investments:
Net unrealized loss (gain) on securities available for sale - SFAS 115	(283)	426
Impairment loss on preferred stock	22	-
Retirement benefits	471	-
Depreciation	704	492
Deferred expense	(1,077)	(1,044)
Allowance for loan losses	3,158	2,955
Employee benefit plans	1,739	1,337
Market value adjustment on loans	(275)	(2,391)
Contribution carryover	454	1,048
Other	12	(1)
Net deferred tax asset	$4,953	$2,851

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE H – INCOME TAXES – Concluded

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2007	2006

Balance at beginning of year	$2,851	$1,245
Deferred tax provision	2,340	1,679
Change in unrealized loss on securities available for sale	(238)	(73)
Balance at end of year	$4,953	$2,851

The charitable contribution carryforward may be carried forward until 2009 and is limited to 10% of taxable income each year.  Based on an assessment of the likely ranges of taxable income during the carryforward period, management believes that it is more likely than not it will fully utilize tax deductions for this item.

The Bank’s base year reserve (as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise.  Accordingly, the Bank has not recorded a deferred tax liability of approximately $2,600 relating to approximately $6,200 of cumulative tax deductions generated prior to December 31, 1995.

NOTE I – EARNINGS PER SHARE

Since the Company’s initial public offering (IPO) in July 2005, the Company has presented earnings per share data for quarterly and annual reporting periods during which its shares were outstanding for the complete period. This presentation was consistent with the method used in practice by banking entities which reorganized using the mutual holding company structure. Pursuant to guidance provided to the Company by the staff of the Securities and Exchange Commission, the Company revised its presentation of earnings per share data for periods prior to its IPO to reflect shares issued to United Mutual Holding Company in the IPO as outstanding for all periods presented. Shares issued to the public in the IPO, which was completed on July 12, 2005, are presented as outstanding from the time of issuance. In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE I – EARNINGS PER SHARE - Concluded

The calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 is presented below.

	Years Ended December 31,
	2007	2006	2005

Net income	$4,377	$4,924	$4,369

Weighted average common shares applicable to basic EPS (1)	16,852,566	17,139,599	13,193,088
Effect of dilutive potential common shares (2, 3)	53,147	9,428	-

Weighted average common shares applicable to diluted EPS	16,905,713	17,149,027	13,193,088

Earnings per share:
Basic	$0.26	$0.29	$0.33
Diluted	$0.26	$0.29	$0.33
___________________________
(1)
The Company issued 17,205,995 shares of common stock in its July, 2005 initial public offering, including 9,189,722 shares issued to United Mutual Holding Company. In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicate offering. All share data in prior periods have been adjusted by the exhange ratio.

(2)
For the years ended December 31, 2007 and 2006, options to purchase 785,275 and 778,510 shares, respectively, were not included in the computation of diluted earnings per share because they were antidulutive.

(3)	Includes incremental shares related to stock options and restricted stock.

NOTE J – STOCK-BASED INCENTIVE PLAN

The Company’s 2006 Stock-Based Incentive Plan (the “Incentive Plan”) was approved by shareholders at the Company’s Annual Meeting held on July 20, 2006. The Incentive Plan will remain in effect for a period of ten years and provides for the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options. As of a result of the Company’s second step conversion and offering and in accordance with provisions in the Incentive Plan, the Board of Directors voted to adjust the total number of shares authorized for grant, the number of stock options outstanding and the exercise prices for outstanding options by the exchange ratio of 1.04079. Employees and outside directors of the Company are eligible to receive awards under the Incentive Plan. The holders of restricted stock awards also have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the Incentive Plan, all outstanding stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE J – STOCK-BASED INCENTIVE PLAN - Continued

Under the Incentive Plan, stock options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years.  Stock options vest based on continued service with the Company over the five year period following the grant date. Certain employees and directors are eligible for accelerated vesting based upon early retirement provisions in the plan.  The compensation cost related to stock options is based upon the fair value for each option as of the date of the grant determined using the Black-Scholes option pricing model.  The Black-Scholes model requires the Company to provide estimates of the expected term, volatility of the underlying stock, the stock’s dividend yield and the discount rate. The Company intends to repurchase shares in the open market to satisfy stock option exercises.

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date. Restricted stock awards vest based upon continuous service with the Company over the five year period following the grant date. Certain employees and directors are eligible for accelerated vesting based upon early retirement provisions in the plan. During the vesting period, participants are entitled to dividends for all awards.

A combined summary of activity in the Company’s Incentive Plan activity for the years ended December 31, 2006 and 2007 is presented in the following table:

		Stock Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant	Number of	Exercise
	for Grant	Shares	Value	Shares	Price

Balance at December 31, 2005	-	-	$-	-	$-
New Incentive Plan	1,228,475	-	-	-	-
Granted	(1,080,860)	302,349	12.35	778,510	12.37
Stock options exercised	-	-	-	-	-
Shares vested	-	-	-	-	-
Forfeited	-	-	-	-	-
Cancelled	-	-	-	-	-

Balance at December 31, 2006	147,615	302,349	$12.35	778,510	$12.37

Granted	(6,765)	-	-	6,765	11.36
Stock options exercised	-	-	-	-	-
Shares vested	-	(68,379)	12.35	-	-
Forfeited	-	-	-	-	-
Cancelled	-	-	-	-	-

Balance at December 31, 2007	140,850	233,970	$12.35	785,275	$12.36
(1)	In conjunction with the Company's second-step conversion, the numbers of shares and weighted average prices have been adjusted by the conversion ratio of 1.04079.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE J – STOCK-BASED INCENTIVE PLAN - Concluded

In 2006, the Company granted 778,510 stock options and 302,349 restricted shares to certain directors and employees.  The stock options had a weighted average value of $3.63 per share, with a total grant date fair value of $2,742.  The restricted shares had a weighted average value of $12.86 per share, with a total grant date fair value of $3,735.  In 2007, the Company granted 6,765 stock options with a weighted average value of $3.21 and a total grant date fair value of $21.  No new restricted shares were granted in 2007. At December 31, 2007, the Company has 48,644 restricted shares and 92,208 stock options available for grant under the 2006 stock based incentive plan.

The Company’s total compensation cost for shared-based payment arrangements was $1,880 in 2007 and $728 in 2006.  The Company recorded tax benefits of $191 in 2007 and $219 in 2006 related to the recognition of the shared-based compensation expense.  As of December 31, 2007, compensation costs related to nonvested awards totaling $2,266 has not been recognized.  These costs will be recognized over an estimated weighted average period of 2.2 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2007 and 2006.

	2007	2006

Weighted average fair value	$3.21	$3.63
Expected term (short-cut method)	6.50 years	6.50 years
Volatility	25.00%	25.00%
Expected dividend yield	2.00%	2.00%
Weighted average risk-free interest rate	4.36%	4.81%

A summary of stock options outstanding and exercisable at December 31, 2007 is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	785,275	172,771
Weighted average exercise price	$12.36	$12.36
Aggregate intrinsic value	$-	$-
Weighted average remaining contractual term	8.1 years	8.1 years

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS

Retirement  Plans

The Company maintained a defined benefit retirement plan for its employees through a multi-employer defined benefit plan sponsored by the Co-operative Banks Employees’ Retirement Association (CBERA). In the fourth quarter of 2006, following a comprehensive review of the Company’s employee benefit plans, the Board of Directors voted to freeze the defined benefit pension plan effective April 30, 2007. All benefits earned by eligible plan participants were frozen at that date and, accordingly, no additional expense related to the plan will be recognized in future periods. The Company recognized pension expense based upon assessments by CBERA. The Company’s contribution to the plan was $227, $397 and $394 for the years ended December 31, 2007, 2006 and 2005, respectively. Under the plan, retirement benefits were based on years of service and the highest average compensation. In addition, employees make voluntary contributions to a defined contribution plan. These contributions are matched by the Company up to a maximum of 5% of the employee’s qualified salary. The contributions matched by the Company were $367, $307 and $292 for the years ended December 31, 2007, 2006 and 2005, respectively.

Incentive Plan

The Company maintains an incentive plan in which employees are eligible to participate.  The incentive plan provides for awards based on the achievement of both individual and Company performance goals, subject to approval by the Board of Directors.  Related expense amounted to $409, $547 and $832 for the years ended December 31, 2007, 2006 and 2005, respectively.

Executive Supplemental Retirement Benefits

In prior years the Company entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers.  The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility.  Effective October 1, 2007, in connection with its annual compensation review, the Company consolidated the Agreements of current senior executives into a Senior Executive Retirement Plan (the “SERP”).  The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $863 and $1,626 at December 31, 2007 and 2006, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets.  The expense for the Agreements, excluding interest, was $114, $162 and $156 for the years ended December 31, 2007, 2006 and 2005, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS- Continued

Effective October 1, 2007, the Company adopted a SERP which replaced the individual Agreements for current officers. The new SERP includes two additional executives. The SERP provides that each executive will receive supplemental benefits, to the extent vested, commencing 180 days following separation from service. The supplemental benefit will be equal to the percentage of the executive’s final average compensation set forth in each executive’s participation agreement, multiplied by a fraction, the numerator of which is the executive’s years of employment with United Bank and the denominator of which is set forth in the executive’s participation agreement. The supplemental benefit will commence on the executive’s normal benefit date and will be payable in a lump sum, unless the executive has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit.  The SERP is unfunded and is considered a nonqualified plan under the Internal Revenue Code. The SERP is accounted for as a defined benefit plan under the provisions of SFAS Nos. 87, 132(R) and 158. SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Other Comprehensive Income. SFAS 158 also requires the determination of the fair values of a plan’s assets at a company’s year-end and the recognition of prior service costs or credits as a component of Other Comprehensive Income.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS- Continued

Directors Fee Continuation Plan

In prior years the Company sponsored a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, in connection with its annual compensation review, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Additional directors will begin participation in the plan as of the first day of the plan year in which they become members of the board of directors.  Retired directors will continue to receive benefits under the Directors Fee Continuation Plan.  At December 31, 2007 and 2006, the Company’s recorded liability for this plan amounted to $594 and $868, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets.  The expense associated with this plan, excluding interest, was $10, $59 and $207 for the years ended December 31, 2007, 2006 and 2005, respectively.

Director Retirement Plan

The Board of Directors adopted a Director Retirement Plan effective October 1, 2007 to replace the Directors Fee Continuation Plan adopted in May 1999. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Additional directors will begin participation in the plan as of the first day of the plan year in which they become members of the board of directors.

The Director Retirement Plan will provide for the payment of normal retirement benefits upon the director’s separation from service on or after attainment of his normal retirement age (age 72 or age 65 with 10 years of service). The normal retirement benefit will generally be equal to 70% of the average annual director’s fees over the highest three years during a Director’s final 10 years of service, and will be payable in 10 annual installments commencing within 60 days after the director’s separation from service. In the event a participant has a separation from service prior to his normal retirement date (other than due to termination for cause, disability or death), the participant will be entitled to a lesser benefit payable in ten annual installments commencing at age 65. The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%. A director’s benefit percentage will accelerate to 100% upon the director’s separation from service due to death, disability or a change in control. The Director Retirement Plan is accounted for as a defined benefit plan under the provisions of SFAS Nos. 87, 132(R) and 158.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS- Continued

The following table summarizes the changes in the projected benefit obligation (PBO), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2007.  These plans have no assets at December 31, 2007.  Amounts recognized at December 31, 2007 are reflected in net deferred tax asset and accrued expenses and other liabilities on the consolidated balance sheet.

		Director
		Retirement
	SERP	Plan

Year ended December 31, 2007:
Change in projected benefit obligation:
Beginning of period	$1,707	$567
Service cost	63	13
Interest cost	26	8
Actuarial loss (gain)	-	-
Benefits paid	-	-
End of period	$1,796	$588

Funded status at December 31, 2007:
Funded status	$1,796	$588
Unrecognized transition obligation	-	-
Unrecognized prior service cost	(823)	(329)
Unrecognized net actuarial (gain) loss	-	-
Accrued post retirement benefit cost	$973	$259

Weighted-average assumptions used to determine benefit obligations at December 31, 2007:
Discount rate	6.00%	5.00%
Rate of compensation increase	5.00%	2.00%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS- Continued

Components of the net periodic benefit cost are as follows:

		Director
		Retirement
	SERP	Plan
Year ended December 31, 2007:
Service cost	$63	$13
Interest cost	26	8
Total pension cost	89	21
Amortization of prior service cost	19	9
Net periodic benefit cost	$108	$30

Weighted-average assumptions used to determine net periodic pension expense:
Discount rate	6.00%	6.00%
Rate of compensation increase	5.00%	2.00%

The unrecognized prior service cost is being amortized over a period of ten years. In 2008, approximately $77 and $37 in prior service cost for SERP and the Director Retirement Plan, respectively, is expected to be recognized as a component of net periodic pension cost.

At December 31, 2007, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

		Director
		Retirement
	SERP	Plan
Years ending December 31,

2008	$-	$196
2009	-	-
2010	-	-
2011	2,427	-
2012	649	181
2013 through 2017, inclusive	-	610
Total expected benefit payments	$3,076	$987

The Company does not expect to contribute assets to these plans for 2008.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS- Continued

Employee Stock Ownership Plan
In connection with the Company’s 2005 initial public offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The Company issued 641,301 shares of common stock to the ESOP in exchange for a twenty-year note. In connection with the Company’s second step conversion, the number of shares in the plan has been adjusted by the exchange ratio of 1.04079 to total 667,458 shares. The loan amount was approximately $6,413 and was recorded as "Unearned Compensation" within stockholders' equity.  The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest. In November 2006, the Board of Directors voted to accelerate its Employee Stock Ownership Plan benefit from a twenty (20) year payout to a fifteen (15) year allocation period beginning in 2007.

As part of the Company’s 2007 second step conversion and offering, an additional 753,834 shares of common stock were contributed to the ESOP in exchange for a twenty-year note.  The loan amount was approximately $7,538 and was recorded as "Unearned Compensation" within stockholders' equity.  The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest.  The Board of Directors voted to use a twenty (20) year allocation period for the ESOP benefit beginning in 2008.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares held by the plan trustee in a suspense account for allocation among the participants as the loan is paid.  In connection with the release of shares from the suspense account, the Company reports compensation expense equal to the average market price of the shares.  Total compensation expense applicable to the ESOP amounted to $625, $406 and $376 for the years ended December 31, 2007, 2006 and 2005, respectively.

Shares held by the ESOP, adjusted by the exchange ratio of 1.04079, include the following:

	December 31,
	2007	2006	2005

Allocated	64,738	33,372	-
Committed to be released	46,208	33,372	33,372
Unallocated	1,308,339	600,714	634,086
	1,419,285	667,458	667,458

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are used to fund the scheduled annual debt payment.  The fair value of unallocated shares at December 31, 2007, 2006 and 2005 was $14,281, $7,965 and $7,024, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE L – COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans and standby letters of credit.  The Company does not record a liability for the fair value of the obligation undertaken in issuing standby letters of credit unless it becomes probable that the Company would have to perform under the guarantee.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual or notional amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at December 31, 2007 and 2006 are as follows:

	2007	2006

Unused lines of credit	$146,579	$135,374
Amounts due mortgagors	31,168	34,742
Standby letters of credit	1,627	879
Commitments to originate loans	15,890	42,551

Included in commitments to originate loans at December 31, 2007 and 2006 are fixed rate commitments in the amount of $13,275 and $15,316, at interest ranges of 5.34% to 8.25% and 5.25% to 9.00%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE L – COMMITMENTS AND CONTINGENCIES – Concluded

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments at December 31, 2007 and 2006 exceeds 100%.

Employment and change in control agreements

The Company has entered into a three-year employment agreement with its President and Chief Executive Officer expiring in 2010. This agreement generally provides for a base salary and the continuation of certain benefits currently received. Annually the Company may extend the agreement for an additional year. Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

The Company also entered into three-year change in control agreements with certain executive officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Litigation

The Company is subject to various legal actions arising in the normal course of business.  At December 31, 2007, the Company was not involved in any material legal proceedings.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE M – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to provide supplemental financial statement disclosures of the estimated fair value of its financial instruments.  Financial instruments include cash and cash equivalents, investment and mortgage-backed securities, loan, deposits, borrowings and certain off-balance sheet items such as loan commitments.  Other assets significant to the Company, including bank premises and equipment, deferred tax assets, as well as core deposit and other intangible assets are not considered financial instruments and are excluded from the fair value disclosures.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments

For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at December 31, 2007 also approximates fair value.

Investment Securities and FHLBB Stock

The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of Federal Home Loan Bank of Boston stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of Federal Home Loan Bank of Boston stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE M – FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using a valuation method selected by management.

The fair values of residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances, as required by SFAS No. 107.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable on investments and loans and accrued interest payable on deposits and borrowings, included in other liabilities, approximates their fair values.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, NOW, regular savings, and money market deposit accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank of Boston Advances

The fair value estimate of the borrowings from the Federal Home Loan Bank of Boston is determined by discounting the anticipated future cash payments by using the rates currently available to the Bank for debt with similar terms and remaining maturities.

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from transaction date and, accordingly, the fair value of these agreements approximates their recorded balance.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE M – FAIR VALUE OF FINANCIAL INSTRUMENTS – Concluded

Off-Balance Sheet Instruments

Fair value of off-balance sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note L, the fair value equals the carrying amounts which are not significant.

The fair value of the Company’s financial instruments is as follows at December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$14,254	$14,254	$25,419	$25,419
Short-term investments	1,030	1,030	-	-
Securities available for sale	201,257	201,257	190,237	190,237
Securities held to maturity	3,632	3,631	3,241	3,227
Stock in Federal Home Loan Bank of Boston	10,257	10,257	9,274	9,274
Net loans	819,117	822,309	756,180	733,196
Accrued interest receivable	4,477	4,477	4,320	4,320

Financial Liabilities:
Deposits (with no stated maturity)	371,035	371,035	366,172	366,172
Time deposits	347,647	347,828	319,514	318,916
Federal Home Loan Bank of Boston advances	107,997	108,791	169,806	167,051
Accrued interest payable	417	417	695	695
Repurchase agreements	13,864	13,864	10,425	10,425

NOTE N – STOCKHOLDERS’ EQUITY

Regulatory Capital

The Bank is subject to various minimum regulatory capital standards promulgated by The Office of Thrift Supervision (“OTS”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  United Financial Bancorp, Inc is not subject to capital guidelines.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE N – STOCKHOLDERS’ EQUITY – Concluded

The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the total risk-based capital requirement, the Tier I risk-based capital requirement and the Tier I or leverage capital requirement. The Tier I risk-based and Tier I leverage capital requirements provide for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of risk-weighted assets and to 4.0% of adjusted total assets, respectively, except for those banks with the highest examination rating and acceptable levels of risk.  The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets.  In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

The OTS capital rule requires savings associations to hold a ratio of 1.5% tangible capital to tangible assets.  Tangible equity is defined as core capital less tangible assets. Tangible assets is defined as adjusted total assets less intangible assets.

As of December 31, 2007, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

								To Be Well Capitalized
				For Capital				Under Regulatory
	Actual			Adequacy Purposes				Framework
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2007:

Total Risk-based Capital
(to Risk Weighted Assets)	$155,973	20.3%	>	$61,624	>	8.0%	>	$77,029	>	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	148,259	19.3%	>	30,812	>	4.0%	>	46,218	>	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	148,259	14.0%	>	42,347	>	4.0%	>	52,934	>	5.0%

Tangible Equity
(to Tangible Assets)	148,259	14.0%	>	15,880	>	1.5%	>	15,880	>	1.5%

As of December 31, 2006:

Total Risk-based Capital
(to Risk Weighted Assets)	$111,045	15.9%	>	$56,000	>	8.0%	>	$70,000	>	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	103,827	14.8%	>	28,000	>	4.0%	>	42,000	>	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	103,827	10.6%	>	39,295	>	4.0%	>	49,119	>	5.0%

Tangible Equity
(to Tangible Assets)	103,827	10.6%	>	14,736	>	1.5%	>	14,736	>	1.5%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE N – STOCKHOLDERS’ EQUITY – Concluded

The following table provides a reconciliation of total consolidated equity per the consolidated financial statements to capital amounts for the Bank reflected in the above table:

	December 31
	2007	2006
Total consolidated equity	$226,120	$137,711
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(77,802)	(35,433)
Accumulated other comprehensive loss	169	1,951
Disallowed goodwill and intangible assets	(258)	(289)
Other	30	(113)
Tangible, Tier I and Core Capital	148,259	103,827
Allowance for loan losses	7,714	7,218
Total risk-based capital	$155,973	$111,045

Common Stock Repurchase Program

In November 2006, the Board of Directors approved a plan to repurchase up to 5%, or approximately 858,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. Stock repurchases under the program are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2007 and 2006, the Company repurchased 82,697 and 1,945 shares at a cost of approximately $1,263 and $27, respectively, under this plan. In connection with the Company’s second step conversion and offering, which closed on December 3, 2007, all treasury shares were cancelled and the repurchase plan approved in 2006 was terminated.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE O –	CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$-	$336
Interest-bearing deposits	44,157	7,344
Total cash and cash equivalents	44,157	7,680

Short-term investments	1,030	-
Investment in Bank	148,318	102,278
Securities available for sale, at fair value	18,606	21,441
ESOP loan receivable	13,160	5,891
Other assets	1,392	827
TOTAL ASSETS	$226,663	$138,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$543	$406
Stockholders’ equity	226,120	137,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,663	$138,117

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
Income:
Investment interest	$1,252	$1,258	$617
ESOP loan interest	536	439	189
Loss on sale of securities	-	(9)	-
Total income	1,788	1,688	806

Expense:
Charitable contribution to Foundation	-	-	3,591
Professional services	1,105	958	266
Other expenses	43	31	63
Total expense	1,148	989	3,920

Income (loss) before income taxes and equity in undistributed earnings in the Bank	640	699	(3,114)
Income tax expense (benefit)	261	235	(894)
Income (loss) before equity in undistributed earnings of the Bank	379	464	(2,220)
Equity in undistributed earnings of the Bank	3,998	4,460	6,589
NET INCOME	$4,377	$4,924	$4,369

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE O –	CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$4,377	$4,924	$4,369
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of the bank	(3,998)	(4,460)	(6,589)
Net amortization of discounts and premiums	(27)	(83)	(46)
Net loss on sale of available for sale securities	-	9	-
(Decrease) increase in deferred income taxes	(525)	3	255
Charitable contribution to Foundation	-	-	3,649
Decrease (increase) in accrued interest receivable	17	57	(322)
Decrease (increase) in other assets	83	(717)	(182)
Intercompany payables and other liabilities	136	233	107
Net cash provided by (used in) operating activities	63	(34)	1,241

Cash flows from investing activities:
Purchases of securities available for sale	(12,059)	(2,094)	(32,963)
Proceeds from sales of securities available for sale	-	4,990	-
Proceeds from maturities and principal repayments of securities available for sale	15,181	6,934	1,676
Investment in short term time deposits	(1,030)	-	-
Loan to fund ESOP	(7,538)	-	(6,413)
Principal payments on ESOP loan	(270)	158	364
Net cash (used in) provided by investing activities	(5,716)	9,988	(37,336)

Cash flows from financing activities:
Investment in United Bank	(45,152)	3,579	(38,818)
Treasury stock purchases	(1,250)	(4,405)	-
Cash dividends paid	(1,757)	(1,462)	-
Net proceeds from stock issuance	90,289	-	74,822
Net cash provided by (used in) financing activities	42,130	(2,288)	36,004

Increase (decrease) in cash and cash equivalents	36,477	7,666	(91)

Cash and cash equivalents at beginning of period	7,680	14	105
Cash and cash equivalents at end of period	$44,157	$7,680	$14
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Income taxes – net	1,097	229	175

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2007 and 2006.

	Three Months Ended
	March 31	June 30	September 30	December 31

2007:
Interest income	$14,312	$14,513	$14,976	$15,449
Interest expense	7,356	7,378	7,723	7,626
Net interest income	6,956	7,135	7,253	7,823
Provision for loan losses	284	320	436	385
Non-interest income	1,398	1,435	1,412	1,490
Non-interest expense	6,647	6,575	6,131	6,686
Income before income taxes	1,423	1,675	2,098	2,242
Income tax expense	589	697	807	968
Net income	$834	$978	$1,291	$1,274

Basic earnings per share	$0.05	$0.06	$0.08	$0.08
Diluted earnings per share	$0.05	$0.06	$0.08	$0.08

2006:
Interest income	$12,147	$12,625	$13,494	$13,936
Interest expense	5,239	5,860	6,550	6,998
Net interest income	6,908	6,765	6,944	6,938
Provision for loan losses	162	300	165	342
Non-interest income	1,258	1,441	1,294	1,399
Non-interest expense	5,776	5,836	5,579	6,845
Income before income taxes	2,228	2,070	2,494	1,150
Income tax expense	873	780	981	384
Net income	$1,355	$1,290	$1,513	$766

Basic earnings per share	$0.08	$0.07	$0.09	$0.05
Diluted earnings per share	$0.08	$0.07	$0.09	$0.05

Net interest income increased $570, or 12.8% to $7.8 million for the fourth quarter of 2007 from $7.3 million for the prior quarter in 2007 primarily as a result of growth in earning assets funded by net proceeds from the second-step conversion and stock offering completed on December 3, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Management’s report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)	Attestation report

Registered Public Accounting Firm’s Report on
Internal Control Over Financial Reporting

To the Board of Directors of
United Financial Bancorp, Inc.:

We have audited United Financial Bancorp, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on United Financial Bancorp, Inc’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of United Financial Bancorp, Inc. and subsidiary and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 12, 2008

(d)	Changes to internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Compensation Committee” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2007 and 2006

(C)	Consolidated Statements of Earnings - Years Ended December 31, 2007, 2006 and 2005

(D)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(b)	Not applicable

(c)	Not applicable

(a)(3)	Exhibits

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (3)
10.2	Employment Agreement by and between United Bank and Richard B. Collins (4)
10.3	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)
10.4	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)
10.5	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)
10.10	United Bank 2006 Stock-Based Incentive Plan (6)
10.11	United Bank 2007 Annual Incentive Plan
10.12	United Bank 2007 Director Retirement Plan (7)
10.13	Directors Fee Continuation Plan (3)
10.14	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (3)
10.15	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (3)
10.16	Deferred Income Agreement by and between United Bank and George W. Jones (3)
11	Statement Regarding Computation of Per Share Earnings (refer to Note D of Part I,
Item 1- Consolidated Financial Statements)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.

(2)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 18, 2008.
(3)
Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.

(4)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(5)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(6)
Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.

(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 14, 2008	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins	Chief Executive Officer,	March 14, 2008
Richard B. Collins	President and Chairman (Principal Executive Officer)

/s/ Mark A. Roberts	Executive Vice President and	March 14, 2008
Mark A. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael F. Crowley	Director	March 14, 2008
Michael F. Crowley

/s/ Carol Moore Cutting	Director	March 14, 2008
Carol Moore Cutting

/s/ Carol A. Leary	Director	March 14, 2008
Carol A. Leary

/s/ G. Todd Marchant	Director	March 14, 2008
G. Todd Marchant

/s/ Kevin E. Ross	Director	March 14, 2008
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Director	March 14, 2008
Robert A. Stewart, Jr.

/s/ Thomas H. Themistos	Director	March 14, 2008
Thomas H. Themistos

/s/ Michael F. Werenski	Director	March 14, 2008
Michael F. Werenski