Form 10-K/A
period 2007-12-31
United Financial Bancorp, Inc.
filed 2008-04-29
CIK 1405049

SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended  December 31, 2007 OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from _______________ to ______________________

                          Commission File No. 000-52947

                         United Financial Bancorp, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                               74-3242562
                 --------                               ----------
         (State or other jurisdiction         (I.R.S. Employer Identification
           of incorporation or organization)               Number)

        95 Elm Street, West Springfield, Massachusetts          01089
        ----------------------------------------------          -----
           (Address of Principal Executive Offices)            Zip Code

                                 (413) 787-1700
                                 --------------
                         (Registrant's telephone number)

           Securities Registered Pursuant to Section 12(b) of the Act:

   Common Stock, par value $0.01 per share          NASDAQ Global Select Market
   ---------------------------------------          ---------------------------
           (Title of Class)                         Name of exchange on which
                                                              registered

Securities Registered Pursuant to Section 12(g) of the Act:   None
                                                              ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|.

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_| Smaller reporting company |_|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES |_| NO |X|

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     As of March 8, 2008, 17,763,747 shares of the Registrant's Common Stock were outstanding.

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

                                EXPLANATORY NOTE

     United Financial Bancorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to amend Item 14 of Part III of the Form 10-K. Item 14 had referred to "Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders. The Company has removed Item 2 from the Proxy Statement as a proposal to be considered and voted upon by stockholders at the 2008 Annual Meeting of Stockholders. The required disclosure related to the Company's principal accountant fees and services is now presented under the heading "Independent Registered Public Accountants" on pages 29 and 30 of the Proxy Statement.

PART III
--------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     The information required by this item is incorporated by reference to the text under the heading "Independent Registered Public Accountants" on pages 29 and 30 of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED FINANCIAL BANCORP, INC.


Date: April 29, 2008        By:  /s/ Richard B. Collins
      --------------             ----------------------
                                 Richard B. Collins
                                 Chairman, President and Chief Executive Officer
                                 (Duly Authorized Representative)

                                                                 Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard B. Collins, certify that:

1. I have reviewed this Amendment no. 1 to Annual Report on Form 10-K of United Financial Bancorp, Inc., a Federal corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for internal purposes in accordance with generally accepted accounting principals;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  April 29, 2008           /s/ Richard B. Collins
                                ----------------------
                                Richard B. Collins
                                Chairman, President and Chief Executive Officer

                                                                  Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Roberts, certify that:

1. I have reviewed this Amendment no. 1 to Annual Report on Form 10-K of United Financial Bancorp, Inc., a Federal corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for internal purposes in accordance with generally accepted accounting principals;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:    April 29, 2008     /s/ Mark A. Roberts
                            -------------------
                            Mark A. Roberts
                            Executive Vice President and Chief Financial Officer

                                                                    Exhibit 32

  Statement of Chief Executive Officer and Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     Richard B. Collins, Chief Executive Officer and President of United Financial Bancorp, Inc., a Federal corporation (the "Company") and Mark A. Roberts, Executive Vice President and Chief Financial Officer of the Company, each certify in his capacity as an officer of the Company that he has reviewed the Amendment no. 1 to annual report on Form 10-K for the year ended December 31, 2007 (the "Report") and that to the best of his knowledge:

     1. the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.


Date:  April 29, 2008           /s/ Richard B. Collins
                                ----------------------
                                Richard B. Collins
                                Chairman, President and Chief Executive Officer



Date:  April 29, 2008      /s/ Mark A. Roberts
                            -------------------
                            Mark A. Roberts
                            Executive Vice President and Chief Financial Officer



This statement is authorized to be attached or an exhibit to the Report so that this statement will accompany the Report at such time on the Report is filed with the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. It is not intended that this statement be deemed to be filed for purpose of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.