Form 10-Q
period 2008-03-31
United Financial Bancorp, Inc.
filed 2008-05-09
CIK 1405049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number 000-1405049

United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	74-3242562
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

95 Elm Street, West Springfield, Massachusetts 01089
(Address of principal executive offices)

Registrant's telephone number, including area code: (413) 787-1700

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
17,763,747 shares outstanding as of May 8, 2008

United Financial Bancorp, Inc.

Index

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$12,698	$14,219
Interest-bearing deposits	3,086	35
Total cash and cash equivalents	15,784	14,254

Short-term investments	1,043	1,030
Securities available for sale, at fair value	271,377	201,257
Securities to be held to maturity, at amortized cost (fair value $3,658 at
March 31, 2008 and $3,631 at December 31, 2007)	3,630	3,632
Loans, net of allowance for loan losses of $7,646 at March 31, 2008 and
$7,714 at December 31, 2007	819,512	819,117
Other real estate owned	1,030	880
Accrued interest receivable	4,580	4,477
Stock in the Federal Home Loan Bank of Boston	10,257	10,257
Banking premises and equipment, net	10,579	10,600
Bank-owned life insurance	6,733	6,652
Other assets	8,772	7,125

TOTAL ASSETS	$1,153,297	$1,079,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$646,705	$616,672
Non-interest-bearing	108,819	102,010
Total deposits	755,524	718,682
Federal Home Loan Bank of Boston advances	141,409	107,997
Repurchase agreements	9,686	13,864
Escrow funds held for borrowers	1,514	1,356
Capitalized lease obligation	1,880	1,890
Due to broker	8,410	-
Accrued expenses and other liabilities	6,462	9,372
Total liabilities	924,885	853,161

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
17,763,747 shares issued at March 31, 2008 and at December 31, 2007	178	178
Paid-in capital	166,289	165,920
Retained earnings	74,005	73,026
Unearned compensation	(12,659)	(12,835)
Accumulated other comprehensive income (loss), net of taxes	599	(169)
Total stockholders’ equity	228,412	226,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,153,297	$1,079,281

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income:
Loans	$12,547	$11,955
Investments	2,618	1,982
Other interest-earning assets	241	375
Total interest and dividend income	15,406	14,312

Interest expense:
Deposits	4,973	5,181
Borrowings	1,402	2,175
Total interest expense	6,375	7,356

Net interest income before provision for loan losses	9,031	6,956

Provision for loan losses	184	284

Net interest income after provision for loan losses	8,847	6,672

Non-interest income:
Fee income on depositors’ accounts	1,077	1,038
Net gain on sale of securities	8	14
Wealth management income	150	121
Other income	284	225
Total non-interest income	1,519	1,398

Non-interest expense:
Salaries and benefits	4,041	3,838
Occupancy expenses	509	491
Marketing expenses	358	322
Data processing expenses	719	642
Professional fees	443	389
Other expenses	1,106	965
Total non-interest expense	7,176	6,647

Income before income taxes	3,190	1,423

Income tax expense	1,224	589

Net income	$1,966	$834

Earnings per share:
Basic	$0.12	$0.05
Diluted	$0.12	$0.05

Weighted average shares outstanding:
Basic	16,230,847	16,937,538
Diluted	16,271,404	16,999,468

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	834	-	-	-	834
Other comprehensive income	-	-	-	-	-	-	443	443
Total comprehensive income								1,277

Cash dividends declared ($0.06 per share)	-	-	-	(442)	-	-	-	(442)
Treasury stock purchases	(58,416)	-	-	-	-	(849)	-	(849)
Stock-based compensation	-	-	628	-	-	-	-	628
ESOP shares committed to be released	-	-	49	-	111	-	-	160

Balances at March 31, 2007	17,096,134	$172	$76,197	$70,798	$(5,661)	$(1,513)	$(1,508)	$138,485

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120

Net income	-	-	-	1,966	-	-	-	1,966
Other comprehensive income	-	-	-	-	-	-	768	768
Total comprehensive income								2,734

Net costs from issuance of common stock
pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Cash dividends declared ($0.06 per share)	-	-	-	(987)	-	-	-	(987)
Stock-based compensation	-	-	375	-	-	-	-	375
ESOP shares committed to be released	-	-	20	-	176	-	-	196

Balances at March 31, 2008	17,763,747	$178	$166,289	$74,005	$(12,659)	$-	$599	$228,412

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2008	2007

Change in unrealized holding gains on available-for-sale securities	$1,225	$749
Reclassification adjustment for gains realized in income	(8)	(14)
Net change in unrealized gains	1,217	735

Tax effect	449	292

Other comprehensive income	$768	$443

At March 31, 2008, the components of accumulated other comprehensive income, net of tax, was comprised of  an unrealized gain on securities available for sale of approximately $1.3 million and a loss of $681,000 related to  a pension liability adjustment.

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$1,966	$834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	184	284
ESOP expense	196	160
Stock-based compensation	375	628
Amortization of premiums and discounts	32	(9)
Depreciation and amortization	194	230
Amortization of intangible assets	8	8
Net gain on sale of other real estate owned	-	(14)
Net gain on sale of securities	(8)	(14)
Increase in cash surrender value of bank-owned life insurance	(81)	(169)
Increase in accrued interest receivable	(103)	(110)
Increase in other assets	(2,104)	(124)
Decrease in accrued expenses and other liabilities	(2,887)	(878)
Net cash (used in) provided by operating activities	(2,228)	826
Cash flows from investing activities:
Purchases of securities available for sale	(116,039)	(5,129)
Proceeds from sales of securities available for sale	26,434	2,684
Proceeds from maturities, calls and principal repayments of securities available for sale	29,090	21,967
Purchases of securities held to maturity	-	(675)
Investment in short term time deposits	(13)	-
Purchases of Federal Home Loan Bank of Boston stock	-	(611)
Proceeds from sales of other real estate owned	-	576
Net loan originations and principal repayments	(729)	(24,009)
Purchases of property and equipment	(170)	(147)
Net cash used in investing activities	(61,427)	(5,344)
Cash flows from financing activities:
Net increase in deposits	36,842	31,253
Increase (decrease) in short term borrowings	11,145	(20,000)
Proceeds of Federal Home Loan Bank of Boston long term advances	25,000	15,000
Repayments of Federal Home Loan Bank of Boston long term advances	(2,733)	(2,635)
Net decrease in repurchase agreements	(4,178)	(1,600)
Net increase in escrow funds held for borrowers	158	416
Treasury stock purchases	-	(849)
Cash dividends paid	(987)	(442)
Costs from issuance of common stock pursuant to second-step conversion	(26)	-
Payments on capitalized lease obligation	(36)	-
Net cash provided by financing activities	65,185	21,143
Increase in cash and cash equivalents	1,530	16,625
Cash and cash equivalents at beginning of period	14,254	25,419
Cash and cash equivalents at end of period	$15,784	$42,044

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$6,349	$7,351
Income taxes – net	5,801	877
Non-cash item:
Capitalized lease asset and obligation	$-	$1,932
Transfer of loans to other real estate owned	150	-
Trade date accounting for securities purchased	8,410	-

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly owned subsidiary, United Bank. The consolidated financial statements also include the accounts of United Bank’s wholly owned subsidiary, UCB Securities, Inc., which is engaged in buying, selling and holding investment securities. These entities are collectively referred to herein as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007.  The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission.

Amounts reported for prior periods are reclassified as necessary to conform to the current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the EITF released Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this Interpretation as of January 1, 2008, had no material impact on the Company’s financial condition or results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements,” which provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this Interpretation as of January 1, 2008, had no material effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. The Company adopted SFAS No.157 on January 1, 2008. The adoption of this Standard had no material effect on the Company’s results of operations or financial condition.

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect fair value treatment for any financial assets or liabilities upon the adoption of this Standard at January 1, 2008.

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

NOTE C – CRITICAL ACCOUNTING POLICIES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as revenues and expenses for the reporting period. Actual results could differ from these estimates.

The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. Arriving at an appropriate level for the allowance for loan losses necessarily involves a high degree of judgment. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in the factors considered in evaluating the adequacy of the allowance, including prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.

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

Index

NOTE D – EARNINGS PER SHARE

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the ESOP and unvested restricted stock awards. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended March 31,
	2008	2007
Net income	$1,966	$834
Weighted average common shares applicable to basic EPS (1)	16,230,847	16,937,538
Effect of dilutive potential common shares (2, 3)	40,557	61,930
Weighted average common shares applicable to diluted EPS	16,271,404	16,999,468

Earnings per share:
Basic	$0.12	$0.05
Diluted	$0.12	$0.05

(1) In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicate offering. All share data in prior periods have been adjusted by the exhange ratio.
(2) For the three months ended March 31, 2008 and March 31, 2007, options to purchase 785,275 and 778,510 shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(3) Includes incremental shares related to stock options and restricted stock.

NOTE E – LOANS

The components of loans were as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

One-to-four family residential real estate	$343,480	$339,470
Commercial real estate	213,322	214,776
Construction	41,002	42,059
Home equity	115,931	116,241
Commercial and industrial	81,385	81,562
Automobile	21,170	22,461
Consumer	8,697	8,126
Total loans	824,987	824,695

Net deferred loan costs and fees	2,171	2,136
Allowance for loan losses	(7,646)	(7,714)
Loans, net	$819,512	$819,117

Index

NOTE F – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At March 31,	At December 31,
	2008	2007

Non-accrual loans:
Residential mortgages	$1,348	$328
Commercial mortgages	526	553
Construction	485	577
Home equity	-	52
Commercial and industrial	271	275
Automobile	-	-
Other consumer	49	-
Total non-accrual loans	2,679	1,785

Accruing loans 90 days or more past due	-	-

Total non-performing loans	2,679	1,785

Other real estate owned	1,030	880
Total non-performing assets	$3,709	$2,665

Ratios:
Total non-performing loans to total loans	0.32%	0.22%
Total non-performing assets to total assets	0.32%	0.25%

NOTE G – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,
	2008	2007

Balance at beginning of period	$7,714	$7,218
Provision for loan losses	184	284
Charge-offs	(253)	(76)
Recoveries	1	-
Balance at end of period	$7,646	$7,426

Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.12%	0.04%
Allowance for loan losses to non-performing
loans at end of period	285.41%	570.35%
Allowance for loan losses to total
loans at end of period	0.93%	0.94%

Index

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007

Unused lines of credit	$146,948	$146,579
Amounts due mortgagors	25,791	31,168
Standby letters of credit	1,314	1,627
Commitments to originate loans	23,959	15,890

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Demand	$108,819	$102,010
NOW	34,159	35,207
Regular savings	75,469	65,711
Money market	177,879	168,107
Certificates of deposit	359,198	347,647
	$755,524	$718,682

NOTE J – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Index

NOTE  K  - FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	At March 31, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale	$263,415	$7,962	$-	$271,377
Mortgage servicing rights	-	-	135	135
Total assets	$263,415	$7,962	$135	$271,512

The table below presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Balance as of January 1, 2008	$136
Total realized/unrealized gains (losses) included in net income	(1)
Purchases, sales, issuances and settlements	-
Transfers in and out of Level 3	-
Balance as of March 31, 2008	$135

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Index

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. In the first quarter of 2008, one loan was written down to fair value and transferred to OREO at $150,000.

NOTE  L  - INCOME TAXES

The Company’s federal income tax returns for 2005 and 2006  are currently under examination by the Internal Revenue Service (“IRS”).  During the quarter ended March 31, 2008, the IRS proposed certain adjustments challenging the methodology used by the Company to estimate the fair market value of its residential mortgage portfolio under Internal Revenue Code (IRC) Sec. 475.  The Company intends to defend its method for estimating fair value.

The change in fair value calculated under IRC Sec. 475 is considered a temporary difference in the Company’s FAS109 deferred income tax calculations. In accordance with FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” the Company determined in the first quarter of 2008 that a portion of the deferred tax liability related to the mark-to-market temporary difference for residential mortgage loans should be reclassified as an uncertain tax position. This reclassification from the Company’s previously recorded deferred tax liability account amounted to $2.2 million and was required as, in management’s judgment, it is no longer more likely than not that the related tax deduction would be treated as currently deductible by the IRS upon resolution of the pending examination. This reclassification has no impact on the reported results of operations for the quarter ended March 31, 2008. In addition, the Company recorded an interest accrual of $168,000 associated with the proposed adjustment. At December 31, 2007 the Company determined that it had no uncertain tax positions.

The Company reports interest and penalties associated with tax obligations  in other non-interest expense.

In connection with the IRS examination,  the Company remitted a $1.6 million tax payment  in the first quarter of 2008 to suspend the potential accrual of additional interest that may result upon ultimate resolution of the fair market value measurement issue under examination.  As the examination process and subsequent appeal alternatives are not yet complete, the timing of the resolution of the examination cannot be determined at this time.

Index

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments that are greater than expected, the enactment of legislation or regulatory changes that have a less than favorable impact on the business of the Company, and significant increases in competitive pressures. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $74.0 million, or 6.9%, to $1.2 billion at March 31, 2008 from $1.1 billion at December 31, 2007 reflecting growth in securities available for sale, funded by increases in both deposits ($36.8 million) and Federal Home Loan Bank advances ($33.4 million). Securities available for sale increased $70.1 million, or 34.8%, to $271.4 million at March 31, 2008 from $201.3 million at December 31, 2007, due to purchases of debt securities available for sale totaling $124.4 million, partially offset by sales, calls and maturities of certain debt securities and repayments of mortgage-backed securities. The significant increase in securities available for sale was due to the implementation of a strategy to deploy excess capital. During the quarter, management purchased agency mortgage-backed securities with predictable cash flows and an average spread to treasury securities in excess of 200 basis points. At March 31, 2008, outstanding loan balances totaled $825.0 million, essentially flat in comparison to the prior year end as a result of payoffs of several large credits and sluggish loan activity. Origination volume moderated in the first quarter of 2008, reflecting a slowdown in the real estate market, weaker demand for all loan types and a very competitive lending environment.

Total deposits increased $36.8 million, or 5.1%, to $755.5 million at March 31, 2008 compared to $718.7 million at December 31, 2007 mainly due to competitive products and pricing, superior customer service, targeted promotional activities and our new East Longmeadow branch, which opened in January 2008. Core deposit balances grew $25.3 million, or 6.8%, to $396.3 million at March 31, 2008 from $371.0 million at December 31, 2007.

Index

Total stockholders’ equity increased $2.3 million, or 1.0%, to $228.4 million at March 31, 2008 from $226.1 million at December 31, 2007 as a result of net income of $2.0 million for the three months ended March 31, 2008, an increase of $768,000 in net unrealized income on securities available for sale, stock-based compensation totaling $375,000 and ESOP compensation expense of $196,000. These increases were partially offset by payments of cash dividends amounting to $987,000.

Credit Quality

The Company actively manages asset quality through its underwriting practices and collection operations and it does not offer residential mortgage loans to subprime or Alt-A borrowers. Non-performing assets totaled $3.7 million, or 0.32% of total assets, at March 31, 2008 compared to $2.7 million, or 0.25% of total assets, at December 31, 2007. Net loan charge-offs for the three months ended March 31, 2008 totaled $252,000 compared to $76,000 in the same period of 2007. Commercial and industrial loan charge-offs represented $114,000, or 45%, of the total charge-offs, and the majority of such charge-offs related to one commercial relationship.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of total loans outstanding at the date indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2008
Residential mortgages	3	$353	7	$1,348	10	$1,701
Commercial mortgage	11	1,775	4	526	15	2,301
Construction	2	376	3	485	5	861
Home equity	9	402	-	-	9	402
Commercial and industrial	18	1,111	8	271	26	1,382
Automobile	3	18	-	-	3	18
Other consumer	-	-	1	49	1	49
Total	46	$4,035	23	$2,679	69	$6,714

At December 31, 2007
Residential mortgages	2	$595	4	$328	6	$923
Commercial mortgage	11	1,546	5	555	16	2,101
Construction	-	-	3	578	3	578
Home equity	11	489	3	52	14	541
Commercial and industrial	20	948	10	272	30	1,220
Automobile	5	46	-	-	5	46
Other consumer	4	58	-	-	4	58
Total	53	$3,682	25	$1,785	78	$5,467

Index

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The amount of assets classified as “substandard” in the table includes three commercial lending relationships, one of which is not making payments in accordance with contractual loan terms.

	At March 31,		At December 31,
	2008		2007
	(In thousands)

Residential Real Estate (1):
Substandard assets	$1,753	(2)	$1,278

All Other Loans:
Special mention assets	13,339		13,800
Substandard assets	16,468		19,377
Doubtful assets	265		244
Loss assets	-		-

Foreclosed Assets:
Other real estate owned	1,030		880

Total classified assets	$32,855		$35,579

(1) Includes one-to-four family loans and home equity loans and lines of credit.
(2) Includes eight residential loans, four of which are in foreclosure or liquidation proceedings.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, postage, printing, office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income.  The Company’s net income was $2.0 million, or $0.12 per diluted share, for the first quarter of 2008 compared to net income of $834,000, or $0.05 per diluted share, for the same period in 2007. The Company’s improved results were largely due to a significant increase in net interest income, driven by net interest margin expansion and growth in average earning assets largely funded by net cash proceeds of $82.7 million from the Company’s December 2007 second-step stock offering. The quarterly operating performance was also favorably impacted by an increase in fee income from deposit and wealth management accounts and a lower provision for loan losses, partially offset by expansion in non-interest expenses.

Index

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

	Three Months Ended March 31,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$348,753	$4,921	5.64%	$336,891	$4,744	5.63%
Commercial real estate	248,963	4,021	6.46%	225,188	3,704	6.58%
Home equity	117,254	1,794	6.12%	115,715	1,873	6.47%
Commercial and industrial	82,382	1,389	6.74%	68,716	1,257	7.32%
Consumer and other	30,950	422	5.45%	29,791	377	5.06%
Total loans	828,302	12,547	6.06%	776,301	11,955	6.16%
Investment securities	211,880	2,618	4.94%	180,491	1,982	4.39%
Other interest-earning assets	21,796	241	4.42%	28,320	375	5.30%
Total interest-earning assets	1,061,978	15,406	5.80%	985,112	14,312	5.81%
Noninterest-earning assets	33,888			31,257
Total assets	$1,095,866			$1,016,369

Interest-bearing liabilities:
Savings accounts	$67,550	166	0.98%	$64,922	139	0.86%
Money market accounts	174,802	1,009	2.31%	174,194	1,356	3.11%
NOW accounts	31,926	41	0.51%	34,130	44	0.52%
Certificates of deposit	354,031	3,757	4.24%	323,984	3,642	4.50%
Total interest-bearing deposits	628,309	4,973	3.17%	597,230	5,181	3.47%
FHLB advances	116,519	1,301	4.47%	170,727	2,023	4.74%
Other interest-bearing liabilities	11,592	101	3.49%	12,635	152	4.81%
Total interest-bearing liabilities	756,420	6,375	3.37%	780,592	7,356	3.77%
Demand deposits	101,785			94,302
Other noninterest-bearing liabilities	10,248			3,179
Total liabilities	868,453			878,073
Stockholders' equity	227,413			138,296
Total liabilities and stockholders' equity	$1,095,866			$1,016,369

Net interest income		$9,031			$6,956
Interest rate spread(1)			2.43%			2.04%
Net interest-earning assets(2)	$305,558			$204,520
Net interest margin(3)			3.40%			2.82%
Average interest-earning assets to
average interest-bearing liabilities			140.40%			126.20%

  (1)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing  liabilities.
  (2)    Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
  (3)    Net interest margin represents annualized net interest income divided by average total interest-earning assets.

Index

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

	Three Months Ended March 31
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$167	$10	$177
Commercial real estate	385	(68)	317
Home equity	25	(104)	(79)
Commercial and industrial	236	(104)	132
Consumer and other	15	30	45
Total loans	828	(236)	592
Investment securities	370	266	636
Other interest-earning assets	(78)	(56)	(134)
Total interest-earning assets	1,120	(26)	1,094

Interest-bearing liabilities:
Savings accounts	6	21	27
Money market accounts	5	(352)	(347)
NOW accounts	(3)	-	(3)
Certificates of deposit	326	(211)	115
Total interest-bearing deposits	334	(542)	(208)
FHLB advances	(611)	(111)	(722)
Other interest-bearing liabilities	(12)	(39)	(51)
Total interest-bearing liabilities	(289)	(692)	(981)

Change in net interest income	$1,409	$666	$2,075

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $2.1 million, or 29.8%, to $9.0 million for the three months ended March 31, 2008 from the same period in 2007 as a result of net interest margin expansion and reflecting growth in average earning assets. Net interest margin increased 58 basis points to 3.40% for the three-month period ended March 31, 2008 compared to 2.82% for the same period in 2007 due to the use of net proceeds from the Company’s second-step offering completed in December 2007 to fund asset growth as well as a significant decrease in the cost of deposits as a result of the 300 basis points reduction in the federal funds rate from 5.25% at September 1, 2007 to 2.25% at March 31, 2008.

Index

Interest Income.  Interest income increased $1.1 million, or 7.6%, to $15.4 million for the three months ended March 31, 2008 from $14.3 million for the prior year period reflecting expansion in total average interest-earning asset balances. Total average interest-earning asset balances increased $76.9 million, or 7.8%, to $1.1 billion for the three months ended March 31, 2008 mainly due to loan growth and purchases of mortgage-backed securities. Total average loans increased $52.0 million, or 6.7%, to $828.3 million for the first quarter of 2008 as a result of strong origination activity in the residential real estate, commercial real estate and commercial and industrial portfolios, partially offset by scheduled amortization and prepayments of existing loans. Total average investment securities increased by $31.4 million, or 17.4%, to $211.9 million due to the purchases of bonds, partially offset by maturities, calls, sales and principal repayments of existing securities. The yield on average interest-earning assets decreased by one basis point to 5.80% for the first quarter of 2008 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the deflation in market rates was limited. The impact of the decrease in market rates was offset by the purchases of higher yielding mortgage backed securities.

Interest Expense.  Interest expense decreased $981,000, or 13.3%, to $6.4 million for the three months ended March 31, 2008 from $7.4 million for the prior year period due to decreases in average interest-bearing liabilities and the average rate paid for such interest-bearing liabilities. Average interest-bearing liabilities decreased $24.2 million, or 3.1%, to $756.4 million for the three months ended March 31, 2008 from $780.6 million for the prior year period reflecting a reduction in FHLB advances partially offset by growth in interest-bearing deposits. Total average FHLB advances decreased $54.2 million, or 31.8%, to $116.5 million reflecting the use of proceeds from the second step offering to pay-down certain outstanding borrowings. Total average interest-bearing deposits increased $31.2 million, or 5.2%, to $628.3 million for the first quarter of 2008 as compared to $597.2 million for the three months ended March 31, 2007, mainly attributable to an increase in certificate of deposit balances. The average rate paid on interest-bearing liabilities declined 40 basis points to 3.37% for the three months ended March 31, 2008 reflecting the impact of lower market rates related to the recent interest rate decreases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the decrease in market rates was significant.

Provision for Loan Losses. The provision for loan losses decreased $100,000 to $184,000 for the three months ended March 31, 2008 as compared to $284,000 for the three months ended March 31, 2007 mainly as a result of a slowdown in loan growth and a decline in classified and impaired loans. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience,  current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $7.6 million, or 0.93%, of loans outstanding at March 31, 2008.

Index

Non-interest Income.  Non-interest income increased $121,000, or 8.7%, to $1.5 million for the three months ended March 31, 2008 from $1.4 million for the comparable period in 2007 mainly due to increases of $39,000, or 3.8%, in fee income from deposit accounts and growth in wealth management income of $29,000, or 24.0%, as a result of new accounts opened due to successful business development efforts. These results also include a $49,000 gain in the first quarter of 2008 from VISA Inc.’s redemption of its Class B stock as part of its initial public offering. Prior to its IPO, VISA Inc. issued these shares to its members in a reorganization based upon transaction volume.

Non-interest Expense.  Non-interest expense increased $529,000, or 8.0%, to $7.2 million for the three months ended March 31, 2008 from $6.6 million for the prior year period primarily reflecting growth in salaries and benefits and a $168,000 estimated interest accrual related to proposed IRS adjustments in connection with the Company’s 2005 and 2006 tax returns. Total salaries and benefits increased $203,000, or 5.3%, mainly due to staffing costs for the new East Longmeadow branch opened in the first quarter of 2008, new employees hired to support and facilitate the growth of the Company, a higher cash incentive accrual associated with improved financial performance and annual wage increases. Other increases include $54,000, or 13.9%, in professional services, $77,000, or 12.0%, in data processing expenses and $36,000, or 11.2%, in marketing expenses.

Income Tax Expense. Income tax expense increased $635,000 to $1.2 million for three months ended March 31, 2008 from $589,000 for the comparable 2007 period. This increase was mainly due to higher income before income taxes, partially offset by a reduction in the effective tax rate to 38.5% for the first quarter of 2008 compared to 39.3% for the same period last year.

Index

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain longer-term one- to four-family residential mortgage loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms and (v ) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at March 31, 2008 and December 31, 2007.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(March 31, 2008)	(December 31, 2007)

-100	0.5%	1.7%
Stable	0.0%	0.0%
+200	(1.2)%	(4.2)%

Index

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent.  An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

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

	March 31, 2008
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$ 95,614	$ (71,965)	(43)%	9.21%	(526)
+200	121,249	(46,330)	(28)	11.28	(329)
+100	147,242	(20,337)	(12)	13.22	(135)
0	167,579			14.57
-100	181,892	14,313	9	15.41	83

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

Index

	December 31, 2007
				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$ 108,167	$ (64,752)	(37)%	11.24%	(504)
+200	130,569	(42,351)	(24)	13.13	(316)
+100	153,090	(19,829)	(11)	14.88	(140)
0	172,919			16.29
-100	186,881	13,962	8	17.14	86

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at March 31, 2008 and December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 9% and 8%, respectively, increase in net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 42% and 37%, respectively, decrease in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At March 31, 2008 our liquidity ratio was 33.47%, compared to 26.13% at December 31, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Index

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $15.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $251.2 million, excluding those pledged as collateral for various purposes, at March 31, 2008. In addition, at March 31, 2008, we had the ability to borrow a total of approximately $465.0 million from the Federal Home Loan Bank of Boston.  On that date, we had $141.4 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2008, we had $24.0 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $146.9 million in unused lines of credit to borrowers and $25.8 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of March 31, 2008 totaled $294.4 million, or 39.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2008, we originated $59.9 million of loans and purchased $124.4 million of securities. In the comparable 2007 period, we originated $77.9 million of loans and purchased $5.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $36.8 million and $31.3 million for the three months ended March 31, 2008 and 2007, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank advances increased by $33.4 million during the three months ended March 31, 2008 and decreased $7.6 million during the comparable  2007 period. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $311.2 at March 31, 2008 and $273.4 at December 31, 2007. At March 31, 2008 and December 31, 2007, the Bank had no borrowing against the line of credit.

Index

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments

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

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$294,413	$59,630	$5,155	$-	$359,198
Federal Home Loan Bank advances	27,496	48,658	39,990	25,265	141,409
Repurchase agreements	9,686	-	-	-	9,686
Standby letters of credit	1,314	-	-	-	1,314
Operating leases	625	1,214	947	4,377	7,163
Capitalized lease	146	292	292	2,615	3,345
Future benefits to be paid under retirement plans	196	-	3,257	610	4,063
Total	$333,876	$109,794	$49,641	$32,867	$526,178
Commitments to extend credit	$198,012	$-	$-	$-	$198,012

Index

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

As of March 31, 2008:

Total risk-based capital	20.03%

Tier 1 risk-based capital	19.07%

Tier 1 (core) capital	13.19%

Tangible equity	13.19%

As of December 31, 2007:

Total risk-based capital	20.25%

Tier 1 risk-based capital	19.25%

Tier 1 (core) capital	14.00%

Tangible equity	14.00%

Index

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Market Risk, Liquidity and Capital Resources.”

  ITEM 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and in a timely manner alerting them to material information relating to the Company (or its consolidated subsidiary) required to be filed in its periodic SEC filings.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts.

PART II.  OTHER INFORMATION

  ITEM 1.    Legal Proceedings

At March 31, 2008, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

  ITEM 1A.  Risk Factors

As of March 31, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

 ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No unregistered securities were sold by the Company during the quarter ended March 31, 2008.

 (b) On December 3, 2007, United Financial Bancorp, Inc. completed its stock offering in connection with the second-step conversion of United Mutual Holding Company.  A total of 9,564,570 shares were sold in the subscription offering, community offering and syndicated offering combined. Expenses related to the offering were approximately $5.4 million. Net proceeds of the offering were approximately $90.2 million. Fifty percent of the net proceeds of the stock offering were contributed to United Bank, the Company’s wholly owned subsidiary. Additionally, $7.4 million, an amount necessary to allow the ESOP to purchase up to 754,000 shares of United Financial Bancorp, Inc. common stock in the open market, was loaned to the ESOP. The remaining net proceeds were retained at the holding company level. Initially, both United Financial Bancorp, Inc. and United Bank have invested the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds are deployed for other purposes.

 (c) Not applicable

 ITEM 3.  Defaults Upon Senior Securities

Not applicable.

 ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

 ITEM 5.  Other Information

Not applicable.

Index

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (3)
10.2	Employment Agreement by and between United Bank and Richard B. Collins (4)
10.3	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)
10.4	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)
10.5	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)
10.10	United Bank 2006 Stock-Based Incentive Plan (6)
10.11	United Bank 2007 Annual Incentive Plan (7)
10.12	United Bank 2007 Director Retirement Plan (8)
10.13	Directors Fee Continuation Plan (3)
10.14	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (3)
10.15	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (3)
10.16	Deferred Income Agreement by and between United Bank and George W. Jones (3)
11	Statement Regarding Computation of Per Share Earnings (refer to Note D of Part I,
Item 1- Consolidated Financial Statements
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.

(2)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on April 22, 2008.
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

(7)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 17, 2008.
(8)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 8, 2008	By: /s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: May 8, 2008	By: /s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer