Form 10-Q
period 2008-06-30
United Financial Bancorp, Inc.
filed 2008-08-08
CIK 1405049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Common stock, $0.01 par value
17,763,747 shares outstanding as of August 8, 2008

United Financial Bancorp, Inc.

Index

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

Index

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$16,499	$14,219
Interest-bearing deposits	619	35
Total cash and cash equivalents	17,118	14,254

Short-term investments	1,055	1,030
Securities available for sale, at fair value	292,684	201,257
Securities to be held to maturity, at amortized cost (fair value $3,583 at
June 30, 2008 and $3,631 at December 31, 2007)	3,603	3,632
Loans, net of allowance for loan losses of $8,162 at June 30, 2008 and
$7,714 at December 31, 2007	852,157	819,117
Other real estate owned	630	880
Accrued interest receivable	4,624	4,477
Deferred tax asset, net	8,765	4,953
Stock in the Federal Home Loan Bank of Boston	10,257	10,257
Banking premises and equipment, net	12,087	10,600
Bank-owned life insurance	6,945	6,652
Other assets	4,281	2,172

TOTAL ASSETS	$1,214,206	$1,079,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$662,892	$616,672
Non-interest-bearing	111,815	102,010
Total deposits	774,707	718,682
Federal Home Loan Bank of Boston advances	190,389	107,997
Repurchase agreements	8,963	13,864
Escrow funds held for borrowers	1,324	1,356
Capitalized lease obligations	3,169	1,890
Due to broker	2,829	-
Accrued expenses and other liabilities	6,199	9,372
Total liabilities	987,580	853,161

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
17,763,747 shares issued at June 30, 2008 and December 31, 2007	178	178
Paid-in capital	166,171	165,920
Retained earnings	74,858	73,026
Unearned compensation	(12,486)	(12,835)
Accumulated other comprehensive loss, net of taxes	(2,095)	(169)
Total stockholders’ equity	226,626	226,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,214,206	$1,079,281

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$12,295	$12,350	$24,842	$24,305
Investments	3,560	1,850	6,178	3,832
Other interest-earning assets	118	313	359	688
Total interest and dividend income	15,973	14,513	31,379	28,825

Interest expense:
Deposits	4,359	5,477	9,332	10,658
Borrowings	1,706	1,901	3,108	4,076
Total interest expense	6,065	7,378	12,440	14,734

Net interest income before provision for loan losses	9,908	7,135	18,939	14,091

Provision for loan losses	651	320	835	604

Net interest income after provision for loan losses	9,257	6,815	18,104	13,487

Non-interest income:
Fee income on depositors’ accounts	1,156	1,097	2,233	2,135
Net (loss) gain on sale of securities	-	(43)	8	(29)
Wealth management income	136	170	286	291
Other income	282	211	566	436
Total non-interest income	1,574	1,435	3,093	2,833

Non-interest expense:
Salaries and benefits	4,199	3,735	8,240	7,573
Occupancy expenses	578	481	1,087	972
Marketing expenses	441	449	799	771
Data processing expenses	815	653	1,534	1,295
Professional fees	372	263	815	652
Other expenses	1,145	994	2,251	1,959
Total non-interest expense	7,550	6,575	14,726	13,222

Income before income taxes	3,281	1,675	6,471	3,098

Income tax expense	1,272	697	2,496	1,286

Net income	$2,009	$978	$3,975	$1,812

Earnings per share:
Basic	$0.12	$0.06	$0.24	$0.11
Diluted	$0.12	$0.06	$0.24	$0.11

Weighted average shares outstanding:
Basic	16,248,424	16,888,326	16,239,635	16,912,764
Diluted	16,336,409	16,975,157	16,303,907	16,987,144

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Loss	Total

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	1,812	-	-	-	1,812
Other comprehensive loss	-	-	-	-	-	-	(239)	(239)
Total comprehensive income								1,573

Cash dividends paid ($0.12 per share)	-	-	-	(881)	-	-	-	(881)
Treasury stock purchases	(82,697)	-	-	-	-	(1,209)	-	(1,209)
Stock-based compensation	-	-	1,077	-	-	-	-	1,077
ESOP shares committed to be released	-	-	103	-	222	-	-	325

Balances at June 30, 2007	17,071,853	$172	$76,700	$71,337	$(5,550)	$(1,873)	$(2,190)	$138,596

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120

Net income	-	-	-	3,975	-	-	-	3,975
Other comprehensive loss	-	-	-	-	-	-	(1,926)	(1,926)
Total comprehensive income								2,049

Net costs from issuance of common stock
pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008 Equity
Incentive Plan	-	-	(537)	-	-	-	-	(537)
Cash dividends paid ($0.13 per share)	-	-	-	(2,143)	-	-	-	(2,143)
Stock-based compensation	-	-	761	-	-	-	-	761
ESOP shares committed to be released	-	-	53	-	349	-	-	402

Balances at June 30, 2008	17,763,747	$178	$166,171	$74,858	$(12,486)	$-	$(2,095)	$226,626

The components of comprehensive loss and related tax effects are as follows:

	Six Months Ended June 30,
	2008	2007

Change in unrealized holding losses on available-for-sale securities	$(3,194)	$(385)
Reclassification adjustment for (gains) losses realized in income	(8)	29
Net change in unrealized losses	(3,202)	(356)

Tax effect	(1,276)	(117)

Other comprehensive loss	$(1,926)	$(239)

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$3,975	$1,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	835	604
ESOP expense	402	325
Stock-based compensation	761	1,077
Amortization of premiums and discounts	73	64
Depreciation and amortization	406	442
Amortization of intangible assets	15	15
Net loss (gain) on sale of other real estate owned	9	(14)
Net (gain) loss on sale of securities	(8)	29
Net loss on sale of loans	-	5
Increase in cash surrender value of bank-owned life insurance	(293)	(211)
(Increase) decrease in accrued interest receivable	(147)	25
Increase in other assets	(4,660)	(490)
Decrease in accrued expenses and other liabilities	(2,670)	(1,820)
Net cash (used in) provided by operating activities	(1,302)	1,863
Cash flows from investing activities:
Purchases of securities available for sale	(167,496)	(21,947)
Proceeds from sales of securities available for sale	28,407	5,424
Proceeds from maturities, calls and principal repayments of securities available for sale	46,871	45,146
Purchases of securities held to maturity	-	(675)
Proceeds from maturities, calls and principal repayments of securities held to maturity	25	225
Investment in short term time deposits	(25)	(1,004)
Purchases of Federal Home Loan Bank of Boston stock	-	(611)
Proceeds from sales of other real estate owned	391	576
Net loan originations and principal repayments	(34,025)	(43,545)
Proceeds from sales of loans	-	1,881
Purchases of property and equipment	(579)	(298)
Cash paid to acquire Levine Financial Group	(82)	(55)
Net cash used in investing activities	(126,513)	(14,883)
Cash flows from financing activities:
Net increase in deposits	56,025	40,067
Increase (decrease) in short term borrowings	53,145	(17,000)
Proceeds of Federal Home Loan Bank of Boston long term advances	45,000	15,000
Repayments of Federal Home Loan Bank of Boston long term advances	(15,753)	(25,287)
Net decrease in repurchase agreements	(4,901)	(2,435)
Net decrease in escrow funds held for borrowers	(32)	(8)
Repurchases of common stock to fund the 2008 Equity Incentive Plan	(537)	-
Treasury stock purchases	-	(1,209)
Cash dividends paid	(2,143)	(881)
Costs from issuance of common stock pursuant to second-step conversion	(26)	-
Payments on capitalized lease obligations	(99)	(85)
Net cash provided by financing activities	130,679	8,162
Increase (decrease) in cash and cash equivalents	2,864	(4,858)
Cash and cash equivalents at beginning of period	14,254	25,419
Cash and cash equivalents at end of period	$17,118	$20,561

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$12,400	$14,854
Income taxes – net	8,330	2,463
Non-cash items:
Capitalized lease asset and obligations	$1,308	$1,932
Transfer of loans to other real estate owned	150	-
Trade date accounting for securities purchased	2,471	-

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission on March 17, 2008 and amended on April 29, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. The Company adopted SFAS No.157 on January 1, 2008 (see Note L). The adoption of this Standard had no material effect on the Company’s results of operations or financial condition.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,009	$978	$3,975	$1,812
Weighted average common shares applicable to
basic EPS (1, 4)	16,248,424	16,888,326	16,239,635	16,912,764
Effect of dilutive potential common shares (2, 3)	87,985	86,831	64,272	74,380
Weighted average common shares applicable to
diluted EPS	16,336,409	16,975,157	16,303,907	16,987,144

Earnings per share:
Basic	$0.12	$0.06	$0.24	$0.11
Diluted	$0.12	$0.06	$0.24	$0.11

(1) In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicate offering. All share data in prior periods have been adjusted by the exhange ratio.
(2) For the six months ended June 30, 2008 and June 30, 2007, options to purchase 1,557,698 and 778,510 shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(3) Includes incremental shares related to stock options and restricted stock.
(4) Includes shares repurchased in June 2008 to fund the 2008 Equity Incentive Plan.

NOTE E – STOCK-BASED INCENTIVE PLAN

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) was approved by the shareholders at its Annual Meeting held on June 10, 2008. The Incentive Plan will remain in effect for a period of ten years and authorizes the issuance of up to 1,258,534 shares of Company common stock pursuant to grants of restricted stock awards, restricted stock unit awards, incentive stock options, non-statutory stock options and stock appreciation rights; provided, however, that no more than 898,953 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 359,581 shares may be issued or delivered pursuant to restricted stock awards or restricted stock unit awards. Employees and outside directors of the Company are eligible to receive awards under the Incentive Plan. The holders of restricted stock awards also have full voting rights beginning on the grant date.  Upon the occurrence of an event constituting a change in control of the Company, as defined in the Incentive Plan, all stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

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

Index

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date. Restricted stock awards vest based upon continuous service with the Company over the five-year period following the grant date. During the vesting period, participants are entitled to dividends for all awards.

The Company’s 2008 Incentive Plan is described more fully in the Company’s Proxy Statement for its 2008 Annual Meeting filed with the Securities and Exchange Commission on April 29, 2008.

A combined summary of activity in the Company’s incentive plans for the six months ended June 30, 2008 is presented in the following table:

		Stock Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant	Number of	Exercise
	for Grant	Shares	Price	Shares	Price
Balance at December 31, 2007	140,850	233,970	$12.35	785,275	$12.36
New Incentive Plan	1,258,534	-	-	-	-
Granted	(1,068,500)	313,500	11.66	779,500	11.55
Stock options exercised	-	-	-	-	-
Shares vested	-	-	-	-	-
Forfeited	-	-	-	(7,077)	11.66
Cancelled	-	-	-	-	-

Balance at June 30, 2008	330,884	547,470	$11.95	1,557,698	$11.96

On June 19, 2008, the Company granted 755,000 stock options and 313,500 restricted shares to certain directors and employees under the 2008 equity incentive plan. The stock options had a weighted average fair value of $2.57 per share, with a total grant date fair value of $1.9 million. The restricted shares had a weighted average value of $11.66 per share, with a total grant date fair value of $3.7 million. In 2008, the Company also granted 24,500 stock options to certain employees. The stock options had a weighted average fair value of $2.39 and a grant date fair value of $59,000. In 2007, the Company granted 6,765 stock options with a weighted average value of $3.21 and a total grant date fair value of $21. No new restricted shares were granted in 2007. At June 30, 2008 the Company has 94,725 restricted shares and 236,159 stock options available for grant under the incentive plans.

Stock-based compensation expense totaled $761,000 during the six months ended June 30, 2008. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $3.3 million at June 30, 2008. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.7 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $5.5 million at June 30, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.7 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted on June 19, 2008.

Index

Weighted average fair value	$2.57
Expected term	6.50 years
Volatility	19.30%
Expected dividend yield	1.88%
Risk-free interest rate	3.89%

A summary of stock options outstanding and exercisable at June 30, 2008 is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	1,557,698	181,962
Weighted average exercise price	$11.96	$12.36
Aggregate intrinsic value	$-	$-
Weighted average remaining contractual term	9.0 years	8.1 years

NOTE F – LOANS

The components of loans were as follows at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

One-to-four family residential real estate	$357,103	$339,470
Commercial real estate	232,669	214,776
Construction	37,312	42,059
Home equity	117,422	116,241
Commercial and industrial	83,918	81,562
Automobile	20,093	22,461
Consumer	9,517	8,126
Total loans	858,034	824,695

Net deferred loan costs and fees	2,285	2,136
Allowance for loan losses	(8,162)	(7,714)
Loans, net	$852,157	$819,117

Index

NOTE G – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	June 30,	December 31,
	2008	2007

Non-accrual loans:
Residential mortgages	$1,500	$328
Commercial mortgages	1,404	553
Construction	800	577
Home equity	75	52
Commercial and industrial	307	275
Automobile	-	-
Other consumer	49	-
Total non-accrual loans	4,135	1,785

Accruing loans 90 days or more past due	-	-

Total non-performing loans	4,135	1,785

Other real estate owned	630	880
Total non-performing assets	$4,765	$2,665

Ratios:
Total non-performing loans to total loans	0.48%	0.22%
Total non-performing assets to total assets	0.39%	0.25%

NOTE H – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Six Months Ended June 30,
	2008	2007

Balance at beginning of period	$7,714	$7,218
Provision for loan losses	835	604
Charge-offs	(397)	(107)
Recoveries	10	6
Balance at end of period	$8,162	$7,721

Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.09%	0.03%
Allowance for loan losses to non-performing
loans at end of period	197.39%	259.79%
Allowance for loan losses to total
loans at end of period	0.95%	0.96%

Index

NOTE I – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Unused lines of credit	$150,387	$146,579
Amounts due mortgagors	24,098	31,168
Standby letters of credit	863	1,627
Commitments to originate loans	10,677	15,890

NOTE J – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Demand	$111,815	$102,010
NOW	38,783	35,207
Regular savings	88,230	65,711
Money market	167,115	168,107
Certificates of deposit	368,764	347,647
	$774,707	$718,682

NOTE K – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Index

NOTE  L  - FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	At June 30, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets:
Securities available for sale	$282,284	$10,400	$-	$292,684
Mortgage servicing rights	-	-	129	129
Total assets	$282,284	$10,400	$129	$292,813

The table below presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

Balance as of January 1, 2008	$136
Total realized/unrealized gains (losses) included in net income	(7)
Purchases, sales, issuances and settlements	-
Transfers in and out of Level 3	-
Balance as of June 30, 2008	$129

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

NOTE  M  - INCOME TAXES

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 and 2006 federal income tax returns in the second quarter of 2007.  During the quarter ended March 31, 2008, the IRS proposed certain adjustments challenging the methodology used by the Company to estimate the fair market value of its residential mortgage portfolio under Internal Revenue Code (“IRC”) Sec. 475.

The change in fair value calculated under IRC Sec. 475 is considered a temporary difference in the Company’s FAS109 deferred income tax calculations. In accordance with FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes”, the Company determined in the first quarter of 2008 that a portion of the deferred tax liability related to the mark-to-market temporary difference for residential mortgage loans should be reclassified as an uncertain tax position. This reclassification from the Company’s previously recorded deferred tax liability account amounted to $2.2 million and was required as, in management’s judgment, it was no longer more likely than not that the related tax deduction would be treated as currently deductible by the IRS upon resolution of the examination. This reclassification had no impact on the reported results of operations for the quarter ended March 31, 2008.  At December 31, 2007 the Company determined that it had no uncertain tax positions.

In connection with the IRS examination, the Company remitted a $1.6 million tax payment in the first quarter of 2008 to suspend the potential accrual of additional interest that may result upon ultimate resolution of the fair market value measurement issue under examination.  The Company also recorded an interest accrual of $168,000 associated with the proposed adjustments.  The Company reports interest and penalties associated with tax obligations in other non-interest expense.

In June 2008, the Company agreed to a settlement of the proposed adjustments with the IRS. As a result, for tax years 2005 and 2006 the Company has a tax deficiency of $994,000 and related interest due of $76,000. Since the Company remitted $1.6 million to the IRS in the first quarter of 2008, the Company recorded a $551,000 income tax receivable at June 30, 2008. During the second quarter of 2008, the Company reversed $92,000 of the interest accrual amount established in the first quarter of 2008. In conjunction with the settlement, the Company has amended its calculation of the fair market value of its residential mortgage portfolio beginning with the 2007 tax year.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased $134.9 million, or 12.5%, to $1.2 billion at June 30, 2008 from $1.1 billion at December 31, 2007 reflecting growth in securities available for sale and loans, funded by increases in both deposits ($56.0 million) and Federal Home Loan Bank advances ($82.4 million). Securities available for sale increased $91.4 million, or 45.4%, to $292.7 million at June 30, 2008 from $201.3 million at December 31, 2007, due to purchases of debt securities available for sale totaling $167.5 million, partially offset by sales, calls and maturities of certain debt securities and repayments of mortgage-backed securities. The significant increase in securities available for sale was due to the implementation of a strategy to deploy excess capital. During the first half of 2008, management purchased agency mortgage-backed securities with predictable cash flows and attractive spreads to U.S. treasury securities. Total loans increased $33.3 million, or 4.0%, to $858.0 million at June 30, 2008 from $824.7 million at December 31, 2007 reflecting growth in the residential (5.2%) and commercial real estate (8.3%) portfolios as a result of business development efforts and competitive products and pricing. Construction loan balances declined $4.8 million, or 11.3%, to $37.3 million at June 30, 2008 as a result of pay-downs and conservative underwriting standards. All other categories of loans were essentially flat during the period reflecting sluggish loan origination activity offset by prepayments and scheduled amortization.

Total deposits increased $56.0 million, or 7.8%, to $774.7 million at June 30, 2008 compared to $718.7 million at December 31, 2007 mainly due to competitive products and pricing, superior customer service, targeted promotional activities and the opening of two new branches in 2008. Core deposit balances grew $34.9 million, or 9.4%, to $405.9 million at June 30, 2008 from $371.0 million at December 31, 2007.

Index

Total stockholders’ equity increased $506,000, or 0.2%, to $226.6 million at June 30, 2008 from $226.1 million at December 31, 2007 as a result of net income of $4.0 million for the six months ended June 30, 2008, stock-based compensation totaling $761,000 and ESOP compensation expense of $349,000. These increases were partially offset by payments of cash dividends amounting to $2.1 million, an increase of $1.9 million in net unrealized losses on securities available for sale and repurchases of our common stock totaling $537,000 to fund the 2008 Equity Incentive Plan.

Credit Quality

The Company actively manages credit quality through its underwriting practices and collection operations and it does not offer nor has it historically offered, residential mortgage loans to subprime or Alt-A borrowers. Non-performing assets totaled $4.8 million, or 0.39% of total assets, at June 30, 2008 compared to $2.7 million, or 0.25% of total assets, at December 31, 2007. Net loan charge-offs for the six months ended June 30, 2008 totaled $387,000 compared to $101,000 in the same period of 2007. Commercial and industrial loan charge-offs represented $241,000 or 62%, of the total charge-offs, and the majority of such charge-offs related to one commercial relationship.

Delinquent Loans. The following table sets forth our loan delinquencies for sixty days and over by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2008
Residential mortgages	4	$393	6	$1,500	10	$1,893
Commercial mortgage	6	1,106	11	1,404	17	2,510
Construction	-	-	7	800	7	800
Home equity	6	377	1	75	7	452
Commercial and industrial	16	290	7	307	23	597
Automobile	7	45	-	-	7	45
Other consumer	1	4	1	49	2	53
Total	40	$2,215	33	$4,135	73	$6,350

At December 31, 2007
Residential mortgages	2	$595	4	$328	6	$923
Commercial mortgage	11	1,546	5	555	16	2,101
Construction	-	-	3	578	3	578
Home equity	11	489	3	52	14	541
Commercial and industrial	20	948	10	272	30	1,220
Automobile	5	46	-	-	5	46
Other consumer	4	58	-	-	4	58
Total	53	$3,682	25	$1,785	78	$5,467

Index

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The amount of residential real estate loans classified as “substandard” in the table includes three owner occupied mortgage loans classified due to the commercial lending relationships, one of which is not making payments in accordance with contractual loan terms.

	At June 30,		At December 31,
	2008		2007
	(In thousands)

Residential Real Estate (1):
Substandard	$1,846	(2)	$1,278

All Other Loans:
Special mention	18,960		13,800
Substandard	20,505		19,377
Doubtful	606		244
Loss	-		-

Foreclosed Assets:
Other real estate owned	630		880

Total classified assets	$42,547		$35,579

(1) Includes one-to-four family loans and home equity loans and lines of credit.
(2) Includes nine residential loans, five of which are in foreclosure or liquidation proceedings.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

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

Net Income.  The Company’s net income was $2.0 million, or $0.12 per diluted share, for the second quarter of 2008 compared to net income of $978,000, or $0.06 per diluted share, for the same period in 2007. The Company’s improved results were largely due to a significant increase in net interest income, driven by an increase in net interest margin of 56 basis points and growth in average earning assets largely funded by net cash proceeds of $82.7 million from the Company’s December 2007 second-step stock offering. The quarterly operating performance was also favorably affected by an increase in fee income from deposit accounts, partially offset by higher provision for loan losses and an increase in non-interest expenses.

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

	Three Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$356,721	$4,926	5.52%	$340,716	$4,809	5.65%
Commercial real estate	257,831	4,010	6.22%	236,840	3,898	6.58%
Home equity	117,106	1,643	5.61%	118,140	1,938	6.56%
Commercial and industrial	83,228	1,302	6.26%	71,990	1,323	7.35%
Consumer and other	30,418	414	5.44%	30,065	382	5.08%
Total loans	845,304	12,295	5.82%	797,751	12,350	6.19%
Investment securities	288,502	3,560	4.94%	166,163	1,850	4.45%
Other interest-earning assets	12,591	118	3.75%	21,605	313	5.79%
Total interest-earning assets	1,146,397	15,973	5.57%	985,519	14,513	5.89%
Noninterest-earning assets	37,230			32,990
Total assets	$1,183,627			$1,018,509

Interest-bearing liabilities:
Savings accounts	$82,335	235	1.14%	$65,304	149	0.91%
Money market accounts	173,958	784	1.80%	180,940	1,442	3.19%
NOW accounts	33,332	45	0.54%	34,959	47	0.54%
Certificates of deposit	364,017	3,295	3.62%	335,626	3,839	4.58%
Total interest-bearing deposits	653,642	4,359	2.67%	616,829	5,477	3.55%
FHLB advances	170,052	1,603	3.77%	149,853	1,779	4.75%
Other interest-bearing liabilities	12,579	103	3.28%	10,997	122	4.44%
Total interest-bearing liabilities	836,273	6,065	2.90%	777,679	7,378	3.79%
Demand deposits	108,348			98,343
Other noninterest-bearing liabilities	10,765			3,591
Total liabilities	955,386			879,613
Stockholders' equity	228,241			138,896
Total liabilities and stockholders' equity	$1,183,627			$1,018,509

Net interest income		$9,908			$7,135
Interest rate spread(1)			2.67%			2.10%
Net interest-earning assets(2)	$310,124			$207,840
Net interest margin(3)			3.46%			2.90%
Average interest-earning assets to
average interest-bearing liabilities			137.08%			126.73%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$223	$(106)	$117
Commercial real estate	333	(221)	112
Home equity	(17)	(278)	(295)
Commercial and industrial	191	(212)	(21)
Consumer and other	4	28	32
Total loans	734	(789)	(55)
Investment securities	1,491	219	1,710
Other interest-earning assets	(106)	(89)	(195)
Total interest-earning assets	2,119	(659)	1,460

Interest-bearing liabilities:
Savings accounts	44	42	86
Money market accounts	(54)	(604)	(658)
NOW accounts	(2)	-	(2)
Certificates of deposit	305	(849)	(544)
Total interest-bearing deposits	293	(1,411)	(1,118)
FHLB advances	221	(397)	(176)
Other interest-bearing liabilities	16	(35)	(19)
Total interest-bearing liabilities	530	(1,843)	(1,313)

Change in net interest income	$1,589	$1,184	$2,773

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $2.8 million, or 38.9%, to $9.9 million for the three months ended June 30, 2008 from the same period in 2007 as a result of net interest margin expansion and growth in average earning assets. Net interest margin increased 56 basis points to 3.46% for the three-month period ended June 30, 2008 compared to 2.90% for the same period in 2007 due to the use of net proceeds from the Company’s second-step offering completed in December 2007 to fund asset growth as well as a significant decrease in the cost of deposits as a result of the 3.25% reduction in the federal funds rate from 5.25% at September 1, 2007 to 2.00% at June 30, 2008.

Index

Interest Income.  Interest income increased $1.5 million, or 10.1%, to $16.0 million for the three months ended June 30, 2008 from $14.5 million for the prior year period, reflecting an increase in total average interest-earning asset balances, partially offset by a lower yield on average interest-earning assets. Total average interest-earning asset balances increased $160.9 million, or 16.3%, to $1.1 billion for the three months ended June 30, 2008 mainly due to loan growth and purchases of mortgage-backed securities. Total average loans increased $47.6 million, or 6.0%, to $845.3 million for the second quarter of 2008 as a result of origination activity in the residential real estate, commercial real estate and commercial and industrial portfolios, partially offset by scheduled amortization and prepayments of existing loans. Total average investment securities increased by $122.3 million, or 73.6%, to $288.5 million due to the purchases of bonds, partially offset by maturities, calls, sales and principal repayments of existing securities. The yield on average interest-earning assets decreased by 32 basis points to 5.57% for the second quarter of 2008 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was limited. The impact of the decrease in market rates was partially offset by the purchases of higher yielding mortgage backed securities.

Interest Expense.  Interest expense decreased $1.3 million, or 17.8%, to $6.1 million for the three months ended June 30, 2008 from $7.4 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 89 basis points to 2.90% for the three months ended June 30, 2008 reflecting the impact of lower market rates related to the interest rate decreases initiated by the Federal Reserve Board beginning in December 2007. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the decrease in market rates was significant. Average interest-bearing liabilities increased $58.6 million, or 7.5%, to $836.3 million for the three months ended June 30, 2008 from $777.7 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $36.8 million, or 6.0%, to $653.6 million for the second quarter of 2008 as compared to $616.8 million for the three months ended June 30, 2007, mainly attributable to an increase in savings account and certificate of deposit balances. Total average FHLB advances increased $20.2 million, or 13.5%, to $170.1 million to fund asset growth and to take advantage of the lower interest rates.

Provision for Loan Losses. The provision for loan losses increased $331,000 to $651,000 for the three months ended June 30, 2008 as compared to $320,000 for the same period in 2007 resulting primarily from a $9.6 million increase in classified assets in the second quarter of 2008 compared to a $2.7 million increase in the 2007 period as well as an increase in net charge-offs of $109,000. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $8.2 million, or 0.95%, of loans outstanding at June 30, 2008.

Index

Non-interest Income.  Non-interest income increased $139,000, or 9.7%, to $1.6 million for the three months ended June 30, 2008 due in large part to growth of $59,000, or 5.4%, in deposit account fees and a $43,000 loss on the sale of securities in the second quarter of 2007.

Non-interest Expense.  Non-interest expense increased $975,000, or 14.8%, to $7.6 million for the three months ended June 30, 2008 from $6.6 million for the prior year period. Total salaries and benefits increased $464,000, or 12.4%, mainly due to staffing costs for two new branches opened in 2008, new employees hired to support and facilitate the growth of the Company, a higher cash incentive accrual associated with improved financial performance and annual wage increases. Occupancy costs expanded $97,000, or 20.2%, mainly due to the two branches opened in 2008. Data processing expenses increased $162,000, or 24.8%, as a result of growth in the total number of loan and deposit accounts serviced, new branches opened in 2008 and costs for the branch imaging process introduced in all branches beginning in 2008. Professional services increased $109,000, or 41.4%, related to the annual stockholders meeting at which the 2008 incentive plan was approved. Other expenses rose $151,000, or 15.2%, in connection with a higher quarterly Federal Deposit Insurance Corporation insurance assessment as a result of the expiration of the credit used to reduce the premium each quarter.

Income Tax Expense. Income tax expense increased $575,000 to $1.3 million for three months ended June 30, 2008 from $697,000 for the comparable 2007 period as a result of an increase in taxable income, offset to some extent by a lower effective tax rate. The effective tax rate decreased from 41.6% in the second quarter of 2007 to 38.8% for the same period in 2008 primarily due to the increased portion of income earned in the securities corporation at the lower state tax rate and a decrease in the relative impact (due to the projected increase in pre-tax income in 2008) of stock-based compensation.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net Income.  The Company’s net income for the six months ended June 30, 2008 amounted to $4.0 million, or $0.24 per diluted share, compared to $1.8 million, or $0.11 per diluted share, for the same period in 2007. The Company’s higher net income and earnings per share were due in large part to net interest margin expansion and growth in average earning assets, partially offset by increases in provision for loan losses and non-interest expenses.

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

Index

	Six Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$352,739	$9,849	5.58%	$338,814	$9,555	5.64%
Commercial real estate	253,397	8,032	6.34%	231,046	7,601	6.58%
Home equity loans	117,181	3,437	5.87%	116,934	3,812	6.52%
Commercial and industrial	82,803	2,690	6.50%	70,363	2,581	7.34%
Consumer and other	30,684	834	5.44%	29,929	756	5.05%
Total loans	836,804	24,842	5.94%	787,086	24,305	6.18%
Investment securities	250,191	6,178	4.94%	173,287	3,832	4.42%
Other interest-earning assets	17,193	359	4.18%	24,944	688	5.52%
Total interest-earning assets	1,104,188	31,379	5.68%	985,317	28,825	5.85%
Noninterest-earning assets	35,558			32,128
Total assets	$1,139,746			$1,017,445

Interest-bearing liabilities:
Savings accounts	$74,943	400	1.07%	$65,114	289	0.89%
Money market accounts	174,380	1,793	2.06%	177,586	2,799	3.15%
NOW accounts	32,629	85	0.52%	34,547	91	0.53%
Certificates of deposit	359,024	7,054	3.93%	329,837	7,479	4.53%
Total interest-bearing deposits	640,976	9,332	2.91%	607,084	10,658	3.51%
FHLB advances	143,285	2,904	4.05%	160,232	3,802	4.75%
Other interest-bearing liabilities	12,085	204	3.38%	11,812	274	4.64%
Total interest-bearing liabilities	796,346	12,440	3.12%	779,128	14,734	3.78%
Demand deposits	105,066			96,333
Other noninterest-bearing liabilities	10,507			3,386
Total liabilities	911,919			878,847
Stockholders' equity	227,827			138,598
Total liabilities and stockholders' equity	$1,139,746			$1,017,445

Net interest income		$18,939			$14,091
Interest rate spread(1)			2.56%			2.07%
Net interest-earning assets(2)	$307,842			$206,189
Net interest margin(3)			3.43%			2.86%
Average interest-bearing assets to
average interest-bearing liabilities			138.66%			126.46%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Index

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$390	$(96)	$294
Commercial real estate	715	(284)	431
Home equity loans	8	(383)	(375)
Commercial and industrial	424	(315)	109
Consumer and other	19	59	78
Total loans	1,556	(1,019)	537
Investment securities	1,858	488	2,346
Other interest-earning assets	(185)	(144)	(329)
Total interest-earning assets	3,229	(675)	2,554

Interest-bearing liabilities:
Savings accounts	48	63	111
Money market accounts	(50)	(956)	(1,006)
NOW accounts	(5)	(1)	(6)
Certificates of deposit	627	(1,052)	(425)
Total interest-bearing deposits	620	(1,946)	(1,326)
FHLB advances	(377)	(521)	(898)
Other interest-bearing liabilities	6	(76)	(70)
Total interest-bearing liabilities	249	(2,543)	(2,294)

Change in net interest income	$2,980	$1,868	$4,848

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $4.8 million, or 34.4%, to $18.9 million for the six months ended June 30, 2008 from $14.1 million for the comparable 2007 period reflecting growth in average earning assets and net interest margin expansion. Net interest margin increased 57 basis points to 3.43% for the six months ended June 30, 2008 due to the use of net proceeds from the Company’s second-step stock offering completed in December 2007 to fund asset growth as well as a significant decrease in the cost of deposits as a result of the 3.25% reduction in the federal funds rate from 5.25% at September 1, 2007 to 2.00% at June 30, 2008.

Interest Income.  Interest income increased $2.6 million, or 8.9%, to $31.4 million for the six months ended June 30, 2008 from $28.8 million for the prior year period reflecting expansion in total average interest-earning asset balances, partially offset by a slight decrease in the yield on average interest-earning assets. Total average interest-earning asset balances increased $118.9 million, or 12.1%, to $1.1 billion for the six months ended June 30, 2008 due in large part to purchases of investment securities and strong loan growth, funded largely by deposit growth and the proceeds of the December 2007 second-step stock offering. Total average loans increased $49.7 million, or 6.3%, to $836.8 million for the first six months of 2008 as a result of origination activity, partially offset by prepayments and normal amortization. Total average investment securities increased by $76.9 million, or 44.4%, to $250.2 million for the first six months of 2008 primarily due to the implementation of a strategy to deploy excess capital and liquidity resulting from the Company’s 2007 second-step stock offering. The yield on average interest-earning assets decreased 17 basis points to 5.68% for the six months ended June 30, 2008 in connection with the lower interest rate environment. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the deflation in market rates was limited. The impact of the decrease in market rates was partially offset by the purchases of higher yielding mortgage backed securities.

Index

Interest Expense.  Interest expense decreased $2.3 million, or 15.6%, to $12.4 million for the six months ended June 30, 2008 from $14.7 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 66 basis points to 3.12% for the six months ended June 30, 2008 reflecting interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant. Average interest-bearing liabilities increased $17.2 million, or 2.2%, to $796.3 million for the six months ended June 30, 2008 reflecting growth in interest-bearing deposits, somewhat offset by lower FHLB advances. Total average interest-bearing deposits increased $36.9 million, or 6.1%, to $641.0 million for the first six months of 2008 mainly attributable to an increase in savings accounts and certificate of deposit balances. Total average FHLB advances decreased $16.9 million, or 10.6%, to $143.3 million reflecting the use of proceeds from the second step offering to pay-down certain outstanding borrowings.

Provision for Loan Losses. The provision for loan losses was $835,000 for the six months ended June 30, 2008 as compared to $604,000 for the same period in 2007 reflecting an increase in reserves for classified loans and higher net charge-offs. The allowance for loan losses was $8.2 million, or 0.95%, of loans outstanding at June 30, 2008.

Non-interest Income.  Non-interest income increased $260,000, or 9.2%, to $3.1 million for the six months ended June 30, 2008 reflecting growth in fee income on deposit and loan accounts, a $49,000 gain in the first quarter of 2008 from VISA Inc.’s redemption of its Class B stock as part of its initial public offering and an increase in bank-owned life insurance income.

Non-interest Expense.  Non-interest expense increased $1.5 million, or 11.4%, to $14.7 million for the six months ended June 30, 2008 from $13.2 million for the prior year period. Total salaries and benefits increased $667,000, or 8.8%, mainly due to staffing costs for the two new branches opened in 2008, new employees hired to support and facilitate the growth of the Company, a higher cash incentive accrual associated with improved financial performance and annual wage increases, partially offset by lower stock related compensation expense. Occupancy costs grew $115,000, or 11.8%, principally attributable to the two new branches opened in 2008. Data processing costs expanded $239,000, or 18.5%, reflecting a larger loan and deposit base, new branches opened in 2008 and costs for the new branch imaging process. Professional services increased $163,000, or 25.0%, as a result of costs incurred in connection with the Company’s annual stockholders meeting at which the 2008 incentive plan was approved. Other expenses expanded $292,000, or 14.9% as a result of an increase of $144,000 in Federal Deposit Insurance Corporation insurance assessments and a $100,000 interest accrual related to the IRS exam and related adjustments.

Income Tax Expense. Income tax expense increased $1.2 million to $2.5 million for six months ended June 30, 2008 from $1.3 million for the comparable 2007 period. This increase was due to higher income before income taxes partially offset by a deduction in the effective tax rate from 41.5% in 2007 to 38.6% in 2008. This deduction was due to the increased portion of income earned in the securities corporation at the lower state tax rate and a decrease in the relative impact (due to the projected increase in pre-tax income in 2008) of stock-based compensation.

Index

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and meets at least on a quarterly basis to review our asset/liability policies and IRR position.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at June 30, 2008 and December 31, 2007.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(June 30, 2008)	(December 31, 2007)

-100	1.6%	1.7%
Stable	0.0%	0.0%
+200	(3.1)%	(4.2)%

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

	June 30, 2008
				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$95,461	$(74,021)	(44)%	8.81%	(534)
+200	119,966	(49,516)	(29)	10.72	(343)
+100	145,251	(24,231)	(14)	12.54	(160)
0	169,482			14.15
-100	186,745	17,263	10	15.15	101

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

The tables above indicate that at June 30, 2008 and December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 10% and 8%, respectively, increase in net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 44% and 37%, respectively, decrease in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At June 30, 2008 our liquidity ratio was 34.27%, compared to 26.13% at December 31, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Index

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $17.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $274.0 million, excluding those pledged as collateral for various purposes, at June 30, 2008. In addition, at June 30, 2008, we had the ability to borrow a total of approximately $496.1 million from the Federal Home Loan Bank of Boston. On that date, we had $190.4 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2008, we had $10.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $150.4 million in unused lines of credit to borrowers and $24.1 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of June 30, 2008 totaled $294.0 million, or 38.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2008, we originated $165.2 million of loans and purchased $170.0 million of securities. In the comparable 2007 period, we originated $156.5 million of loans and purchased $21.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $56.0 million and $40.1 million for the six months ended June 30, 2008 and 2007, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank advances increased by $82.4 million during the six months ended June 30, 2008 and decreased $27.3 million during the comparable 2007 period. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $293.3 at June 30, 2008 and $293.2 at December 31, 2007. At June 30, 2008 and December 31, 2007, the Bank had no borrowing against the line of credit.

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

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (in thousands)
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$294,006	$69,330	$5,428	$-	$368,764
Federal Home Loan Bank advances	58,687	55,339	46,362	30,001	190,389
Repurchase agreements	8,963	-	-	-	8,963
Standby letters of credit	863	-	-	-	863
Operating leases	544	1,002	726	2,935	5,207
Capitalized leases	252	504	503	4,137	5,396
Future benefits to be paid under
retirement plans	196	-	3,257	610	4,063
Total	$363,511	$126,175	$56,276	$37,683	$583,645
Commitments to extend credit	$186,026	$-	$-	$-	$186,026

Index

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

As of June 30, 2008:

Total risk-based capital	19.49%

Tier 1 risk-based capital	18.51%

Tier 1 (core) capital	12.70%

Tangible equity	12.70%

As of December 31, 2007:

Total risk-based capital	20.25%

Tier 1 risk-based capital	19.25%

Tier 1 (core) capital	14.00%

Tangible equity	14.00%

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

At June 30, 2008, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.  Risk Factors

As of June 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No unregistered securities were sold by the Company during the quarter ended June 30, 2008.

 (b) Not applicable

 (c) On June 20, 2008, the Company announced that its Board of Directors has approved a stock repurchase plan to fund awards of restricted stock contemplated under the Company's 2008 Equity Incentive Plan, which was approved by stockholders at the Company's 2008 Annual Meeting held on June 10, 2008. Under the plan, the Company intends to repurchase up to 359,581 shares from time to time, depending on market conditions, at prevailing market prices in open-market or privately negotiated transactions. The Company anticipates conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2008.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period:	Purchased	(or Unit)	or Programs	Plans or Programs

April 1 - 30, 2008	-	$-	-	-

May 1 - 31, 2008	-	-	-	-

June 1 - 30, 2008	47,934	11.19	47,934	311,647
Total	47,934	$11.19	47,934

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

Index

ITEM 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on June 10, 2008.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

		FOR	WITHHELD
	Richard B. Collins	14,491,491	788,279
	G. Todd Marchant	14,547,372	732,398
	Michael F. Werenski	14,549,182	730,588

	The terms of office of the following directors continued after the annual meeting of stockholders:

		TERM EXPIRING
	Kevin E. Ross	2009
	Robert A. Stewart, Jr.	2009
	Thomas H. Themistos	2009
	Michael F. Crowley	2010
	Carol Moore Cutting	2010
	Carol A. Leary	2010

2.	The approval of the United Financial Bancorp, Inc. 2008 Equity Incentive Plan by the following vote:

				BROKER
	FOR	AGAINST	ABSTENTIONS	NON-VOTE

	10,619,507	1,031,874	923,989	2,704,400

ITEM 5.  Other Information

Not applicable.

Index

ITEM 6.   Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (3)
10.2	Employment Agreement by and between United Bank and Richard B. Collins (4)
10.3	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)
10.4	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)
10.5	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)
10.10	United Bank 2006 Stock-Based Incentive Plan (6)
10.11	United Bank 2008 Annual Incentive Plan (7)
10.12	United Bank 2007 Director Retirement Plan (8)
10.13	Directors Fee Continuation Plan (3)
10.14	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (3)
10.15	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (3)
10.16	Deferred Income Agreement by and between United Bank and George W. Jones (3)
10.17	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (9)
11	Statement Regarding Computation of Per Share Earnings (refer to Note D of Part I,
Item 1- Consolidated Financial Statements
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 17, 2008.
(8)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(9)	Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: August 8, 2008	By: /s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 8, 2008	By: /s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer