Form 10-Q
period 2008-09-30
United Financial Bancorp, Inc.
filed 2008-11-07
CIK 1405049

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number 000-52947

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

Common stock, $0.01 par value
17,707,580 shares outstanding as of November 7, 2008

United Financial Bancorp, Inc.

Index

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and due from banks	$11,242	$14,219
Interest-bearing deposits	1,802	35
Total cash and cash equivalents	13,044	14,254

Short-term investments	1,063	1,030
Securities available for sale, at fair value	312,422	201,257
Securities to be held to maturity, at amortized cost (fair value $3,236 at
September 30, 2008 and $3,631 at December 31, 2007)	3,242	3,632
Loans, net of allowance for loan losses of $8,385 at September 30, 2008
and $7,714 at December 31, 2007	857,196	819,117
Other real estate owned	330	880
Accrued interest receivable	4,865	4,477
Deferred tax asset, net	8,809	4,953
Stock in the Federal Home Loan Bank of Boston	12,223	10,257
Banking premises and equipment, net	12,323	10,600
Bank-owned life insurance	6,960	6,652
Other assets	2,613	2,172
TOTAL ASSETS	$1,235,090	$1,079,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$653,858	$616,672
Non-interest-bearing	107,029	102,010
Total deposits	760,887	718,682
Federal Home Loan Bank of Boston advances	226,130	107,997
Repurchase agreements	11,365	13,864
Escrow funds held for borrowers	1,809	1,356
Capitalized lease obligations	3,149	1,890
Accrued expenses and other liabilities	7,031	9,372
Total liabilities	1,010,371	853,161

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
17,763,747 shares issued at September 30, 2008 and December 31, 2007	178	178
Paid-in capital	163,676	165,920
Retained earnings	76,070	73,026
Unearned compensation	(12,311)	(12,835)
Treasury stock, at cost (56,167 shares at September 30, 2008)	(668)	-
Accumulated other comprehensive loss, net of taxes	(2,226)	(169)
Total stockholders’ equity	224,719	226,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,235,090	$1,079,281

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$12,835	$12,712	$37,676	$37,017
Investments	3,886	2,017	10,064	5,849
Other interest-earning assets	90	247	450	935
Total interest and dividend income	16,811	14,976	48,190	43,801

Interest expense:
Deposits	4,217	5,672	13,549	16,330
Borrowings	2,058	2,051	5,166	6,127
Total interest expense	6,275	7,723	18,715	22,457

Net interest income before provision for loan losses	10,536	7,253	29,475	21,344

Provision for loan losses	644	436	1,479	1,040

Net interest income after provision for loan losses	9,892	6,817	27,996	20,304

Non-interest income:
Fee income on depositors’ accounts	1,219	1,105	3,452	3,240
Net (loss) gain on sale of securities	-	(141)	8	(170)
Wealth management income	313	200	599	491
Other income	201	248	767	684
Total non-interest income	1,733	1,412	4,826	4,245

Non-interest expense:
Salaries and benefits	4,523	3,546	12,763	11,119
Occupancy expenses	636	469	1,723	1,441
Marketing expenses	302	277	1,101	1,048
Data processing expenses	804	711	2,338	2,006
Professional fees	321	220	1,136	872
Other expenses	1,220	908	3,471	2,867
Total non-interest expense	7,806	6,131	22,532	19,353

Income before income taxes	3,819	2,098	10,290	5,196

Income tax expense	1,455	807	3,951	2,093

Net income	$2,364	$1,291	$6,339	$3,103

Earnings per share:
Basic	$0.15	$0.08	$0.39	$0.18
Diluted	$0.15	$0.08	$0.39	$0.18

Weighted average shares outstanding:
Basic	15,864,275	16,930,395	16,098,521	16,922,830
Diluted	15,955,570	16,989,353	16,141,326	16,986,250

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	3,103	-	-	-	3,103
Other comprehensive income	-	-	-	-	-	-	1,063	1,063
Total comprehensive income								4,166

Cash dividends paid ($0.18 per share)	-	-	-	(1,319)	-	-	-	(1,319)
Treasury stock purchases	(86,390)	-	-	-	-	(1,250)	-	(1,250)
Stock-based compensation	-	-	1,476	-	-	-	-	1,476
ESOP shares committed to be released	-	-	131	-	333	-	-	464

Balances at September 30, 2007	17,068,160	$172	$77,127	$72,190	$(5,439)	$(1,914)	$(888)	$141,248

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120

Net income	-	-	-	6,339	-	-	-	6,339
Other comprehensive loss	-	-	-	-	-	-	(2,057)	(2,057)
Total comprehensive income								4,282

Net costs from issuance of common stock
pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008 Equity
Incentive Plan	(359,581)	-	-	-	-	(4,240)	-	(4,240)
Shares repurchased in connection with restricted
stock forfeited for tax purposes	(10,086)	-	-	-	-	(125)	-	(125)
Reissuance of treasury shares in connection with
restricted stock grants	313,500	-	(3,697)	-	-	3,697	-	-
Cash dividends paid ($0.20 per share)	-	-	-	(3,295)	-	-	-	(3,295)
Stock-based compensation	-	-	1,380	-	-	-	-	1,380
ESOP shares committed to be released	-	-	99	-	524	-	-	623

Balances at September 30, 2008	17,707,580	$178	$163,676	$76,070	$(12,311)	$(668)	$(2,226)	$224,719

The components of other comprehensive income (loss) and related tax effects are as follows:

	Nine Months Ended September 30,
	2008	2007

Change in unrealized holding (losses) gains on available-for-sale securities	$(3,415)	$1,591
Reclassification adjustment for (gains) losses realized in income	(8)	170
Net change in unrealized (losses) gains	(3,423)	1,761

Tax effect	(1,366)	698

Other comprehensive (loss) income	$(2,057)	$1,063

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$6,339	$3,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,479	1,040
ESOP expense	623	464
Stock-based compensation	1,380	1,476
Amortization of premiums and discounts	138	83
Depreciation and amortization	652	638
Amortization of intangible assets	23	23
Net loss (gain) on sale of other real estate owned	45	(14)
Net (gain) loss on sale of securities	(8)	170
Net loss on sale of loans	-	5
Increase in cash surrender value of bank-owned life insurance	(308)	(291)
Increase in accrued interest receivable	(388)	(332)
Increase in other assets	(2,954)	(1,023)
Decrease in accrued expenses and other liabilities	(2,237)	(475)
Net cash provided by operating activities	4,784	4,867
Cash flows from investing activities:
Purchases of securities available for sale	(203,411)	(65,230)
Proceeds from sales of securities available for sale	30,274	14,449
Proceeds from maturities, calls and principal repayments of securities available for sale	58,425	58,671
Purchases of securities held to maturity	-	(675)
Proceeds from maturities, calls and principal repayments of securities held to maturity	385	225
Investment in short term time deposits	(33)	(1,017)
Purchases of Federal Home Loan Bank of Boston stock	(1,966)	(611)
Proceeds from sales of other real estate owned	655	576
Net loan originations and principal repayments	(39,708)	(55,755)
Proceeds from sales of loans	-	1,898
Purchases of property and equipment	(1,059)	(441)
Cash paid to acquire Levine Financial Group	-	(55)
Net cash used in investing activities	(156,438)	(47,965)
Cash flows from financing activities:
Net increase in deposits	42,205	37,432
Increase in short-term borrowings from Federal Home Loan Bank of Boston	52,145	32,000
Proceeds of Federal Home Loan Bank of Boston long-term advances	85,000	20,000
Repayments of Federal Home Loan Bank of Boston long-term advances	(19,012)	(37,954)
Net decrease in repurchase agreements	(2,499)	(2,906)
Net increase in escrow funds held for borrowers	453	289
Repurchases of common stock to fund the 2008 Equity Incentive Plan	(3,697)	-
Treasury stock purchases	(668)	(1,250)
Cash dividends paid	(3,295)	(1,319)
Costs from issuance of common stock pursuant to second-step conversion	(26)	-
Payments on capitalized lease obligations	(162)	(122)
Net cash provided by financing activities	150,444	46,170
(Decrease) increase in cash and cash equivalents	(1,210)	3,072
Cash and cash equivalents at beginning of period	14,254	25,419
Cash and cash equivalents at end of period	$13,044	$28,491

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$18,531	$22,418
Income taxes – net	9,676	2,463
Non-cash items:
Capitalized lease asset and obligations	$1,308	$1,932
Transfer of loans to other real estate owned	150	880

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission on March 17, 2008 and amended on April 29, 2008.

Amounts reported for prior periods are reclassified as necessary to conform to the current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this Interpretation as of January 1, 2008 had no material impact on the Company’s financial condition or results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements,” which provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this Interpretation as of January 1, 2008 had no material effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. The Company adopted SFAS No.157 on January 1, 2008 (see Note L). The adoption of this Standard had no material effect on the Company’s results of operations or financial condition.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its Consolidated Financial Statements.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,364	$1,291	$6,339	$3,103
Weighted average common shares applicable to
basic EPS (1, 4)	15,864,275	16,930,395	16,098,521	16,922,830
Effect of dilutive potential common shares (2, 3)	91,295	58,958	42,805	63,420
Weighted average common shares applicable to
diluted EPS	15,955,570	16,989,353	16,141,326	16,986,250

Earnings per share:
Basic	$0.15	$0.08	$0.39	$0.18
Diluted	$0.15	$0.08	$0.39	$0.18

(1) In December 2007, the Company completed a second-step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering. All share data in prior periods have been adjusted by the exhange ratio.
(2) For the nine months ended September 30, 2008 and September 30, 2007, options to purchase 1,557,698 and 778,510 shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(3) Includes incremental shares related to stock options and restricted stock.
(4) Excludes shares repurchased in June 2008 through September 2008 to fund the 2008 Equity Incentive Plan.

Index

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Available for Sale
September 30, 2008:
Debt Securities:
Government-sponsored enterprises	$5,479	$-	$(159)	$5,320
Mortgage-backed securities	296,154	1,033	(1,960)	295,227
Municipal bonds	10,599	-	(536)	10,063
Corporate bonds	2,822	-	(1,010)	1,812
Total securities available for sale	$315,054	$1,033	$(3,665)	$312,422

December 31, 2007:
Debt Securities:
Government-sponsored enterprises	$45,447	$51	$(24)	$45,474
Mortgage-backed securities	146,764	1,270	(453)	147,581
Municipal bonds	5,295	8	(19)	5,284
Corporate bonds	2,820	5	(47)	2,778
Total debt securities	200,326	1,334	(543)	201,117
Marketable equity securities	140	-	-	140
Total securities available for sale	$200,466	$1,334	$(543)	$201,257

	Amortized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Held to Maturity
September 30, 2008:
IRB	$1,172	$-	$-	$1,172
Municipal bonds	2,070	20	(26)	2,064
Total	$3,242	$20	$(26)	$3,236

December 31, 2007:
IRB	$1,197	$-	$-	$1,197
Municipal bonds	2,435	11	(12)	2,434
Total	$3,632	$11	$(12)	$3,631

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists solely of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises.

Management has evaluated the securities in the preceding tables and concluded that none of these securities have experienced impairments that are other-than temporary.  In its evaluation, management considered the type of security, the length of time the security was in a continuous loss position, the size of the security’s loss position relative to its amortized cost, the issuer’s and underlying entities credit rating and outlook, the bond’s payment status, the issuer’s financial condition and the Company’s ability and intent to hold the security until forecasted maturity or recovery date.

Index

The Company’s mortgage-backed securities portfolio had a net unrealized loss of $927,000, or 0.3% of amortized cost, at September 30, 2008. Management believes that the unrealized losses on these bonds are due to a significant widening in spreads in connection with current market conditions. All of the Company’s mortgage-backed securities are issued by government-owned or sponsored enterprises. Management anticipates that these conditions will not affect the expected cash flows of the underlying issuer and expects to collect all amounts due according to the contractual terms.  The Company has the ability and intent to hold these securities until forecasted maturity or recovery date given its strong liquidity and capital positions and, accordingly, no declines are deemed to be other than temporary.

At September 30, 2008, the Company’s municipal bond portfolio had a net unrealized loss of $536,000, or 5.1% of amortized cost. Management believes that these unrealized losses are primarily due to the current credit and liquidity crises, which have led to a significant widening in spreads. Management believes that these market conditions will not affect the expected cash flows of the issuer. All of the Company’s municipal bonds are rated upper medium grade or higher by one of the rating agencies, with the exception of two securities, and continue to perform in accordance with contractual terms.  Although conditions in the insurance market have deteriorated, management also considers the underlying guarantee of its municipal bonds based upon the insurer’s rating and current financial condition. Because the Company has the ability and intent to hold these securities to the forecasted maturity or recovery date and expects to collect all amounts due according to the contractual terms, no declines are deemed to be other than temporary.

The Company’s variable rate trust preferred securities portfolio has an unrealized loss of $1.0 million, equal to 35.8% of amortized cost, at September 30, 2008. The Company holds two securities issued by large national banks, both of which have high-grade credit ratings and strong financial positions. The Company also holds a pooled trust preferred security with a stable credit rating of Aa2. The pool is well diversified geographically and the largest single issuer within the pool represents less than 4% of total holdings. The Company owns the AA tranche, which maintains significant coverage for principal defaults and temporary interest shortfalls. All of the Company’s trust preferred securities continue to perform according to contractual terms.  Management believes that these unrealized losses are primarily due to current market conditions which have led to distressed-sale pricing and a significant widening in spreads to LIBOR.  Management believes that these market conditions will not affect the expected cash flows of the underlying issuers and expects to collect all amounts due according to the contractual terms.  Because the Company has the ability and intent to hold these securities to the forecasted maturity or recovery date due to its strong liquidity and capital positions and expects to collect all amounts due according to the contractual terms, no declines are deemed to be other than temporary.

Index

NOTE F – LOANS

The components of loans were as follows at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Residential mortgages	$357,967	$339,470
Commercial real estate	236,010	214,776
Construction	34,499	42,059
Home equity	121,166	116,241
Commercial and industrial	84,612	81,562
Automobile	18,809	22,461
Consumer	10,136	8,126
Total loans	863,199	824,695

Net deferred loan costs and fees	2,382	2,136
Allowance for loan losses	(8,385)	(7,714)
Loans, net	$857,196	$819,117

NOTE G – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Non-accrual loans:
Residential mortgages	$1,231	$328
Commercial mortgages	872	553
Construction	586	577
Home equity	75	52
Commercial and industrial	531	275
Automobile	-	-
Other consumer	-	-
Total non-accrual loans	3,295	1,785

Accruing loans 90 days or more past due	-	-

Total non-performing loans	3,295	1,785

Other real estate owned	330	880
Total non-performing assets	$3,625	$2,665

Ratios:
Total non-performing loans to total loans	0.38%	0.22%
Total non-performing assets to total assets	0.29%	0.25%

Index

NOTE H – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Nine Months Ended September 30,
	2008	2007

Balance at beginning of period	$7,714	$7,218
Provision for loan losses	1,479	1,040
Charge-offs	(832)	(654)
Recoveries	24	8
Balance at end of period	$8,385	$7,612

Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.13%	0.11%
Allowance for loan losses to non-performing
loans at end of period	254.48%	755.16%
Allowance for loan losses to total
loans at end of period	0.97%	0.93%

NOTE I – COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Unused lines of credit	$150,716	$146,579
Amounts due mortgagors	19,065	31,168
Standby letters of credit	932	1,627
Commitments to originate loans	15,883	15,890

NOTE J – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Demand	$107,029	$102,010
NOW	34,965	35,207
Savings	96,884	65,711
Money market	159,663	168,107
Certificates of deposit	362,346	347,647
	$760,887	$718,682

Index

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

NOTE  L  - FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under generally accepted accounting principles.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and government-sponsored enterprises and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Assets measured at fair value on a recurring basis, are summarized below:

	At September 30, 2008

	Level 1	Level 2	Level 3	Total Fair Value

Securities available for sale	$5,320	$305,290	$1,812	$312,422
Mortgage servicing rights	-	-	126	126
Total	$5,320	$305,290	$1,938	$312,548

The Company has no liabilities measured at fair value on a recurring basis at September 30, 2008.

Index

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis.

Balance as of January 1, 2008	$136
Total realized/unrealized losses included in net income	(10)
Change in unrealized loss	(966)
Purchases, sales, issuances and settlements	-
Transfers in and out of Level 3	2,778
Balance as of September 30, 2008	$1,938

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual asset for the three and nine months ended September 30, 2008.

				Three Months Ended	Nine Months Ended
				September 30,	September 30,
				2008	2008
	At September 30, 2008			Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets:
Loans	$-	$3,533	$-	$(62)	$(112)

Total assets	$-	$3,533	$-	$(62)	$(112)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.

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

Index

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

In June 2008, the Company agreed to a settlement of the proposed adjustments with the IRS. As a result, for tax years 2005 and 2006 the Company has a tax deficiency of $994,000 and related interest due of $76,000. During the second quarter of 2008, the Company reversed $92,000 of the interest accrual amount established in the first quarter of 2008. In conjunction with the settlement, the Company amended its calculation of the fair market value of its residential mortgage portfolio beginning with the 2007 tax year.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased $155.8 million, or 14.4%, to $1.2 billion at September 30, 2008 from $1.1 billion at December 31, 2007 reflecting growth in securities available for sale and loans, funded by increases in both deposits ($42.2 million) and Federal Home Loan Bank advances ($118.1 million). Securities available for sale increased $111.2 million, or 55.2%, to $312.4 million at September 30, 2008 from $201.3 million at December 31, 2007, due to purchases of debt securities available for sale totaling $203.4 million, partially offset by sales, calls and maturities of certain debt securities and repayments of mortgage-backed securities. The significant increase in securities available for sale was due to the implementation of a strategy to deploy excess capital. During the first nine months of 2008, management purchased agency mortgage-backed securities with predictable cash flows and attractive spreads to U.S. Treasury securities. Total loans increased $38.5 million, or 4.7%, to $863.2 million at September 30, 2008 from $824.7 million at December 31, 2007 reflecting growth in the commercial real estate (9.9%), residential real estate (5.5%), home equity (4.2%) and commercial (3.7%) portfolios as a result of business development efforts and competitive products and pricing. Construction loan balances declined $7.6 million, or 18.0%, to $34.5 million at September 30, 2008 as a result of pay-downs and a slow-down in the underlying market.

Total deposits increased $42.2 million, or 5.9%, to $760.9 million at September 30, 2008 compared to $718.7 million at December 31, 2007 mainly due to competitive products and pricing, excellent customer service, targeted promotional activities and the opening of two new branches in 2008. Core deposit balances grew $27.5 million, or 7.4%, to $398.5 million at September 30, 2008 from $371.0 million at December 31, 2007.

Index

Total stockholders’ equity decreased $1.4 million, or 0.6%, to $224.7 million at September 30, 2008 from $226.1 million at December 31, 2007 as a result of repurchases of our common stock totaling $4.2 million to fund restricted stock awards granted under the 2008 Equity Incentive Plan, cash dividend payments amounting to $3.3 million and an increase of $2.1 million in net unrealized losses on securities available for sale. These decreases were partially offset by net income of $6.3 million for the nine months ended September 30, 2008, stock-based compensation totaling $1.4 million and ESOP compensation expense of $623,000.

Credit Quality

The Company actively manages credit quality through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage loans to subprime or Alt-A borrowers. Non-performing assets totaled $3.6 million, or 0.29% of total assets, at September 30, 2008 compared to $2.7 million, or 0.25% of total assets, at December 31, 2007. Net loan charge-offs increased $162,000, or 25.1%, to $808,000 for the nine months ended September 30, 2008 compared to $646,000 in the same period of 2007. Commercial and industrial loan net charge-offs represented $424,000 or 52.5%, of the overall net charge-offs, primarily related to three relationships.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2008
Residential mortgages	13	$1,494	6	$1,231	19	$2,725
Commercial mortgage	7	1,333	12	872	19	2,205
Construction	-	-	4	586	4	586
Home equity	-	-	1	75	1	75
Commercial and industrial	8	494	14	531	22	1,025
Automobile	1	7	-	-	1	7
Other consumer	3	215	-	-	3	215
Total	32	$3,543	37	$3,295	69	$6,838

At December 31, 2007
Residential mortgages	1	$558	4	$328	5	$886
Commercial mortgage	3	671	5	553	8	1,224
Construction	-	-	5	577	5	577
Home equity	2	200	2	52	4	252
Commercial and industrial	7	454	8	275	15	729
Automobile	-	-	-	-	-	-
Other consumer	2	50	-	-	2	50
Total	15	$1,933	24	$1,785	39	$3,718

Index

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The amount of residential real estate loans classified as “substandard” in the table includes two owner-occupied mortgage loans classified due to the commercial lending relationships. These loans are current in their payments. All other loans include $8.9 million in condominium construction loans, all of which are current in payments.

	At September 30,		At December 31,
	2008		2007
	(In thousands)
Residential Real Estate (1):
Special mention	$382		$-
Substandard	1,931	(2)	1,278
All Other Loans (3):
Special mention	16,956		13,800
Substandard	20,169		19,377
Doubtful	858		244
Loss	-		-

Foreclosed Assets:
Other real estate owned	330		880
Total classified assets	$40,626		$35,579

(1) Includes one-to-four family loans and home equity loans and lines of credit.
(2) Includes eight residential relationships, five of which are in foreclosure or liquidation proceedings.
(3) Includes $11.2 million of construction loans for single family or condominium contruction.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

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

Net Income.  The Company’s net income was $2.4 million, or $0.15 per diluted share, for the third quarter of 2008 compared to net income of $1.3 million, or $0.08 per diluted share, for the same period in 2007. The Company’s improved results were largely due to a significant increase in net interest income, driven by an increase in net interest margin of 65 basis points and growth in average earning assets largely funded by net cash proceeds of $82.7 million from the Company’s December 2007 second-step stock offering. The quarterly operating performance was also favorably affected by an increase in fee income from deposit and wealth management accounts, partially offset by higher provision for loan losses and an increase in non-interest expenses.

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

	Three Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$361,428	$5,151	5.70%	$346,357	$4,910	5.67%
Commercial real estate	268,026	4,235	6.32%	238,013	3,963	6.66%
Home equity	120,793	1,704	5.64%	118,604	1,966	6.63%
Commercial and industrial	84,595	1,312	6.20%	78,659	1,460	7.42%
Consumer and other	30,211	433	5.73%	31,123	413	5.31%
Total loans	865,053	12,835	5.93%	812,756	12,712	6.26%
Investment securities	306,499	3,886	5.07%	168,498	2,017	4.79%
Other interest-earning assets	13,692	90	2.63%	17,082	247	5.78%
Total interest-earning assets	1,185,244	16,811	5.67%	998,336	14,976	6.00%
Noninterest-earning assets	40,006			33,889
Total assets	$1,225,250			$1,032,225

Interest-bearing liabilities:
Savings accounts	$92,919	300	1.29%	$62,005	139	0.90%
Money market accounts	166,772	773	1.85%	180,563	1,462	3.24%
NOW accounts	33,208	45	0.54%	34,070	46	0.54%
Certificates of deposit	363,886	3,099	3.41%	342,573	4,025	4.70%
Total interest-bearing deposits	656,785	4,217	2.57%	619,211	5,672	3.66%
FHLB advances	214,005	1,959	3.66%	156,150	1,914	4.90%
Other interest-bearing liabilities	12,461	99	3.18%	12,434	137	4.41%
Total interest-bearing liabilities	883,251	6,275	2.84%	787,795	7,723	3.92%
Demand deposits	109,013			101,119
Other noninterest-bearing liabilities	8,971			3,491
Total liabilities	1,001,235			892,405
Stockholders' equity	224,015			139,820
Total liabilities and stockholders' equity	$1,225,250			$1,032,225

Net interest income		$10,536			$7,253
Interest rate spread(1)			2.83%			2.08%
Net interest-earning assets(2)	$301,993			$210,541
Net interest margin(3)			3.56%			2.91%
Average interest-earning assets to
average interest-bearing liabilities			134.19%			126.73%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$215	$26	$241
Commercial real estate	481	(209)	272
Home equity	35	(297)	(262)
Commercial and industrial	104	(252)	(148)
Consumer and other	(12)	32	20
Total loans	823	(700)	123
Investment securities	1,743	126	1,869
Other interest-earning assets	(42)	(115)	(157)
Total interest-earning assets	2,524	(689)	1,835

Interest-bearing liabilities:
Savings accounts	85	76	161
Money market accounts	(105)	(584)	(689)
NOW accounts	(1)	-	(1)
Certificates of deposit	237	(1,163)	(926)
Total interest-bearing deposits	216	(1,671)	(1,455)
FHLB advances	602	(557)	45
Other interest-bearing liabilities	-	(38)	(38)
Total interest-bearing liabilities	818	(2,266)	(1,448)

Change in net interest income	$1,706	$1,577	$3,283

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $3.3 million, or 45.3%, to $10.5 million for the three months ended September 30, 2008 from the same period in 2007 as a result of net interest margin expansion and growth in average earning assets. Net interest margin increased 65 basis points to 3.56% for the three-month period ended September 30, 2008 compared to 2.91% for the same period in 2007 due to the use of net proceeds from the Company’s second-step offering completed in December 2007 to fund asset growth as well as a significant decrease in the cost of deposits as a result of the 3.25% reduction in the federal funds rate from 5.25% at September 1, 2007 to 2.00% at September 30, 2008.

Index

Interest Income.  Interest income increased $1.8 million, or 12.3%, to $16.8 million for the three months ended September 30, 2008 from $15.0 million for the prior year period, reflecting an increase in total average interest-earning asset balances, partially offset by a lower yield on average interest-earning assets. Total average interest-earning asset balances increased $186.9 million, or 18.7%, to $1.2 billion for the three months ended September 30, 2008 mainly due to loan growth and purchases of mortgage-backed securities. Total average loans increased $52.3 million, or 6.4%, to $865.1 million for the third quarter of 2008 as a result of solid origination activity, partially offset by scheduled amortization and prepayments of existing loans. Total average investment securities increased by $138.0 million, or 81.9%, to $306.5 million due to the purchases of bonds, partially offset by maturities, calls, sales and principal repayments of existing securities. The yield on average interest-earning assets decreased by 33 basis points to 5.67% for the third quarter of 2008 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was limited. The impact of the decrease in market rates was partially offset by the purchases of higher yielding mortgage backed securities.

Interest Expense.  Interest expense decreased $1.4 million, or 18.8%, to $6.3 million for the three months ended September 30, 2008 from $7.7 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 108 basis points to 2.84% for the three months ended September 30, 2008 reflecting the impact of lower market rates related to the interest rate decreases initiated by the Federal Reserve Board beginning in December 2007. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the decrease in market rates was significant. Average interest-bearing liabilities increased $95.5 million, or 12.1%, to $883.3 million for the three months ended September 30, 2008 from $787.8 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $37.6 million, or 6.1%, to $656.8 million for the third quarter of 2008 as compared to $619.2 million for the three months ended September 30, 2007, mainly attributable to an increase in savings account and certificate of deposit balances. Total average FHLB advances increased $57.9 million, or 37.1%, to $214.0 million to fund asset growth and to take advantage of the lower interest rates.

Provision for Loan Losses. The provision for loan losses increased $208,000 to $644,000 for the three months ended September 30, 2008 as compared to $436,000 for the same period in 2007 mainly resulting from an increase of $188,000 in the reserve for classified loans. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $8.4 million, or 0.97%, of loans outstanding at September 30, 2008.

Index

Non-interest Income.  Non-interest income increased $321,000, or 22.7%, to $1.7 million for the three months ended September 30, 2008 from $1.4 million for the comparable period in 2007 due in large part to growth of $114,000, or 10.3%, in deposit account fees and $113,000, or 56.5%, from wealth management income, as well as a $141,000 loss on the sale of securities in the third quarter of 2007.

Non-interest Expense.  Non-interest expense increased $1.7 million, or 27.3%, to $7.8 million for the three months ended September 30, 2008 from $6.1 million for the prior year period. Total salaries and benefits increased $977,000, or 27.6%, mainly due to staffing costs for new branches opened in 2008, new employees hired to support and facilitate the growth of the Company, a higher cash incentive accrual associated with improved financial performance and annual wage increases. Occupancy costs expanded $167,000, or 35.6%, mainly due to new branches opened in 2008. Data processing expenses increased $93,000, or 13.1%, as a result of growth in the total number of loan and deposit accounts serviced, new branches opened in 2008 and costs for the branch imaging process introduced in all branches beginning in 2008. Professional services increased $101,000, or 45.9%, principally due to higher legal and consulting costs. Other expenses rose $312,000, or 34.4%, mainly in connection with higher quarterly Federal Deposit Insurance Corporation insurance premiums as a result of the expiration of the credit used to reduce the premium each quarter. Since June 2007, the  Company’s insurance premiums have been substantially reduced by the special one-time credit, which was exhausted in June, 2008. Accordingly, the Company’s insurance premiums were substantially higher for the three months ended September 30, 2008.

Income Tax Expense. Income tax expense increased $648,000 to $1.5 million for three months ended September 30, 2008 from $807,000 for the comparable 2007 period as a result of an increase in taxable income. The effective tax rate of 38.1% in the third quarter of 2008 was essentially flat compared to the same period in 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net Income.  The Company’s net income for the nine months ended September 30, 2008 amounted to $6.3 million, or $0.39 per diluted share, compared to $3.1 million, or $0.18 per diluted share, for the same period in 2007. The Company’s higher net income and earnings per share were due in large part to net interest margin expansion, growth in average earning assets and an increase in non-interest income, partially offset by increases in the provision for loan losses and non-interest expenses.

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

	Nine Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$355,655	$14,999	5.62%	$341,355	$14,465	5.65%
Commercial real estate	258,309	12,266	6.33%	233,394	11,564	6.61%
Home equity loans	118,394	5,140	5.79%	117,498	5,777	6.56%
Commercial and industrial	83,406	4,002	6.40%	73,157	4,041	7.36%
Consumer and other	30,525	1,269	5.54%	30,332	1,170	5.14%
Total loans	846,289	37,676	5.94%	795,736	37,017	6.20%
Investment securities	269,097	10,064	4.99%	171,575	5,849	4.55%
Other interest-earning assets	16,017	450	3.75%	22,393	935	5.57%
Total interest-earning assets	1,131,403	48,190	5.68%	989,704	43,801	5.90%
Noninterest-earning assets	37,053			32,722
Total assets	$1,168,456			$1,022,426

Interest-bearing liabilities:
Savings accounts	$80,979	701	1.15%	$64,066	427	0.89%
Money market accounts	171,825	2,566	1.99%	178,590	4,262	3.18%
NOW accounts	32,824	130	0.53%	34,386	137	0.53%
Certificates of deposit	360,656	10,152	3.75%	334,129	11,504	4.59%
Total interest-bearing deposits	646,284	13,549	2.80%	611,171	16,330	3.56%
FHLB advances	167,031	4,863	3.88%	158,857	5,716	4.80%
Other interest-bearing liabilities	12,213	303	3.31%	12,020	411	4.56%
Total interest-bearing liabilities	825,528	18,715	3.02%	782,048	22,457	3.83%
Demand deposits	106,391			97,946
Other noninterest-bearing liabilities	9,990			3,422
Total liabilities	941,909			883,416
Stockholders' equity	226,547			139,010
Total liabilities and stockholders' equity	$1,168,456			$1,022,426

Net interest income		$29,475			$21,344
Interest rate spread(1)			2.66%			2.07%
Net interest-earning assets(2)	$305,875			$207,656
Net interest margin(3)			3.47%			2.88%
Average interest-bearing assets to
average interest-bearing liabilities			137.05%			126.55%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$603	$(69)	$534
Commercial real estate	1,197	(495)	702
Home equity loans	44	(681)	(637)
Commercial and industrial	528	(567)	(39)
Consumer and other	7	92	99
Total loans	2,379	(1,720)	659
Investment securities	3,601	614	4,215
Other interest-earning assets	(226)	(259)	(485)
Total interest-earning assets	5,754	(1,365)	4,389

Interest-bearing liabilities:
Savings accounts	129	145	274
Money market accounts	(155)	(1,541)	(1,696)
NOW accounts	(6)	(1)	(7)
Certificates of deposit	862	(2,214)	(1,352)
Total interest-bearing deposits	830	(3,611)	(2,781)
FHLB advances	282	(1,135)	(853)
Other interest-bearing liabilities	7	(115)	(108)
Total interest-bearing liabilities	1,119	(4,861)	(3,742)

Change in net interest income	$4,635	$3,496	$8,131

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $8.1 million, or 38.1%, to $29.5 million for the nine months ended September 30, 2008 from $21.3 million for the comparable 2007 period reflecting growth in average earning assets and net interest margin expansion. Net interest margin increased 59 basis points to 3.47% for the nine months ended September 30, 2008 due to the use of net proceeds from the Company’s second-step stock offering completed in December 2007 to fund asset growth as well as a significant decrease in the cost of deposits as a result of the 3.25% reduction in the federal funds rate from 5.25% at September 1, 2007 to 2.00% at September 30, 2008.

Interest Income.  Interest income increased $4.4 million, or 10.0%, to $48.2 million for the nine months ended September 30, 2008 from $43.8 million for the prior year period reflecting expansion in total average interest-earning asset balances, partially offset by a slight decrease in the yield on average interest-earning assets. Total average interest-earning asset balances increased $141.7 million, or 14.3%, to $1.1 billion for the nine months ended September 30, 2008 due in large part to purchases of investment securities and loan growth, funded largely by deposit growth and the proceeds of the December 2007 second-step stock offering. Total average loans increased $50.6 million, or 6.4%, to $846.3 million for the nine months ended September

Index

30, 2008 as a result of solid origination activity, partially offset by prepayments and normal amortization. Total average investment securities increased by $97.5 million, or 56.8%, to $269.1 million for the nine months ended September 30, 2008 primarily due to the implementation of a strategy to deploy excess capital and liquidity resulting from the Company’s 2007 second-step stock offering. The yield on average interest-earning assets decreased 22 basis points to 5.68% for the nine months ended September 30, 2008 in connection with the lower interest rate environment. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was limited. The impact of the decrease in market rates was partially offset by the purchases of higher yielding mortgage backed securities.

Interest Expense.  Interest expense decreased $3.8 million, or 16.7%, to $18.7 million for the nine months ended September 30, 2008 from $22.5 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 81 basis points to 3.02% for the nine months ended September 30, 2008 reflecting interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the reduction in market rates was significant. Average interest-bearing liabilities increased $43.5 million, or 5.6%, to $825.5 million for the nine months ended September 30, 2008 reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $35.1 million, or 5.8%, to $646.3 million for the nine months ended September 30, 2008 mainly attributable to an increase in savings accounts and certificate of deposit balances. Total average FHLB advances increased $8.2 million, or 5.2%, to $167.0 million reflecting the use of proceeds from the second-step offering to fund asset growth.

Provision for Loan Losses. The provision for loan losses was $1.5 million for the nine months ended September 30, 2008 as compared to $1.0 million for the same period in 2007 reflecting an increase in reserves for classified loans and a higher level of net charge-offs. The allowance for loan losses was $8.4 million, or 0.97%, of loans outstanding at September 30, 2008.

Non-interest Income.  Non-interest income increased $581,000, or 13.7%, to $4.8 million for the nine months ended September 30, 2008 reflecting growth of $212,000, or 6.5%, in fee income on deposit and loan accounts, an increase of $108,000, or 22.0%, from wealth management income, a $49,000 gain in the first quarter of 2008 from VISA Inc.’s redemption of its Class B stock as part of its initial public offering and a $170,000 loss on the sale of securities in the third quarter of 2007.

Non-interest Expense.  Non-interest expense increased $3.1 million, or 16.4%, to $22.5 million for the nine months ended September 30, 2008 from $19.4 million for the prior year period. Total salaries and benefits increased $1.6 million, or 14.8%, mainly due to staffing costs for new branches opened in 2008, new employees hired to support and facilitate the growth of the Company, a higher cash incentive accrual associated with improved financial performance and annual wage increases. Occupancy costs grew $282,000, or 19.6%, principally attributable to new branches opened in 2008. Data processing costs expanded $332,000, or 16.6%, reflecting a larger loan and deposit base, new branches opened in 2008 and costs for the new branch imaging process. Professional services increased $264,000, or 30.3%, as a result of higher legal and consulting expenses and costs incurred in connection with the Company’s annual stockholders meeting at which the 2008 incentive plan was approved. Other expenses expanded $604,000, or 21.1%, primarily due to an increase of $320,000 in Federal Deposit Insurance Corporation insurance premiums as well as a $113,000 interest accrual related to an income tax payment deficiency.

Income Tax Expense. Income tax expense increased $1.9 million to $4.0 million for nine months ended September 30, 2008 from $2.1 million for the comparable 2007 period due to higher income before income taxes, partially offset by a reduction in the effective tax rate from 40.3% in 2007 to 38.4% in 2008. The reduction in the effective tax rate is attributable to the increased portion of income earned in the securities corporation at the lower state tax rate and a decrease in the relative impact (due to the projected increase in pre-tax income in 2008) of stock-based compensation.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -100 basis points) at September 30, 2008 and December 31, 2007.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(September 30, 2008)	(December 31, 2007)

-100	0.2%	1.7%
Stable	0.0%	0.0%
+200	(3.4)%	(4.2)%

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

Index

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

	September 30, 2008
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$105,833	$(77,274)	(42)%	9.52%	(537)
+200	131,399	(51,708)	(28)	11.44	(346)
+100	157,928	(25,179)	(14)	13.28	(161)
0	183,107			14.89
-100	199,966	16,859	9	15.81	92

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

The tables above indicate that at September 30, 2008 and December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 9% and 8%, respectively, increase in net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 42% and 37%, respectively, decrease in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At September 30, 2008 our liquidity ratio was 36.24%, compared to 26.13% at December 31, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Index

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $13.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $312.4 million at September 30, 2008. In addition, at September 30, 2008, we had the ability to borrow a total of approximately $514.4 million from the Federal Home Loan Bank of Boston. On that date, we had $226.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2008, we had $15.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $150.7 million in unused lines of credit to borrowers and $19.1 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2008 totaled $282.5 million, or 37.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2008, we originated $235.5 million of loans and purchased $203.4 million of securities. In the comparable 2007 period, we originated $235.1 million of loans and purchased $65.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $42.2 million and $37.4 million for the nine months ended September 30, 2008 and 2007, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank advances increased by $118.1 million during the nine months ended September 30, 2008 to fund purchases of mortgage-backed securities. For the same period in 2007, Federal Home Loan Bank advances increased $14.0 million. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $275.9 at September 30, 2008 and $293.2 at December 31, 2007. At September 30, 2008 and December 31, 2007, the Bank had no borrowing against the line of credit.

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

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (in thousands)
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$282,535	$69,258	$10,553	$-	$362,346
Federal Home Loan Bank advances	69,869	70,975	50,763	34,523	226,130
Repurchase agreements	11,365	-	-	-	11,365
Standby letters of credit	932	-	-	-	932
Operating leases	547	979	703	2,877	5,106
Capitalized leases	252	504	503	4,074	5,333
Future benefits to be paid under
retirement plans	196	-	3,257	610	4,063
Total	$365,696	$141,716	$65,779	$42,084	$615,275
Commitments to extend credit	$186,596	$-	$-	$-	$186,596

Index

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

			To Be Well Capitalized
		For Capital	Under Regulatory
	Actual	Adequacy Purposes	Framework
As of September 30, 2008:

Total risk-based capital	19.17%	8.00%	10.00%

Tier 1 risk-based capital	18.17%	4.00%	6.00%

Tier 1 (core) capital	12.36%	4.00%	5.00%

Tangible equity	12.36%	1.50%	1.50%

As of December 31, 2007:
Total risk-based capital	20.25%	8.00%	10.00%

Tier 1 risk-based capital	19.25%	4.00%	6.00%

Tier 1 (core) capital	14.00%	4.00%	5.00%

Tangible equity	14.00%	1.50%	1.50%

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

At September 30, 2008, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.
ITEM 1A.  Risk Factors

As of September 30, 2008, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

 ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No unregistered securities were sold by the Company during the quarter ended September 30, 2008.

 (b) Not applicable

 (c) On June 20, 2008, the Company announced that its Board of Directors had approved a stock repurchase plan to fund awards of restricted stock contemplated under the Company's 2008 Equity Incentive Plan, which was approved by stockholders at the Company's 2008 Annual Meeting held on June 10, 2008. Under the plan, the Company announced its intention to repurchase up to 359,581 shares from time to time depending on market conditions, at prevailing market prices in open market or privately negotiated transactions. On July 24, the Company completed the repurchase plan in accordance with a Rule 10b5-1 trading plan.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2008.

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as Part	Shares (or Units) that
	of Shares		Paid Per	of Publicly	May Yet Be
	(or Units)		Share	Announced Plans	Purchased Under the
Period:	Purchased		(or Unit)	or Programs	Plans or Programs

July 1 - 31, 2008	311,647		$11.88	311,647	-

August 1 - 31, 2008	10,086	(1)	12.37	-	-

September 1 - 30, 2008	-		-	-	-
Total	321,733		$11.90	311,647

(1) The Company purchased these shares in connection with restricted stock forfeited for tax purposes.

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

United Financial Bancorp, Inc.

Date: November 7, 2008	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer