Form 10-K
period 2008-12-31
United Financial Bancorp, Inc.
filed 2009-03-13
CIK 1405049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of March 6, 2009, 16,720,470 shares of the Registrant’s Common Stock were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the NASDAQ Global Select Market, was approximately $175.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the Annual Meeting of Stockholders dated March 13, 2009 (Part III).

PART II

10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	71
11	EXECUTIVE COMPENSATION	71
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	71
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	71
14	PRINCIPAL ACCOUNTING FEES AND SERVICES	71

PART IV

15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	71

SIGNATURES

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

United Financial Bancorp, Inc.

United Financial Bancorp, Inc., a Maryland corporation (the “Company”) incorporated in 2007 as the holding company for United Bank, sold 9,564,570 shares of its common stock in connection with the “second-step” conversion from mutual to stock form of United Financial Bancorp, MHC, a Federal mutual corporation. The shares were sold for $10.00 per share. In connection with the offering, each public stockholder of United Financial Bancorp, Inc., a Federal corporation, (“United Financial - Federal”) received 1.04079 shares of the common stock of the Company in exchange for his or her shares of United Financial – Federal. United Financial Bancorp, Inc. contributed $45.1 million of the net proceeds of the offering to United Bank.

United Financial Bancorp, Inc. is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions.  We also may borrow funds for reinvestment in United Bank.

United Financial Bancorp, Inc.’s cash flow depends on earnings from the investment of the net proceeds of the second-step conversion offering and any dividends received from United Bank. United Financial Bancorp, Inc. neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers only certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the United Financial Bancorp, Inc. United Financial Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

United Financial Bancorp, Inc.’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and its telephone number is 413-787-1700.

United Bank

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

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts and our fourteen branch offices located in Agawam, East Longmeadow, Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield and Westfield, Massachusetts as well as our Express Drive-Up branch in Northampton, Massachusetts. We invest those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. We originate loans almost exclusively for investment. Occasionally, we will also enter into loan participations with other financial institutions. Our revenues are derived principally from interest on loans and securities.  We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

United Bank’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and our telephone number is 413-787-1700. Our website address is www.bankatunited.com.  Information on our website should not be considered a part of this Annual Report.

Market Area

We are headquartered in West Springfield, Massachusetts.  Our primary market area for generating deposits is concentrated in the communities surrounding our main office. We also maintain two financial services facilities that offer insurance and investment products and financial planning services; these facilities are located in West Springfield and Northampton. Our primary lending area is significantly broader than our deposit market area and includes all of Hampden and Hampshire Counties in Western Massachusetts and Northern Connecticut. At December 31, 2008, 93.1% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts.  Interstate 91 is the major north-south highway that runs directly through the heart of New England.  West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.  According to a recent census report, West Springfield’s estimated 2007 population was approximately 28,151 and the estimated 2007 population for Hampden and Hampshire Counties was 457,908 and 153,147, respectively. During the past seven years, the populations of Hampden and Hampshire Counties increased by 1.2% and 0.9%, respectively, while the population of the Commonwealth of Massachusetts increased by 1.1%. During the same period, the number of households in Hampden and Hampshire Counties changed by -0.1% and 1.7%, respectively.

Local Economy

The economy of our primary market area has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, Mass Mutual Financial Group, Big Y Supermarkets, Hasbro Games, Peter Pan Bus Lines, Friendly Ice Cream Corporation, Westover Air Force Base, Smith & Wesson, Yankee Candle, Verizon and Top-Flite Golf Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, five other hospitals and a variety of wholesale and retail trade businesses.  Our market area also enjoys a strong tourism business with attractions such as Six Flags amusement park, the Eastern States Exposition, called “New England’s Great State Fair,” the Basketball Hall of Fame and several other notable cultural and recreational areas. According to recent census data, per capita and median household income for Hampden County was $23,762 and $45,834, respectively, in 2007, lower than the state of Massachusetts ($32,822 and $62,365) and the United States ($26,688 and $50,740).

Our local economy has been experiencing a slowdown during the past two years.  The unemployment rate in Hampden County increased from 6.0% in December 2006 to 7.8% in December 2008, which is higher than the unemployment rates for Massachusetts as a whole (6.9%) and the United States (7.2%)  Median home prices declined approximately 9% in Hampden County during 2008, less than the national average of almost 12%.  Since 2006, real estate values have fallen approximately 15%, less than the 26% reported for the United States.  Real estate transaction activity has also been negatively impacted, with the volume of total sales decreasing approximately 17% during 2008.  Foreclosures rose in Hampden County during the period, from 0.7% of total homes in 2007 to 1.75% in 2008.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2008, the latest date for which information is available, our market share of deposits represented 9.02% and 1.28% of deposits in Hampden and Hampshire Counties, Massachusetts, respectively.

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

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of home equity, commercial real estate and commercial and industrial loans. We generally originate loans for investment purposes. No loans were held for sale at December 31, 2008 or 2007. One- to four-family residential real estate mortgage loans totaled $356.4 million, or 41.0% of our total loan portfolio at December 31, 2008, and home equity loans and lines of credit totaled $120.7 million, or 13.9% of our loan portfolio. In addition to real estate mortgage loans and home equity loans, we also offer commercial real estate loans, construction loans, commercial and industrial loans, automobile loans and other consumer loans. At December 31, 2008, commercial real estate loans totaled $248.5 million, or 28.6% of our loan portfolio, construction mortgage loans totaled $32.1 million, or 3.7% of our loan portfolio, commercial and industrial loans totaled $84.9 million, or 9.8% of our loan portfolio, and automobile loans totaled $17.3 million, or 2.0% of our loan portfolio.  We also originate other consumer loans, including secured and unsecured personal loans, manufactured home, motorcycle and motor home loans, boat loans and pool and spa loans. At December 31, 2008, such loans totaled $10.3 million, or 1.1% of our loan portfolio, of which $8.6 million were manufactured home loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One- to four-family	$356,428	40.95%	$339,470	41.16%	$319,108	41.87%	$285,236	44.86%	$256,134	44.62%
Commercial	248,457	28.55%	214,776	26.04%	175,564	23.04%	150,099	23.61%	137,787	24.00%
Construction (1)	32,082	3.69%	42,059	5.10%	54,759	7.19%	28,872	4.54%	29,836	5.20%
Home equity	120,724	13.87%	116,241	14.10%	112,739	14.79%	86,045	13.53%	74,700	13.01%
Commercial and industrial	84,919	9.76%	81,562	9.89%	69,762	9.15%	59,591	9.37%	56,291	9.81%
Automobile	17,332	1.99%	22,461	2.72%	24,456	3.21%	22,054	3.47%	17,460	3.04%
Consumer	10,334	1.19%	8,126	0.99%	5,725	0.75%	3,895	0.61%	1,862	0.32%
Total loans	$870,276	100.00%	$824,695	100.00%	$762,113	100.00%	$635,792	100.00%	$574,070	100.00%

Other items:
Net deferred loan costs and fees	2,395		2,136		1,285		1,148		923
Allowance for loan losses	(8,250)		(7,714)		(7,218)		(6,382)		(5,750)
Total loans, net	$864,421		$819,117		$756,180		$630,558		$569,243

(1) Includes $30,161, $33,603, $41,256, $17,506 and $17,029 of commercial construction loans at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

			Commercial						Commercial
	Residential		Real Estate		Construction		Home Equity		and Industrial		Automobile		Other Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due during the years ending
after December 31, 2008:
One year or less	$11,948	5.49%	$10,380	5.99%	$26,940	4.46%	$10,468	5.77%	$41,477	4.46%	$6,623	5.19%	$1,158	8.82%	$108,994	4.94%
More than one to three years	26,198	5.49%	21,840	6.03%	1,200	3.33%	17,334	5.91%	18,830	6.35%	8,747	5.40%	1,263	6.48%	95,412	5.84%
More than three to five years	27,921	5.48%	23,148	6.06%	1,814	7.00%	13,301	6.10%	9,947	6.47%	1,962	5.53%	894	7.38%	78,987	5.94%
More than five to ten years	69,493	5.49%	59,605	6.14%	-	0.00%	21,758	6.47%	5,742	6.80%	-	0.00%	2,292	8.05%	158,890	5.95%
More than ten to fifteen years	55,676	5.65%	60,831	6.24%	-	0.00%	16,616	5.75%	681	7.27%	-	0.00%	2,863	8.00%	136,667	5.98%
More than fifteen years	165,192	5.73%	72,653	6.27%	2,128	5.94%	41,247	4.29%	8,242	5.97%	-	0.00%	1,864	7.86%	291,326	5.68%
Total	$356,428	5.63%	$248,457	6.18%	$32,082	4.66%	$120,724	5.44%	$84,919	5.44%	$17,332	5.33%	$10,334	7.84%	$870,276	5.73%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate	$307,455	$37,025	$344,480
Commercial real estate	108,593	129,484	238,077
Construction	3,819	1,323	5,142
Home equity	64,277	45,979	110,256
Commercial and industrial	32,079	11,363	43,442
Automobile	10,709	-	10,709
Consumer	9,176	-	9,176
Total loans	$536,108	$225,174	$761,282

One- to Four-Family Residential Mortgage Loans.  Our primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At December 31, 2008, $356.4 million, or 41.0% of our loan portfolio, consisted of one- to four-family residential mortgage loans.   We retain in our portfolio substantially all loans that we originate.  One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction.

Fixed-rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2008, we originated $36.8 million of fixed rate one- to four-family residential loans and $10.1 million of adjustable-rate one- to four-family residential loans. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At December 31, 2008, $37.8 million, or 10.6%, of our one- to four-family residential mortgage loans had adjustable rates of interest.

In an effort to provide financing for low- and moderate-income home buyers, we offer a variety of programs to qualified borrowers. These programs include Veterans Administration (VA), Federal Housing Administration (FHA), Massachusetts Housing Financing Agency (MHFA) and several other programs that we have developed in-house. These loans are offered with fixed rates of interest, terms of up to 30 years and are secured by one-to four-family residential properties. All of these loans are originated using agency underwriting guidelines. These loans may be originated in amounts with loan-to-value ratios up to 100%.  Private mortgage insurance is required for loans with loan-to-value ratios over 80%.  We also offer our own first-time homebuyer loans to qualified individuals. These loans are offered with terms of up to 30 years and fixed or adjustable rates of interest, which may be discounted, and the applicant may not be required to pay certain loan origination fees.

We also offer our employees who satisfy certain criteria and our general underwriting standards fixed- or adjustable rate loan products with reduced interest rates, and reduced application and loan origination fees. Employee and insider loans adhere to all other terms and conditions contained in the loan policy.

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

Commercial Real Estate Loans.  We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities primarily located in our primary market area.  At December 31, 2008, commercial real estate mortgage loans totaled $248.5 million, or 28.6% of our total loans. Our real estate underwriting policies provide that such loans may be made in amounts up to 85% of the appraised value of the property, though such loans are generally limited to 80% of the appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2008, was $24.4 million.  Our commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property.  In addition, with respect to real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide us with an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2008 was a $6.7 million loan secured by property located in Northern Connecticut. This loan is part of our largest commercial relationship of which $15.5 million was outstanding as of December 31, 2008, and comprised four loans to one real estate developer. All of the loans were performing in accordance with their terms at December 31, 2008.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by commercial real estate often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Construction Loans.  We originate construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At December 31, 2008, residential construction loans totaled $1.9 million, or 0.2% of total loans, compared to $8.5 million, or 1.0% at December 31, 2007. At December 31, 2008, the unadvanced portion of these construction loans totaled $711,000.

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

We also make construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings, and condominium developments.  These loans generally have an interest-only phase during construction and then convert to permanent financing.  We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Management has become more cautious in evaluating and approving funding for construction loans. At December 31, 2008, commercial construction loans totaled $30.2 million, or 3.5% of total loans, compared to $33.6 million, or 4.1% of total loans, at December 31, 2007. At December 31, 2008, the largest outstanding commercial construction loan balance was for $4.9 million. It was secured by a residential condominium development located in Hampden County, Massachusetts. This loan was performing according to its terms at December 31, 2008. At December 31, 2008, the unadvanced portion of all commercial construction loans totaled $13.8 million.

We also originate land loans to local individuals, contractors and developers for the purpose of making improvements thereon, or for the purpose of developing the land for sale. Loans to individuals are secured by a lien on the property, have loan-to-value ratios that generally are limited to 70% of the value of the land (based on the lower of the acquisition price or the appraised value of the land) and are written with a fixed interest rate. These loans are offered with a term of up to three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three-year period.  Land loans to developers are limited to a 65% loan-to-value ratio. The interest rate can be fixed or floating and the term can be for up to three years.  Our land loans are generally secured by property in our primary market area.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At December 31, 2008, land loans totaled $7.9 million, or 1.4% of total loans.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property.  Additionally, if the estimate of value proves to be inaccurate, the value of the project, when completed, may be insufficient to assure full repayment of the loan.

Home Equity Loans and Home Equity Lines of Credit.  We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area.  At December 31, 2008, home equity loans and equity lines of credit totaled $120.7 million, or 13.9% of total loans.  Additionally, at December 31, 2008, the unadvanced amounts of home equity lines of credit totaled $102.5 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal.  We originated $58.9 million under home equity lines of credit and other home equity loans during the year ended December 31, 2008, as compared to total originations of $58.6 million during the year ended December 31, 2007.

Commercial and Industrial Loans.  Commercial and industrial loans have been a substantial part of our lending operations for a number of years.  At December 31, 2008, we had $84.9 million of commercial and industrial loans, which amounted to 9.8% of total loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit.  The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2008, was $24.4 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years.  The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

When making commercial and industrial loans, we consider the financial strength and debt service capabilities of the borrower, our lending history with the borrower, the projected cash flows of the business and the value and type of the collateral.  Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory, equipment, savings instruments and readily marketable securities.  In addition, we usually require the business principals to execute personal guarantees.

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.  Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards.  At December 31, 2008, our largest commercial and industrial loan was a $1.6 million loan to a contracting company and was secured by business assets and real estate located in our primary market area. This loan was performing according to its terms at December 31, 2008. Our largest commercial and industrial relationship was $4.2 million to a site excavation contractor located in our primary market area and a borrowing and deposit customer of United Bank for the past six years. All loans to this customer were performing in accordance with loan terms at December 31, 2008.

Automobile and Other Consumer Loans. We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy.  At December 31, 2008, we had $17.3 million in automobile loans, which amounted to 2.0% of total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans.  Other consumer loans totaled $10.3 million, or 1.2% of our total loan portfolio at December 31, 2008. At December 31, 2008, $328,000 of such consumer loans were unsecured.

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

Loan Originations, Purchases, Sales, Participations and Servicing of Loans.  Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations.  All loans that we originate are underwritten pursuant to our policies and procedures.  We originate both fixed-rate and adjustable-rate loans.  Our ability to originate fixed or adjustable rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

Generally, we retain in our portfolio virtually all loans that we originate, although we have sold longer-term, fixed rate one- to four-family residential mortgage loans in the secondary market though not in recent years. No loans were held for sale at December 31, 2008 or 2007.  Historically, we have retained the servicing rights on the mortgage loans sold to Fannie Mae and the Massachusetts Housing Financing Authority.

From time to time, we will also purchase loans. During the fourth quarter of 2008, we purchased $15.3 million in commercial real estate loans from a major financial organization. These loans consisted of five loans secured by real estate located within 50 miles of our main office. Each of the loans was underwritten to our criteria and procedures and have maturities ranging from four years to 23 years.

From time to time, we will also participate in loans, sometimes as the “lead lender.”  Whether we are the lead lender or not, we underwrite our participation portion of the loans according to our own underwriting criteria and procedures. At December 31, 2008, we had $14.6 million in loan participation interests in which we were the lead bank and $17.8 million in loan participations in which we were not the lead bank.

At December 31, 2008, we were servicing loans sold in the amount of $30.2 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

The following table shows our loan originations, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Total loans at beginning of period	$824,695	$762,113	$635,792
Loan originations:
Residential mortgages	46,946	46,191	59,576
Commercial mortgages	57,095	45,449	51,141
Construction (1)	28,798	50,089	59,719
Home equity	58,928	58,634	83,041
Commercial and industrial	97,274	87,869	85,105
Automobile	5,367	9,364	13,702
Other consumer	5,368	6,106	4,712
Total loans originated	299,778	303,702	356,996
Loans purchased	15,024	-	-

Sales and loan principal repayment
deductions:
Principal repayments	264,610	239,063	232,266
Loan sales	-	2,046	190
Decrease (increase) due to other items	4,399	11	(1,781)
Total deductions	269,009	241,120	230,675
Net loan activity	45,793	62,582	126,321
Total loans at end of period	$870,488	$824,695	$762,113
__________________________________
(1) Includes $25,799, $41,708 and $46,904 of commercial construction loans for the years ended December 31, 2008,
2007 and 2006, respectively.

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

We generally require appraisals of all real property securing loans, except for home equity loans and equity lines of credit, in which case we may use the assessed tax value of the property securing such loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Loan Committee annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

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

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates).

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$1,244	$328	$-	$1,016	$1,383
Commercial mortgages	2,544	553	1,144	141	1,376
Construction	444	577	-	113	-
Home equity	-	52	20	-	-
Commercial and industrial	425	275	123	447	1,025
Automobile	-	-	-	-	-
Other consumer	140	-	1	-	-
Total non-accrual loans	4,797	1,785	1,288	1,717	3,784

Accruing loans 90 days or more past due	-	-	-	-	-

Total non-performing loans	4,797	1,785	1,288	1,717	3,784

Other real estate owned	998	880	562	1,602	-
Total non-performing assets	$5,795	$2,665	$1,850	$3,319	$3,784

Ratios:
Total non-performing loans to total loans	0.55%	0.22%	0.17%	0.27%	0.66%
Total non-performing assets to total assets	0.46%	0.25%	0.18%	0.37%	0.49%
Allowance for loan losses to non-performing loans	171.98%	432.16%	560.40%	371.69%	151.96%

As noted in the above table, non-accrual loans amounted to approximately $4.8 million and $1.8 million at December 31, 2008 and 2007, respectively. Additional interest income of approximately $132,000, $69,000, $71,000, $158,000 and $110,000, respectively, would have been recorded during the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, if the loans had performed in accordance with their original terms.

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

At December 31, 2008 and 2007, the recorded investment in impaired loans was $4.8 million and $1.8 million, respectively. An allowance for loan losses was established on $4.8 million and $1.8 million of the impaired loans at December 31, 2008 and 2007, respectively, which allowances totaled $343,000 and $223,000 at the respective year-ends. The average balance of impaired loans was $4.0 million, $2.2 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Interest income recognized on impaired loans during 2008, 2007 and 2006 was not significant.

Delinquent Loans.  The following table sets forth our loan delinquencies greater than 60 days by type and amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2008
Residential mortgages	7	$939	7	$1,244	14	$2,183
Commercial mortgage	3	772	8	2,544	11	3,316
Construction	1	140	3	444	4	584
Home equity	2	126	-	-	2	126
Commercial and industrial	5	242	15	425	20	667
Automobile	1	8	-	-	1	8
Other consumer	1	2	2	140	3	142
Total	20	$2,229	35	$4,797	55	$7,026

At December 31, 2007
Residential mortgages	1	$558	4	$328	5	$886
Commercial mortgages	3	671	5	553	8	1,224
Construction	-	-	5	577	5	577
Home equity	2	200	2	52	4	252
Commercial and industrial	7	454	8	275	15	729
Automobile	-	-	-	-	-	-
Other consumer	2	50	-	-	2	50
Total	15	$1,933	24	$1,785	39	$3,718

At December 31, 2006
Residential mortgages	3	$203	-	$-	3	$203
Commercial mortgages	1	149	7	1,144	8	1,293
Construction	-	-	-	-	-	-
Home equity	-	-	1	20	1	20
Commercial and industrial	2	47	4	123	6	170
Automobile	2	1	-	-	2	1
Other consumer	-	-	1	1	1	1
Total	8	$400	13	$1,288	21	$1,688

At December 31, 2005
Residential mortgages	8	$755	5	$998	13	$1,753
Commercial mortgages	4	546	2	141	6	687
Construction	-	-	1	113	1	113
Home equity	1	100	1	18	2	118
Commercial and industrial	1	2	6	447	7	449
Automobile	1	1	-	-	1	1
Other consumer	-	-	-	-	-	-
Total	15	$1,404	15	$1,717	30	$3,121

At December 31, 2004
Residential mortgages	1	$48	7	$1,383	8	$1,431
Commercial mortgages	1	114	7	1,376	8	1,490
Construction	-	-	-	-	-	-
Home equity	1	5	-	-	1	5
Commercial and industrial	9	330	10	1,025	19	1,355
Automobile	3	13	-	-	3	13
Other consumer	-	-	-	-	-	-
Total	15	$510	24	$3,784	39	$4,294

Other Real Estate Owned.  Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2008, we had $998,000 of real estate owned.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated for both loans and foreclosed assets. The amount of residential real estate loans classified as “substandard” in the table at December 31, 2008 includes two owner-occupied mortgage loans classified due to the commercial lending relationships. These loans are current in their payments. All other loans include $8.4 million in condominium construction loans, all of which are current in payments.

	At December 31,		At December 31,
	2008		2007
	(In thousands)
Residential Real Estate (1):
Special mention	$379		$-
Substandard	1,552	(2)	1,278

All Other Loans (3):
Special mention	17,984		13,800
Substandard	22,975		19,377
Doubtful	894		244
Loss	-		-

Foreclosed Assets:
Other real estate owned	998		880

Total classified assets	$44,782		$35,579
_________________________________________
(1) Includes one- to-four family loans and home equity loans and lines of credit.
(2) Includes eight residential relationships, four of which are in foreclosure or liquidation proceedings.
(3) Includes $10.3 million of construction loans for one- to-four family or condominium contruction.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of debt.  Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Critical Accounting Policies—Allowance for Loan Losses.”  The allowance for loan losses as of December 31, 2008 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$7,714	$7,218	$6,382	$5,750	$5,094

Charge-offs:
Residential mortgages	-	-	-	-	-
Commercial mortgages	6	39	-	60	-
Construction	444	326	-	-	-
Home equity	42	-	10	-	-
Commercial and industrial	827	593	164	377	501
Automobile	8	21	1	15	46
Other consumer	9	4	11	3	11
Total charge-offs	1,336	983	186	455	558

Recoveries:
Residential mortgages	-	-	-	-	-
Commercial mortgages	-	-	1	-	175
Construction	-	-	-	-	-
Home equity	5	4	-	-	1
Commercial and industrial	17	47	47	157	32
Automobile	3	1	2	6	21
Other consumer	1	2	3	7	2
Total recoveries	26	54	53	170	231
Net charge-offs	(1,310)	(929)	(133)	(285)	(327)
Provision for loan losses	1,846	1,425	969	917	983
Balance at end of period	$8,250	$7,714	$7,218	$6,382	$5,750

Ratios:
Net charge-offs to average loans
outstanding	0.15%	0.12%	0.02%	0.05%	0.06%
Allowance for loan losses to non-
performing loans at end of period	171.98%	432.16%	560.40%	371.69%	151.96%
Allowance for loan losses to total
loans at end of period	0.95%	0.94%	0.95%	1.00%	1.00%

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

	At December 31,
	2008			2007			2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$891	10.80%	40.95%	$849	11.00%	41.16%	$957	13.26%	41.87%
Commercial mortgages	3,506	42.50%	28.55%	3,164	41.02%	26.04%	2,588	35.86%	23.04%
Construction	1,089	13.20%	3.69%	1,229	15.93%	5.10%	1,255	17.39%	7.19%
Home equity	604	7.32%	13.87%	523	6.78%	14.10%	512	7.09%	14.79%
Commercial and industrial	1,911	23.16%	9.76%	1,667	21.61%	9.89%	1,633	22.62%	9.15%
Automobile	156	1.89%	1.99%	202	2.62%	2.72%	220	3.05%	3.21%
Other consumer	93	1.13%	1.19%	80	1.04%	0.99%	53	0.73%	0.75%
Total allowance	$8,250	100.00%	100.00%	$7,714	100.00%	100.00%	$7,218	100.00%	100.00%

	At December 31,
	2005			2004
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$297	4.65%	44.86%	$302	5.25%	44.62%
Commercial mortgages	2,944	46.13%	23.61%	3,217	55.95%	24.00%
Construction	316	4.95%	4.54%	259	4.50%	5.20%
Home equity	257	4.03%	13.53%	224	3.90%	13.01%
Commercial and industrial	2,487	38.97%	9.37%	1,682	29.25%	9.81%
Automobile	78	1.22%	3.47%	60	1.04%	3.04%
Other consumer	3	0.05%	0.61%	6	0.11%	0.32%
Total allowance	$6,382	100.00%	100.00%	$5,750	100.00%	100.00%

Investments

The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with United Bank’s Chief Financial Officer. He is both responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  He and United Bank’s Treasurer or his/her designee, under his/her direction is authorized to execute investment transactions (purchases and sales) up to $10 million per transaction without prior approval and within the scope of the established investment policy.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment that, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

Our investment portfolio at December 31, 2008, consisted of $465,000 in federal agency obligations, $1.5 million of corporate debt instruments, $12.5 million of municipal bonds and $1.1 million of industrial revenue bonds.  We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises. At December 31, 2008, our mortgage-backed securities portfolio totaled $301.1 million. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase. We generally classify our investment securities as available-for-sale.

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

At December 31, 2008, our mortgage-backed securities totaled $301.1 million, or 23.8% of total assets and 25.2% of interest earning assets. All of our mortgage-backed securities at December 31, 2008 were classified as available-for-sale. At December 31, 2008, 20.9% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 79.1% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 5.21% at December 31, 2008.  The estimated fair value of our mortgage-backed securities at December 31, 2008 was $301.1 million, which was $6.3 million more than the amortized cost of $294.8 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Government-Sponsored Enterprises.  At December 31, 2008, our U.S. Government-Sponsored Enterprises securities portfolio totaled $465,000, all of which was classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Bonds.  At December 31, 2008, our corporate bond portfolio totaled $1.5 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that at the time of purchase corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 5% of consolidated assets in corporate debt obligations and up to $1,000,000 in any one issuer.

Municipal Obligations and Industrial Revenue Bonds.  Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated at the time of purchase within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2008, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities. At December 31, 2008, our municipal obligations that are classified as available-for-sale totaled $10.4 million and our industrial revenue and municipal obligations that are classified as held-to-maturity totaled $3.2 million.

Investment Securities Portfolio.  The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investment securities available-for-sale:
Government-sponsored enterprises	$467	$465	$45,447	$45,474	$78,248	$77,369
Mortgage-backed securities	294,824	301,111	146,764	147,581	111,481	109,274
Corporate debt obligations	1,538	1,538	2,820	2,778	3,415	3,309
Municipal bonds	10,504	10,392	5,295	5,284	-	-
Equity securities	-	-	140	140	293	285
Total available-for-sale	$307,333	$313,506	$200,466	$201,257	$193,437	$190,237
Investment securities held-to-maturity:
IRB	$1,122	$1,122	$1,197	$1,197	$1,271	$1,271
Municipal bonds	2,069	2,116	2,435	2,434	1,970	1,956
Total held-to-maturity	$3,191	$3,238	$3,632	$3,631	$3,241	$3,227

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Fair Value
	(Dollars in thousands)

Investment securities available-for-sale:
Government-sponsored enterprises	$-	0.00%	$467	4.64%	$-	0.00%	$-	0.00%	$467	4.64%	$465
Mortgage-backed securities	-	0.00%	12,190	3.55%	16,146	4.74%	266,488	5.31%	294,824	5.21%	301,111
Corporate debt obligations	-	0.00%	-	0.00%	-	0.00%	1,538	7.76%	1,538	7.76%	1,538
Municipal bonds	-	0.00%	-	0.00%	1,327	3.72%	9,177	4.20%	10,504	4.14%	10,392
Total available-for-sale	$-	0.00%	$12,657	3.59%	$17,473	4.66%	$277,203	5.29%	$307,333	5.18%	$313,506

Investment securities held-to-maturity:
IRB	$372	5.00%	$-	0.00%	$-	0.00%	$750	4.00%	$1,122	4.33%	$1,122
Municipal bonds	-	0.00%	918	3.23%	764	3.81%	387	3.90%	2,069	3.57%	2,116
Total held-to-maturity	$372	5.00%	$918	3.23%	$764	3.81%	$1,137	3.97%	$3,191	3.84%	$3,238

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. Other sources of funds are scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on other earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition.  The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.  At December 31, 2008, $375.9 million, or 48.0% of our deposit accounts, were certificates of deposit, of which $281.1 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand	$114,178	14.59%	-%	$102,010	14.20%	-%	$97,190	14.17%	-%
NOW	32,390	4.14%	0.50%	35,207	4.90%	0.51%	37,523	5.47%	0.57%
Regular savings	99,492	12.71%	1.04%	65,711	9.14%	1.15%	65,475	9.55%	0.83%
Money market	160,736	20.54%	1.69%	168,107	23.39%	2.94%	165,984	24.21%	3.18%
Certificates of deposit	375,867	48.02%	3.34%	347,647	48.37%	4.58%	319,514	46.60%	4.52%
Total deposits	$782,663	100.00%	2.10%	$718,682	100.00%	3.03%	$685,686	100.00%	2.99%

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

Interest Rate
Less than 2.00%	$10,119	$3	$2,788
2.00-2.99%	94,010	9,280	35,404
3.00-3.99%	215,796	37,040	21,682
4.00-4.99%	54,329	247,487	161,688
5.00-5.99%	1,613	53,837	97,952
Total time deposits	$375,867	$347,647	$319,514

The following table sets forth the amount and maturities of our time deposits at December 31, 2008.

		Over one	Over two
	Less than	year to two	years to	Over three
	one year	years	three years	years	Total
	(In thousands)

Interest Rate
Less than 2.00%	$9,172	$947	$-	$-	$10,119
2.00-2.99%	88,826	5,184	-	-	94,010
3.00-3.99%	158,906	20,998	33,516	2,376	215,796
4.00-4.99%	23,958	12,744	2,451	15,176	54,329
5.00-5.99%	206	1,300	-	107	1,613
Total	$281,068	$41,173	$35,967	$17,659	$375,867

The following table sets forth changes in our interest-bearing deposit balances for the periods indicated.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$616,672	$588,496	$560,310
Net deposits before interest
credited	33,978	6,124	9,563
Interest credited	17,835	22,052	18,623
Net increase in deposits	51,813	28,176	28,186
Ending balance	$668,485	$616,672	$588,496

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $150.4 million.  The following table sets forth the maturity of those certificates as of December 31, 2008, in thousands.

Three months or less	$55,336
Over three months through six months	26,088
Over six months through one year	33,713
Over one year to three years	28,057
Over three years	7,162
Total	$150,356

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Boston and collateralized repurchase agreements with our customers and other financial institutions. As of December 31, 2008, we had Federal Home Loan Bank advances of $208.6 million, or 20.1% of total liabilities, with a weighted average maturity of 2.1 years and a weighted average rate of 3.32%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $503.0 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at end of period	$208,564	$107,997	$169,806
Average amount outstanding during year	178,699	158,595	127,397
Interest expense incurred during year	6,739	7,617	5,621
Maximum amount outstanding at any month-end	228,214	187,941	169,806
Average interest rate during the year	3.77%	4.80%	4.41%
Weighted average interest rate on end of period balances	3.32%	4.55%	4.73%

The following table sets forth the balances and interest rates by maturity on our Federal Home Loan Bank advances at and for the periods shown:

	For the Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Within 1 year	$55,000	1.26%	$17,152	5.00%	$65,000	5.16%
Over 1 year to 2 years	22,279	4.35%	13,000	5.13%	16,411	5.06%
Over 2 years to 3 years	52,321	4.03%	26,767	4.15%	13,000	5.13%
Over 3 years to 4 years	8,033	4.34%	23,267	4.60%	16,111	3.20%
Over 4 years to 5 years	41,894	4.02%	9,968	4.34%	39,184	4.60%
Over 5 years	29,037	3.84%	17,843	4.36%	20,100	4.32%
	$208,564	3.32%	$107,997	4.55%	$169,806	4.73%

Included in the balance of advances due within one year at December 31, 2008 are $42.0 million in short-term borrowings which had an interest rate of 0.0625% and matured on January 2, 2009.

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2008 the Company had $18.0 million of repurchase agreements outstanding with its customers at a weighted average rate of 1.60%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at end of period	$18,042	$13,864	$10,425
Average amount outstanding during year	8,534	7,788	5,546
Interest expense incurred during year	158	259	167
Maximum amount outstanding at any month-end	18,042	13,864	10,425
Average interest rate during the year	1.85%	3.33%	3.01%
Weighted average interest rate on end of period balances	1.60%	3.12%	3.38%

In addition the Company had a $10.0 million structured term repurchase agreement secured through another financial institution. This $10.0 million repurchase agreement matures in 2018, is callable in 2011 and has a rate of 2.73%.  All of the repurchase agreements are secured by mortgage-backed securities issued by government sponsored enterprises.

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank and was established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities.  The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank.  At December 31, 2008, UCB Securities, Inc. had total assets of $132.0 million, all of which were qualifying securities under the applicable regulations.

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

United Charitable Foundation

We established the United Charitable Foundation in 2005 in connection with our minority stock offering. At December 31, 2008, the foundation owned 358,156 shares of our common stock, or 2.0% of the shares outstanding. To maintain favorable tax status, the foundation must make annual grants equal to 5% of its assets, and grants are made to community activities and charitable causes in the communities in which we operate. Six of the foundation’s seven directors are directors of United Bank. All shares of common stock owned by the foundation must be voted in the same proportion as all other shares of our common stock are voted on any matter to come before the stockholders.

Personnel

As of December 31, 2008, we had 201 full-time employees and 22 part-time employees.  Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

United Bank is examined and supervised by the Office of Thrift Supervision and is also subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. United Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. United Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines United Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies.  United Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of United Bank’s mortgage documents.

Certain of the regulatory requirements that are or will be applicable to United Bank and United Financial Bancorp, Inc., are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on United Bank and United Financial Bancorp, Inc. and is qualified in its entirety by reference to the actual statutes and regulations. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on United Financial Bancorp and United Bank and their operations.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual savings banks where necessary.

At December 31, 2008, United Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, United Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2008, United Bank satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. Savings banks must file an application for approval of a capital distribution if:

•      the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•      the savings bank would not be at least adequately capitalized following the distribution;

•      the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•      the savings bank is not eligible for expedited treatment of its filings.

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

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  United Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as United Bank. The Company is an affiliate of United Bank.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2008, United Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts.  United Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at United Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  United Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit

Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. United Financial Bancorp, Inc. and United Bank both opted to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  United Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides for direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  United Financial Bancorp, Inc. determined not to participate in the CPP.

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

Federal Home Loan Bank System.  United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston (FHLBB), the Bank is required to invest in stock of the FHLBB. Such stock is redeemable at par value five years after filing for redemption or upon termination of membership.  The FHLBB may, but is not obligated to, repurchase its stock prior to expiration of the five year redemption notice. The Bank’s ability to redeem FHLBB shares is dependent on the redemption policies of the FHLBB. The Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2008, United Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by United Bank are subject to state usury laws and federal laws concerning interest rates.  United Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of United Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-

Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in its internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to United Bank. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Under federal law, the business activities of the Company are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

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

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1933. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

TAXATION

Federal Taxation

General.  The Company and United Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to United Financial Bancorp, Inc. or United Bank.

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 and 2006 federal income tax returns in the second quarter of 2007.  During the quarter ended March 31, 2008, the IRS proposed certain adjustments challenging the methodology used by the Company to estimate the fair market value of its residential mortgage portfolio under Internal Revenue Code (“IRC”) Sec. 475.  The change in fair value calculated under IRC Sec. 475 is considered a temporary difference in the Company’s FAS109 deferred income tax calculations. In June 2008, the Company agreed to a settlement of the proposed adjustments with the IRS.  As a result, for tax years 2005 and 2006 the Company had a tax deficiency of $994,000 and related interest due of $76,000. In conjunction with the settlement, the Company has amended its calculation of the fair market value of its residential mortgage portfolio beginning with the 2007 tax year.

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

At December 31, 2008, United Bank’s total federal pre-base year reserve was approximately $6.2 million.  However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The IRC imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Company and United Bank have not been subject to the alternative minimum tax and have no such amounts available as credits for carryover.

Contribution Carryforwards.  The Company’s consolidated return had a $1.3 million contribution carryforward at December 31, 2007, related to its $3.6 million contribution to fund United Charitable Foundation in 2005.  The Company utilized its remaining carryforward in 2008.

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

State Taxation

For Massachusetts income tax purposes, until 2009 a consolidated tax return cannot be filed. Instead, United Financial Bancorp, Inc., United Bank, and each of their subsidiaries file separate annual income tax returns. Beginning in 2009, United Financial Bancorp, Inc. and United Bank will be required to file a combined return pursuant to a Massachusetts law change enacted in July 2008. The security corporation subsidiary will continue to file separately. United Financial Bancorp, Inc.’s state tax returns, as well as those of United Bank and its subsidiaries, are not currently under audit.  The years after 2004 are open for exam.

United Bank files Massachusetts financial institution income tax returns and is subject to an annual Massachusetts tax at a rate of 10.5% of its net income.  Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year.  The dividends must meet the qualifications under Massachusetts law.  Deductions with respect to the following items, however, are not allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

Due to this legislative change, beginning in 2010 the Massachusetts financial institution tax rate will decrease by 0.5% each year for three years until 2012, when it will become 9% and will remain at that rate.

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

ITEM 1A.              RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The United States Economy Is In Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.

The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2008, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock, totaled $313.5 million. Unrealized net gains on these available-for-sale securities totaled $6.2 million at December 31, 2008 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in United Bank’s net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2008, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 3.3% decrease in net interest income over the following 12 months.

As a Result of Our Emphasis on Originating Commercial Real Estate and Commercial and Industrial Loans, Our Credit Risk Has and Will Continue to Increase.  Continued Weakness or a Deeper Downturn in the Real Estate Market and Local Economy Could Adversely Affect Our Earnings.

At December 31, 2008, our portfolio of commercial real estate loans totaled $248.5 million, or 28.6% of our total loans, and our portfolio of commercial and industrial loans totaled $84.9 million, or 9.8% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.  Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.95% of total loans and 171.98% of non-performing loans at December 31, 2008, compared to 0.94% of total loans and 432.16% of non-performing loans at December 31, 2007.  Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce our Earnings.

At December 31, 2008, our investment portfolio included $1.5 million in trust preferred securities and $12.5 million in municipal bonds.  During 2008, we recognized a $1.3 million charge for the other-than-temporary impairment of certain trust preferred securities and a $94,000 charge for the other-than-temporary impairment of one municipal security.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Future Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.  Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected.  Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

If our Investment in the Federal Home Loan Bank of Boston is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, our Earnings and Stockholders’ Equity Would Decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2008 was $12.2 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished.  Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future.  If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Boston Suspended Dividends During the Fourth Quarter of 2008.  This Will Negatively Affect our Earnings.

The Federal Home Loan Bank of Boston suspended dividends during the fourth quarter of 2008, and has stated that resuming payment of dividends in 2009 is unlikely.  We received $402,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008, and the failure of the Federal Home Loan Bank of Boston to pay dividends for any quarter will reduce our earnings during that quarter.

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources of the holding company. At December 31, 2008, we had approximately $209 million of FHLB advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has resulted in large numbers of depositors unwilling to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. In some cases, depositors have withdrawn deposits and invested uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Economic Conditions May Adversely Affect Our Liquidity.

In the past year, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

Recent Negative Developments in the Financial Services Industry And the Credit Markets May Subject Us to Additional Regulation.

As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

Our Future Growth May Require Us to Raise Additional Capital in the Future, But That Capital May Not Be Available When It Is Needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We believe that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest in our common stock could be diluted.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the FDIC has issued an interim rule that would impose a special assessment on all insured deposits as of June 30, 2009, which would be paid on September 30, 2009. The increase in the assessment rates and the special assessment will increase our expenses.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS     Not applicable.

ITEM 2.                      PROPERTIES

The following table provides certain information as of December 31, 2008 with respect to our main office located in West Springfield and our 14 other full service branch offices, our drive-up facilities and our financial service facilities:

		Year Acquired		Net Book Value of
Location	Leased or Owned	or Leased	Square Footage	Real Property
				(In thousands)
Main Office:
95 Elm Street West Springfield, MA 01089	Owned	1999	46,147	$1,387

Full Service Branches:
115 State Street Springfield, MA 01103	Leased	(1)	3,401	50

1077 St. James Avenue Springfield, MA 01104	Owned	2003	8,354	864

459 Main Street Indian Orchard, MA 01151	Leased	(2)	2,560	-

528 Center Street Ludlow, MA 01056	Owned	2002	3,000	966

1930 Wilbraham Road Springfield, MA 01129	Owned	2001	2,304	668

670 Bliss Road Longmeadow, MA 01106	Leased	(3)	1,652	-

1325 Springfield Street Feeding Hills, MA 01030	Leased	(4)	2,400	-

180 Main Street Northampton, MA 01060	Leased	(5)	2,800	201

10 Elm Street Westfield, MA 01085	Owned	1981	8,500	727

14 Russell Road Huntington, MA 01050	Owned	2001	720	155

168 Southampton Road Westfield, MA 01085	Leased	(6)	2,890	1,766

1830 Northampton Street Holyoke, MA 01040	Owned	1994	6,409	565

94 Shaker Road East Longmeadow, MA 01028	Leased	2008 (7)	2,411	-

806 Suffield Street Agawam, MA 01001	Leased	2008 (8)	2,972	1,259

Other:
52 Van Deene Avenue West Springfield, MA 01089	Owned	2005 (9)	547	620

33 Westfield Street West Springfield, MA 01089	Owned	(10)	1,720	950

140 Main Street Northampton, MA 01060	Leased	2006 (11)	1,375	-

491 Pleasant Street Northampton, MA 01060	Leased	2008 (12)	7,405	542

(1)	United Bank has a lease for a five-year period expiring in June 2010 with a renewal option for five additional years.
(2)	United Bank has a lease for a five-year period expiring in May 2013 with an additional five-year renewal option.
(3)	United Bank has a lease for a five-year period expiring in September 2011.
(4)	United Bank has a lease for a five-year period expiring in September 2010 with a renewal option for five additional years.
(5)	United Bank has a lease for a ten-year period expiring in April 2016 with two five-year renewal options.
(6)	United Bank has a lease for a twenty-five year period expiring in March 2031 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.
(7)	United Bank has a lease for a ten-year period expiring in January 2018 with a renewal option for ten additional years.
(8)	United Bank has a lease for a twenty-year period expiring in March 2028 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.
(9)	This office is a drive-up facility only.
(10)	A portion of this facility is used as a Wealth Management office which offers insurance, investment products and financial planning services.
(11)	United Bank has a two-year lease for this Wealth Management services facility which expires in November 2010 and has one two-year renewal option.
(12)	This office is an express drive-up branch.

The net book value of our premises, land and equipment, including capitalized lease assets, was $10.7 million at December 31, 2008.

ITEM 3.                      LEGAL PROCEEDINGS

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  At December 31, 2008, we were not involved in any legal proceedings that were material to the Company’s financial condition or results of operations.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 4, 2009 was 2,472. Certain shares of United Financial Bancorp, Inc. are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents quarterly market information for the common stock of the Company and of its predecessor, United Financial – Federal, for the years ended December 31, 2008 and 2007.

At the close of business on December 31, 2008, there were 17,501,949 shares outstanding. The high and low sales prices for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share (1)		Cash
	High	Low	Dividend Declared

2008
Fourth quarter	$15.32	$11.00	$0.07
Third quarter	17.10	10.97	0.07
Second quarter	12.47	10.71	0.07
First quarter	12.00	10.23	0.06

2007
Fourth quarter	$12.27	$9.60	$0.06
Third quarter	13.43	10.16	0.06
Second quarter	14.77	12.36	0.06
First quarter	13.78	12.66	0.06

(1) As a result of the Company's second-step conversion and offering, all share prices for 2007 have been adjusted for the exchange ratio of 1.04079.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning on July 13, 2005 through December 31, 2008, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period, (c) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (d) the cumulative total return on stocks included in the SNL MHC Thrift Index over such period.

The cumulative total return on the Common Stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

United Financial Bancorp, Inc.

Total Return Performance
Index Value
160
140
120
100
80
60
40
20
38546
38717
39082
39447
39813
United Financial Bancorp, Inc.
Russell 2000
SNL Thrift MHCs Index
SNL Thrift Index

Index	07/13/05	12/31/05	12/31/06	12/31/07	12/31/08
United Financial Bancorp, Inc.	100.00	98.13	119.32	101.73	141.84
Russell 2000	100.00	101.41	120.04	118.16	78.23
SNL Thrift MHCs Index	100.00	100.51	137.78	121.12	127.07
SNL Thrift Index	100.00	100.76	117.45	70.46	44.84

On January 15, 2009, the Board of Directors of United Financial Bancorp, Inc. declared a cash dividend of $0.07 per share.  The dividend will be payable on March 10, 2009 to shareholders of record as of February 17, 2009.

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

Information at December 31, 2008 with regard to stockholder approval of compensation plans under which equity securities of the Company are authorized for issuance is provided in the Company’s proxy statement related to the Company’s 2009 Annual Meeting of Stockholders.

(b)	Not Applicable.

(c)           The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2008.

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value)
	(a)	(b)	Purchased as Part	of Shares that
	Total Number	Average Price	of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the
Period:	Purchased	Share	or Programs	Plans or Programs

October 1 -31, 2008	-	$-	-	-

November 1 - 30, 2008	-	-	-	-

December 1 -31, 2008	206,200	13.75	206,200	679,179

Total	206,200	$13.75	206,200

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is derived in part from the audited consolidated financial statements of United Financial Bancorp, Inc. that appear in this Annual Report. The information for the years ended December 31, 2005 and 2004 is derived in part from audited consolidated financial statements that do not appear in this Annual Report.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,263,134	$1,079,281	$1,009,433	$906,513	$772,008
Cash and cash equivalents	13,572	14,254	25,419	15,843	23,233
Short-term investments	1,071	1,030	-	-	-
Investment securities available-for-sale	12,395	53,676	80,963	111,763	50,650
Investment securities held-to-maturity	3,191	3,632	3,241	3,325	2,498
Mortgage-backed securities available-for-sale	301,111	147,581	109,274	114,702	101,679
Loans, net (1)	864,421	819,117	756,180	630,558	569,243
Deposits	782,663	718,682	685,686	653,611	613,672
FHLB advances	208,564	107,997	169,806	101,880	86,694
Repurchase agreements	28,042	13,864	10,425	8,434	4,317
Stockholders' equity	227,714	226,120	137,711	137,005	62,255
Non-performing assets (2)	5,795	2,665	1,850	3,319	3,784

	Years Ended December 31,
	2008		2007	2006	2005		2004
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$64,814		$59,250	$52,202	$43,233		$36,532
Interest expense	25,003		30,083	24,647	16,206		12,148
Net interest income before provision for loan
losses	39,811		29,167	27,555	27,027		24,384
Provision for loan losses	1,846		1,425	969	917		983
Net interest income after provision for loan
losses	37,965		27,742	26,586	26,110		23,401
Non-interest income	5,220		5,735	5,392	5,020		5,134
Non-interest expense	30,690		26,039	24,036	24,112		19,179
Income before taxes	12,495		7,438	7,942	7,018		9,356
Income tax expense	5,197		3,061	3,018	2,649		3,828
Net income	$7,298	(4)	$4,377	$4,924	$4,369	(5)	$5,528

Basic earnings per share (12)	$0.45		$0.26	$0.29	$0.33		$0.58
Diluted earnings per share (12)	$0.45		$0.26	$0.29	$0.33		$0.58
Dividends per share (3)	$0.27		$0.24	$0.20	NA		NA

Number of shares outstanding (12)
Basic	16,043,727		16,852,566	17,139,599	13,193,088		9,564,571
Diluted	16,126,561		16,905,713	17,149,027	13,193,088		9,564,571

	At or For the Years Ended December 31,
	2008		2007	2006	2005		2004
Selected Financial Ratios and Other Data:

Performance Ratios (6):
Return on average assets	0.62	% (13)	0.42%	0.51%	0.51	% (11)	0.73%
Return on average equity	3.23	% (13)	2.99%	3.59%	4.45	% (11)	9.25%
Average equity to average assets	19.06%		14.17%	14.35%	11.42%		7.87%
Equity to total assets at end of period (6)	18.03%		20.95%	13.64%	15.11%		8.06%
Interest rate spread (7)	2.69%		2.08%	2.23%	2.77%		3.03%
Net interest margin (8)	3.47%		2.91%	2.97%	3.27%		3.33%
Average interest-earning assets to average
interest-bearing liabilitites	135.95%		127.77%	128.10%	125.61%		118.30%
Total non-interest expense to average total assets	2.59%		2.52%	2.51%	2.81	% (11)	2.53%
Efficiency ratio (9)	66.16%		74.02%	72.95%	75.25	% (11)	64.98%
Dividend payout ratio	60.78%		40.15%	29.69%	NA		NA

Regulatory Capital Ratios (6,10):
Tier I risk-based capital	17.76%		19.25%	14.83%	17.21%		11.67%
Tier I (core) capital	12.31%		14.00%	10.57%	11.63%		8.11%
Tangible Equity Ratio	12.31%		14.00%	NA	NA		NA
Total risk-based capital	18.71%		20.25%	15.86%	18.28%		12.76%
Asset Quality Ratios (6):
Non-performing assets as a percent of total assets (2)	0.46%		0.25%	0.18%	0.37%		0.49%
Non-performing loans as a percent of total loans (2)	0.55%		0.22%	0.17%	0.27%		0.66%
Allowance for loan losses as a percent of total loans	0.95%		0.94%	0.95%	1.00%		1.00%
Allowance for loan losses as a percent of non-
performing loans (2)	171.98%		432.16%	560.40%	371.69%		151.96%

Number of full service customer facilities	15		13	13	11		11

(1)	The allowance for loan losses at December 31, 2008, 2007, 2006, 2005 and 2004 was $8.3 million, $7.7 million, $7.2 million, $6.4 million and $5.8 million, respectively.
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

(3)
The following table sets forth aggregate cash dividends paid per period, which is calculated by multiplying the dividend declared per share by the number of shares outstanding as of the applicable record date:

	For the Years Ended December 31,
	2008	2007

Dividends paid to public stockholders	$4,436	$1,757
Dividends paid to United Mutual
Holding Company	N/A	-
Total dividends paid	$4,436	$1,757

Payments listed above for the year ended December 31, 2007 exclude cash dividends waived by United Mutual Holding Company of $2.2 million. United Mutual Holding Company began waiving dividends on January 20, 2006 and, as of December 31, 2007, had waived dividends totaling $4.0 million. United Mutual Holding Company was dissolved in December, 2007.

(4)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, net income in 2008 would have been $8.1 million.
(5)
Excluding the effect of a $3,591,000 charitable contribution ($2,199,000 after taxes) to fund the newly-formed United Charitable Foundation, net income in 2005 would have amounted to $6,568,000 or $0.50 per share.

(6)
Asset Quality Ratios and Regulatory Capital Ratios and the “equity to total assets” ratio are end-of-period ratios.  With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.

(7)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(8)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(9)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income and excludes gains/losses on sales of securities and loans and impairment charges on securities.

(10)	Regulatory Capital Ratios are reported for United Bank only.
(11)
Exclusive of the contribution to the United Charitable Foundation in 2005, return on average assets, return on average equity, total non-interest expense to average total assets, and efficiency ratio would have been 0.76%, 6.70%, 2.43% and 64.41%, respectively.

(12)
The Company issued 17,205,995 shares of common stock in its July 2005 initial public offering, including 9,189,722 shares held by United Mutual Holding Company.  In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering.  All earnings per share data and share information have been adjusted by the exchange ratio for 2007 and all periods prior.

(13)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, the return on average assets and average equity would have been 0.68% and 3.59%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed securities, other securities and corporate and municipal bonds) and other interest-earning assets (primarily federal home loan bank stock and cash and cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances. Net interest income before provision for loan losses increased $10.6 million, or 36.5%, to $39.8 million for the year ended December 31, 2008 from $29.2 million for the year ended December 31, 2007 due to net interest margin expansion and growth in average interest-earning assets. Net interest margin increased 56 points to 3.47% for the year ended December 31, 2008 compared to 2.91% for the year ended December 31, 2007 reflecting the use of net proceeds from the Company’s second-step offering to fund asset growth and a significant decrease in the cost of deposits as a result of a 400 basis points reduction in the federal funds rate from 4.25% at December 11, 2007 to 0.25% at December 31, 2008.  Average earning assets expanded $145.6 million, or 14.5%, to $1.1 billion for the year ended December 31, 2008, mainly due to loan growth and purchases of mortgage-backed securities.

Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of deposit account fees, financial services fees, increases in cash value-insurance, gains and losses on the sale of securities, impairment charges for securities and miscellaneous other income.  Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, printing and office supplies, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment.  The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate.  In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information.  If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

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

Highlights of our business strategy are as follows:

Remaining a Community-Oriented Financial Institution.  We were established in 1882 and have been operating continuously since that time, growing through internal growth and a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994.  We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of individualized consumer and business financial services from our main office, 14 branch offices, two offsite ATMs and two drive-up facilities.

Expanding our Branch Network.  We currently operate from 15 full-service banking offices, a drive-up only facility and a drive-up express facility, and we intend to open one new branch office in 2009.  We also maintain two financial services facilities that offer insurance and investment products and financial planning services.  We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Northern Connecticut, and our current business plan calls for the acquisition and establishment of additional branch offices. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending.  We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin.  In support of this initiative we have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process. We originated $57.1 million of commercial real estate loans and $97.3 million of commercial and industrial loans during the year ended December 31, 2008. At December 31, 2008, our commercial real estate loans and commercial and industrial loans totaled $248.5 million and $84.9 million, respectively.  The additional capital raised from our 2007 “second-step” conversion offering has increased our commercial lending capacity by enabling us to originate more loans and loans with larger balances. Originating more commercial real estate loans and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Annual Report.

Maintaining High Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate.  We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities. During the past year, however, deterioration in economic conditions and the real estate market have contributed to an increase in non-performing assets from $2.7 million, or 0.25% of total assets, at December 31, 2007 to $5.8 million, or 0.46% of total assets, at December 31, 2008.  In addition, net charge-offs have increased from 0.13% of average loans outstanding for the year ended December 31, 2007 to 0.15% of our average loans outstanding for the year ended December 31, 2008. Continued weakness or further deterioration in the economy and the real estate market may lead to future increases in non-performing assets and net charge-offs.

Increasing our Share of Lower-Cost Deposits.  We remain committed to gathering lower cost and more stable core deposits.  We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program.  Our efforts to attract and retain core deposits have resulted in an increase in core account balances and total number of accounts during 2008. At December 31, 2008, core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) totaled $406.8 million, or 52.0% of total deposits, compared to $371.0 million, or 51.6% of our total deposits, at December 31, 2007.

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

Comparison of Financial Condition at December 31, 2008 and 2007

Balance Sheet Summary  Total assets increased $183.9 million, or 17.0%, to $1.3 billion at December 31, 2008 from $1.1 billion at December 31, 2007, as a result of a $112.2 million, or 55.8%, increase in securities available for sale, a $45.3 million, or 5.5%, increase in total loans and a $20.5 million increase in bank-owned life insurance. Balance sheet growth was funded by a $100.6 million, or 93.1%, increase in Federal Home Loan Bank advances, a $64.0 million, or 8.9%, increase in total deposits, and a $14.2 million, or 102.2%, increase in repurchase agreements. At year end, the Company continued to have considerable liquidity including significant unused borrowing capacity at the Federal Home Loan Bank and access to funding through the repurchase agreement and brokered deposit markets. The Company’s balance sheet is also supported by a strong capital position, with total stockholders’ equity of $227.7 million, or 18.0% of total assets, at December 31, 2008.

Loans  Net loans increased $45.3 million, or 5.5%, to $864.4 million at December 31, 2008 from $819.1 million at December 31, 2007.  Commercial real estate loans increased $33.7 million, or 15.7%, to $248.5 million, and commercial and industrial loans increased $3.0 million, or 4.1%, to $84.9 million, as a result of economic activity in our primary market area, competitive pricing, attractive products and services, established relationships and successful business development efforts.  The increase in commercial mortgage balances also reflects the purchase of $15.0 million of loans in the fourth quarter of 2008.  One- to four-family residential mortgage loans increased $17.0 million, or 5.0%, to $356.4 million at December 31, 2008, as a result of healthy real estate transaction activity during the first six months of 2008, a relatively low interest rate environment and our practice of originating residential loans almost exclusively for portfolio.  Home equity loans increased $4.5 million, or 3.9%, to $120.7 million, largely as a result of healthy demand, business development efforts and attractive products and pricing.  Construction loans decreased $10.0 million, or 23.7%, to $32.1 million as several credits converted to fixed-rate commercial mortgages or were paid-in-full and management elected to be more cautious in evaluating and approving funding for construction projects. A significant portion of these loans mature in less than two years and will either convert to permanent financing or pay-off in full.  Automobile loan balances declined $5.1 million, or 22.8%, to $17.3 million in connection with a slow-down in demand in connection with weaker car sales and payments on existing loans.  We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase our interest income and improve our net interest rate spread.

Asset Quality  Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans.  Our asset quality has also been impacted by a strategy adopted several years ago to emphasize the origination of commercial and industrial loans and commercial mortgages.  These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial and industrial loans and commercial mortgages depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.

As a result of a slowing economy and deterioration in the housing market, we have experienced increases in non-performing loans and classified assets.  Non-performing loans increased $3.0 million to $4.8 million, or 0.55% of total loans, at December 31, 2008 compared to $1.8 million, or 0.22% of total loans, at December 31, 2007. The increase in non-performing loans was primarily due to several residential and commercial real estate loans which became more than 90 days past due during 2008.   In addition to the nonperforming loans, the Company has identified $44.8 million of classified assets at December 31, 2008, as compared to $35.6 million at December 31, 2007.  Classified assets include loans that are currently performing, are of lesser quality and are reported as special mention, substandard, doubtful or loss, as well as other real estate owned.  At December 31, 2008 and 2007, classified loans primarily consisted of special mention and substandard commercial business loans and commercial mortgages.  Other real estate owned totaled $998,000 at December 31, 2008 and was comprised of four residential properties.  Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the classified assets.  Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, become classified or restructured, or require increased allowance coverage and provision for loan losses.

Deposits  Total deposits increased $64.0 million, or 8.9%, to $782.7 million at December 31, 2008 from $718.7 million at December 31, 2007, mainly due to attractive products and services, competitive pricing, excellent customer service, targeted promotional activities and the opening of two new branches.  Core deposits increased $35.8 million, or 9.6%, to $406.8 million at December 31, 2008, and represented 52% of total deposits at that date. Federal Home Loan Bank advances increased $100.6 million, or 93.1%, to $208.6 million at December 31, 2008, and were used to fund asset growth.  Repurchase agreements increased $14.2 million to $28.0 million at December 31, 2008 from $13.9 million at December 31, 2007, reflecting a $10 million, term, reverse repurchase agreement secured through another financial institution in 2008 and routine fluctuations in overnight sweep accounts for certain business customers.

Total Stockholders’ Equity  Total stockholders’ equity increased $1.6 million, or 0.7%, to $227.7 million at December 31, 2008 from $226.1 million at December 31, 2007, mainly as a result of net income of $7.3 million for the year ended December 31, 2008, and a $3.1 million increase in net unrealized gains on securities available for sale.  These increases were partially offset by cash dividend payments of $4.4 million, restricted stock awards of $4.2 million granted under the 2008 Equity Incentive Plan, and repurchases of our common stock totaling $3.5 million.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

Net Income.  Our net income for the year ended December 31, 2008 totaled $7.3 million, or $0.45 per diluted share, compared to $4.4 million, or $0.26 per diluted share, for the year ended December 31, 2007. The Company’s improved results were largely due to a significant increase in net interest income, driven by a 56 basis points increase in our net interest margin and growth in average earning assets largely funded by net cash proceeds of $82.7 million from the Company’s December 2007 second-step stock offering. Our improved operating performance was also favorably affected by an increase in fee income from deposit and wealth management accounts, partially offset by higher provisions for loan losses, other-than-temporary impairment losses on securities and an increase in non-interest expenses.

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

	Years Ended December 31,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$356,685	$20,069	5.63%	$342,719	$19,380	5.65%
Commercial real estate	260,675	16,411	6.30%	235,600	15,590	6.62%
Home equity loans	119,401	6,793	5.69%	117,640	7,704	6.55%
Commercial and industrial	83,470	5,223	6.26%	75,348	5,513	7.32%
Consumer and other	30,211	1,679	5.56%	30,586	1,625	5.31%
Total loans	850,442	50,175	5.90%	801,893	49,812	6.21%
Investment securities	280,447	14,109	5.03%	177,000	8,200	4.63%
Other interest-earning assets	16,103	530	3.29%	22,543	1,238	5.49%
Total interest-earning assets	1,146,992	64,814	5.65%	1,001,436	59,250	5.92%
Noninterest-earning assets	39,501			32,744
Total assets	$1,186,493			$1,034,180

Interest-bearing liabilities:
Savings accounts	$84,816	1,015	1.20%	$64,029	593	0.93%
Money market accounts	170,439	3,336	1.96%	178,005	5,631	3.16%
NOW accounts	32,228	171	0.53%	33,890	178	0.53%
Certificates of deposit	363,836	13,309	3.66%	337,193	15,540	4.61%
Total interest-bearing deposits	651,319	17,831	2.74%	613,117	21,942	3.58%
FHLB advances	178,699	6,739	3.77%	158,595	7,617	4.80%
Other interest-bearing liabilities	13,686	433	3.16%	12,042	524	4.35%
Total interest-bearing liabilities	843,704	25,003	2.96%	783,754	30,083	3.84%
Demand deposits	107,182			99,155
Other noninterest-bearing liabilities	9,503			4,725
Total liabilities	960,389			887,634
Stockholders' equity	226,104			146,546
Total liabilities and stockholders' equity	$1,186,493			$1,034,180

Net interest income		$39,811			$29,167
Interest rate spread(1)			2.69%			2.08%
Net interest-earning assets(2)	$303,288			$217,682
Net interest margin(3)			3.47%			2.91%
Average interest-earning assets to
average interest-bearing liabilities			135.95%			127.77%
____________________________
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$786	$(97)	$689
Commercial real estate	1,603	(782)	821
Home equity loans	113	(1,024)	(911)
Commercial and industrial	557	(847)	(290)
Consumer and other	(20)	74	54
Total loans	3,039	(2,676)	363
Investment securities	5,151	758	5,909
Other interest-earning assets	(295)	(413)	(708)
Total interest-earning assets	7,895	(2,331)	5,564

Interest-bearing liabilities:
Savings accounts	223	199	422
Money market accounts	(230)	(2,065)	(2,295)
NOW accounts	(9)	2	(7)
Certificates of deposit	1,158	(3,389)	(2,231)
Total interest-bearing deposits	1,142	(5,253)	(4,111)
FHLB advances	889	(1,767)	(878)
Other interest-bearing liabilities	65	(156)	(91)
Total interest-bearing liabilities	2,096	(7,176)	(5,080)

Change in net interest income	$5,799	$4,845	$10,644

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $10.6 million, or 36.5%, to $39.8 million for the year ended December 31, 2008, from $29.2 million for the year ended December 31, 2007, reflecting growth in average earning assets and net interest margin expansion. Net interest margin increased 56 basis points to 3.47% for the year ended December 31, 2008, due to the use of net proceeds from the Company’s second-step stock offering completed in December 2007 to fund asset growth as well as a significant decrease in the cost of deposits as a result of the 4.00% reduction in the federal funds rate from 4.25% at December 11, 2007 to 0.25% at December 31, 2008.

Interest Income.  Interest income increased $5.6 million, or 9.4%, to $64.8 million for the year ended December 31, 2008 from $59.2 million for the prior year period, reflecting expansion in total average interest-earning asset balances, partially offset by a decrease in the yield on average interest-earning assets. Total average interest-earning asset balances increased $145.6 million, or 14.5%, to $1.1 billion for the year ended December 31, 2008 due in large part to purchases of investment securities and loan growth, funded largely by deposit growth and the proceeds of the December 2007 second-step stock offering.  Total average investment securities increased by $103.4 million, or 58.4%, to $280.4 million primarily due to purchases of mortgage-backed securities in connection with the implementation of a strategy to deploy excess capital and liquidity resulting from the Company’s 2007 second-step stock offering. Total average loans increased $48.5 million, or 6.1%, to $850.4 million for the year ended December 31, 2008, as a result of healthy origination activity, partially offset by prepayments and normal amortization. The yield on average interest-earning assets decreased 27 basis points to 5.65% for the year ended December 31, 2008, reflecting the lower interest rate environment. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was primarily limited to home equity, commercial loans and commercial real estate loans due to the significant number of loans tied to the prime rate or a shorter-term index. The impact of the decrease in market rates on loan yields was partially offset by purchases of higher yielding mortgage backed securities.

Interest Expense.  Interest expense decreased $5.1 million, or 16.9%, to $25.0 million for the year ended December 31, 2008, from $30.1 million for the year ended December 31, 2007, due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 88 basis points to 2.96% for the year ended December 31, 2008, reflecting the repricing of money market and certificate of deposit account balances in response to interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the reduction in market rates was significant. Average interest-bearing liabilities increased $60.0 million, or 7.7%, to $843.7 million for the year ended December 31, 2008, reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $38.2 million, or 6.2%, to $651.3 million for the year ended December 31, 2008, mainly due to growth in core deposits and certificates of deposit as a result of successful business development and marketing efforts, competitive product services and pricing and new branches opened in 2008. Total average FHLB advances increased $20.1 million, or 12.7%, to $178.7 million, and were used to fund asset growth and to take advantage of the lower interest rates.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, trends in nonperforming loans and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $1.8 million for the year ended December 31, 2008 as compared to $1.4 million for the year ended December 31, 2007, reflecting an increase in reserves for non-performing and classified loans as well as a higher level of net charge-offs. The allowance for loan losses was $8.3 million, or 0.95% of loans outstanding at December 31, 2008.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on these factors. Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. While a significant portion of our portfolio continues to be secured by one- to four-family residential mortgage loans, in recent years we have emphasized the origination of commercial real estate loans and commercial and industrial loans. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate and commercial and industrial loans may result in larger additions to the allowance for loan losses in future periods.

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

Non-interest Income.  Non-interest income decreased $515,000, or 9.0%, to $5.2 million for the year ended December 31, 2008 from $5.7 million for the 2007 period mainly due to impairment charges of $1.4 million in 2008 compared to $180,000 in 2007. Management evaluated its securities portfolio and recognized a pre-tax, non-cash charge of $1.3 million in 2008 for other-than-temporary impairment (“OTTI”) of the Company’s $2.8 million trust preferred securities portfolio.  Management also recognized an OTTI charge of $94 in 2008 for a $388 municipal security.  Management based its assessment on the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information (for additional information regarding the evaluation of OTTI refer to Note C – Investment Securities to the Consolidated Financial Statements). These impairment charges were offset in part by growth in fee income on depositors’ accounts and wealth management accounts, an increase of $199,000 in income from bank-owned life insurance and a $49,000 gain in the first quarter of 2008 from VISA Inc.’s redemption of its Class B stock as part of its initial public offering. Fee income on depositors’ accounts increased $206,000, or 4.6%, as a result of growth in transaction account balances and activity. Wealth management income increased $107,000, or 15.5%, as a result of the retention of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006.

Non-interest Expense.  Non-interest expense increased $4.7 million, or 17.9%, to $30.7 million for the year ended December 31, 2008, from $26.0 million for the prior year period. Total salaries and benefits increased $2.5 million, or 17.0%, mainly due to staffing costs for new branches opened in 2008, new employees hired to support and facilitate the growth of the Company, a higher incentive compensation accrual associated with improved financial performance and annual wage increases. Occupancy costs grew $402,000, or 20.9%, principally attributable to new branches opened in 2008. Data processing costs increased $455,000, or 16.6%, reflecting a larger loan and deposit base, new branches opened in 2008 and costs for a new branch imaging process. Professional services increased $403,000, or 31.6%, as a result of higher legal and consulting expenses and costs incurred in connection with the Company’s annual stockholders meeting at which the 2008 incentive plan was approved. Other expenses increased $801,000, or 20.6%, primarily due to an increase of $429,000 in Federal Deposit Insurance Corporation insurance premiums, an increase in other real estate owned expenses of $177,000, and a $113,000 interest assessment related to an income tax payment deficiency.

Income Tax Expense.  Income tax expense increased $2.1 million, or 7.0%, to $5.1 million for year ended December 31, 2008 from $3.1 million for the comparable 2007 period, due to higher income before income taxes and a slight increase in the effective tax rate from 41.2% in 2007 to 41.6% in 2008.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

Net Income.  Our net income for the year ended December 31, 2007 was $4.4 million, or $0.26 per diluted share, compared to $4.9 million, or $0.29 per diluted share, for the same period in 2006. Our lower net income and earnings per share were due in large part to net interest margin contraction, increases in provision for loan losses and non-interest expenses, and a higher effective tax rate in the 2007 period. These items were partially offset by growth in average earning assets and higher non-interest income.

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
____________________________

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

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $1.6 million, or 5.9%, to $29.2 million for the year ended December 31, 2007, from $27.6 million for the comparable 2006 period, reflecting growth in average earning assets, partially offset by net interest margin compression. Net interest margin contracted 6 basis points to 2.91% for the year ended December 31, 2007 compared to 2.97% for the same period in 2006. Net interest margin was affected by the flat yield curve, competitive pricing conditions for loans and deposits and a shift in deposit demand towards higher-yielding money market and time deposit accounts.

Interest Income.  Interest income increased $7.1 million, or 13.5%, to $59.3 million for the year ended December 31, 2007 from $52.2 million for the prior year period, reflecting increases in total average interest-earning asset balances and the yield on average interest-earning assets. Total average interest-earning asset balances increased $75.2 million, or 8.1%, to $1.0 billion for the year ended December 31, 2007, due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $108.7 million, or 15.7%, to $801.9 million for the year ended December 31, 2007, as a result of origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $36.4 million, or 17.1%, to $177.0 million primarily due to maturities, calls, sales and amortization of existing securities, partially offset by purchases of bonds. The yield on average interest-earning assets increased 28 basis points to 5.92% for the year ended December 31, 2007, in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans. The increase in market rates contributed to the repricing of a portion of our existing assets and to increased rates for new assets. Since a significant amount of our average interest earning assets have fixed interest rates and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Interest Expense.  Interest expense increased $5.4 million, or 22.1%, to $30.1 million for the year ended December 31, 2007 from $24.6 million for the prior year period due to an expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $60.7 million, or 8.4%, to $783.8 million for the year ended December 31, 2007, reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $25.5 million, or 4.3%, to $613.1 million for the year ended December 31, 2007, mainly due to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decrease in savings deposits was mainly attributable to a shift in market demand to money market and certificate of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $31.2 million, or 24.5%, to $158.6 million to support loan growth. The average rate paid on interest-bearing liabilities rose 43 basis points to 3.84% for the year ended December 31, 2007, reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the increase in market rates was significant.

Provision for Loan Losses.  The provision for loan losses was $1.4 million for the year ended December 31, 2007, as compared to $969,000 for the same period in 2006, reflecting an increase in reserves for non-performing and classified loans as well as higher net charge-offs. The allowance for loan losses was $7.7 million, or 0.94%, of loans outstanding at December 31, 2007.

Non-interest Income.  Non-interest income increased $343,000, or 6.4%, to $5.7 million for the year ended December 31, 2007 from $5.4 million for the 2006 period, reflecting growth in fee income on depositors’ accounts and wealth management accounts. Fee income on depositors’ accounts rose $242,000, or 5.8%, as a result of growth in transaction account balances and activity. Wealth management income increased $266,000, or 62.4%, as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006. Total non-interest income was also affected by losses on sales and writedowns of securities totaling $275,000 for the year ended December 31, 2007 compared to $222,000 for the 2006 period. The losses in 2007 are attributable to the recognition of other-than-temporary impairment losses of $127,000 for a Sallie Mae bond and $53,000 for Freddie Mac preferred stock, as well as losses from sales of certain corporate debt securities. These impairment losses were recognized as a result of significant deterioration in their market value, credit quality and financial results. Both of these securities were sold recently with minimal financial impact. In 2006 we realized losses from sales of securities in connection with a strategy to improve the yield on the portfolio and provide additional liquidity.

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

Income Tax Expense.  Income tax expense increased $43,000, or 1.4%, to $3.1 million for year ended December 31, 2007, from $3.0 million for the comparable 2006 period, mainly due to an increase in the effective tax rate to 41.2% for the year ended December 31, 2007, compared to 38.5% for the same period last year.  The higher effective tax rate was principally due to the disallowed deduction for stock-based compensation associated with incentive stock options.  This increase was substantially offset by the impact of lower income before income taxes.

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

Net Interest Simulation Analysis.  We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” longer-term one- to four-family residential mortgage loans; (ii) emphasizing increasing our core deposits; (iii) offering adjustable-rate and shorter-term commercial real estate loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; and (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 basis points at December 31, 2008 and +200 and -200 basis points at December 31, 2007. Due to the historically low level of interest rates, a model reflecting a downward shift in the yield curve is not relevant and was not produced for 2008.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(basis points)	(December 31, 2008)	(December 31, 2007)

-200	NA	2.1%
Stable	0.0%	0.0%
+200	(3.3)%	(4.2)%

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

Net Portfolio Value Simulation Analysis. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the low level of market interest rates, we did not prepare a net portfolio value calculation for any interest rate decreases in 2008 or for an interest rate decrease of greater than 200 basis points in 2007. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent.  An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

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

	December 31, 2008
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$122,901	$(66,712)	(35)%	10.52%	(424)
+200	147,220	(42,393)	(22)	12.19	(257)
+100	170,707	(18,906)	(10)	13.68	(108)
0	189,613			14.76

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

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

The tables above indicate that at December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience an 8% increase in net portfolio value.  We did not prepare a net portfolio value calculation for interest rate decreases in 2008 due to the historically low interest rate environment. In the event of a 300 basis point increase in interest rates at December 31, 2008 and at December 31, 2007, we would experience a 35% and 37%, respectively, decrease in net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 10% or greater.  At December 31, 2008, our liquidity ratio was 35.02%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $13.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $313.5 million at December 31, 2008. In addition, at December 31, 2008, we had the ability to borrow a total of approximately $503.0 million from the Federal Home Loan Bank of Boston. On that date, we had $208.6 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2008, we had $10.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $155.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2008 totaled $281.1 million, or 35.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2008, we originated $299.8 million of loans and purchased $232.0 million of securities. In 2007, we originated $303.7 million of loans and purchased $90.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $64.0 million and $33.0 million for the years ended December 31, 2008 and 2007, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances increased $100.6 million for the year ended December 31, 2008 to fund loan originations and purchases of mortgage-backed securities. For the year ended December 31, 2007, Federal Home Loan Bank advances decreased $61.8 million reflecting the use of a portion of the net proceeds raised from the Company’s second-step offering to pay down short term borrowings. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term one- to four-family residential mortgage loans with Federal Home Loan Bank advances. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $282.1 million at December 31, 2008 and $293.2 million at December 31, 2007. At December 31, 2008 and 2007, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank and the Company also applied for and received approval from the FDIC to issue guaranteed debt through the Temporary Liquidity Guarantee Program (“TLGP”). The FDIC has created this program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note N of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
	(In thousands)
Contractual Obligations:
Certificates of deposit	$281,068	$77,139	$17,659	$-	$375,867
Federal Home Loan Bank advances	55,000	74,600	49,927	29,037	208,564
Repurchase agreements	18,042	-	-	10,000	28,042
Standby letters of credit	1,156	-	-	-	1,156
Operating leases	595	992	721	2,917	5,225
Capitalized leases	252	504	503	4,011	5,270
Future benefits to be paid under retirement plans	198	3,064	1,037	760	5,059
Total	$356,311	$156,299	$69,847	$46,725	$629,182
Commitments:
Commitments to extend credit	$181,541	$-	$-	$-	$181,541
Commitment to invest in venture capital fund	$900	$-	$-	$-	$900
Total	$182,441	$-	$-	$-	$182,441

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. The Company adopted SFAS No.157 on January 1, 2008 (see Note M). The adoption of this Standard had no material effect on the Company’s results of operations or financial condition.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk, see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors of
United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 11, 2009

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	2008	2007
ASSETS

Cash and due from banks	$10,356	$14,219
Interest-bearing deposits	3,216	35
Total cash and cash equivalents	13,572	14,254

Short-term investments	1,071	1,030
Securities available for sale, at fair value	313,506	201,257
Securities held to maturity, at amortized cost (fair value of $3,238 at
December 31, 2008 and $3,631 at December 31, 2007)	3,191	3,632
Loans, net of allowance for loan losses of $8,250 at December 31, 2008
and $7,714 at December 31, 2007	864,421	819,117
Other real estate owned	998	880
Accrued interest receivable	4,706	4,477
Deferred tax asset, net	7,969	4,953
Stock in the Federal Home Loan Bank of Boston	12,223	10,257
Banking premises and equipment, net	12,125	10,600
Bank-owned life insurance	27,173	6,652
Other assets	2,179	2,172

TOTAL ASSETS	$1,263,134	$1,079,281

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$668,485	$616,672
Non-interest-bearing	114,178	102,010
Total deposits	782,663	718,682
Federal Home Loan Bank of Boston advances	208,564	107,997
Repurchase agreements	28,042	13,864
Escrow funds held for borrowers	1,667	1,356
Capitalized lease obligations	3,129	1,890
Accrued expenses and other liabilities	11,355	9,372
Total liabilities	1,035,420	853,161

Commitments and contingencies (Notes E and L)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
17,763,747 shares issued at December 31, 2008 and December 31, 2007	178	178
Paid-in capital	164,358	165,920
Retained earnings	75,888	73,026
Unearned compensation	(12,144)	(12,835)
Treasury stock, at cost (261,798 shares at December 31, 2008)	(3,497)	-
Accumulated other comprehensive income (loss), net of taxes	2,931	(169)
Total stockholders’ equity	227,714	226,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,263,134	$1,079,281

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

	2008	2007	2006
Interest and dividend income:
Loans	$50,175	$49,812	$42,338
Investments	14,109	8,200	8,843
Other interest-earning assets	530	1,238	1,021
Total interest and dividend income	64,814	59,250	52,202

Interest expense:
Deposits	17,831	21,942	18,695
Short-term borrowings	1,417	4,135	3,198
Long-term debt	5,755	4,006	2,754
Total interest expense	25,003	30,083	24,647

Net interest income before provision for loan losses	39,811	29,167	27,555

Provision for loan losses	1,846	1,425	969

Net interest income after provision for loan losses	37,965	27,742	26,586

Non-interest income:
Fee income on depositors’ accounts	4,638	4,432	4,190
Net gain (loss) on sales of securities	23	(95)	(222)
Impairment charges on securities	(1,377)	(180)	-
Wealth management income	799	692	426
Income from bank-owned life insurance	357	158	273
Other income	780	728	725
Total non-interest income	5,220	5,735	5,392

Non-interest expense:
Salaries and benefits	17,359	14,835	12,888
Occupancy expenses	2,327	1,925	1,792
Marketing expenses	1,440	1,374	1,436
Data processing expenses	3,190	2,735	2,474
Professional fees	1,679	1,276	1,148
Other expenses	4,695	3,894	4,298
Total non-interest expense	30,690	26,039	24,036

Income before income taxes	12,495	7,438	7,942

Income tax expense	5,197	3,061	3,018
NET INCOME	$7,298	$4,377	$4,924

Earnings per share:
Basic	$0.45	$0.26	$0.29
Diluted	$0.45	$0.26	$0.29

Weighted average shares outstanding:
Basic	16,043,727	16,852,566	17,139,599
Diluted	16,126,561	16,905,713	17,149,027

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2005	17,205,995	$172	$78,446	$66,944	$(6,092)	$-	$(2,465)	$137,005

Net income	-	-	-	4,924	-	-	-	4,924
Net unrealized gain on securities available for sale,
net of reclassification adjustments and taxes	-	-	-	-	-	-	514	514
Total comprehensive income								5,438
Cash dividends paid ($0.20 per share)	-	-	-	(1,462)	-	-	-	(1,462)
Treasury stock purchases	(341,945)	-	-	-	-	(4,405)	-	(4,405)
Reissuance of treasury shares in connection with
restricted stock grants	290,500	-	(3,741)	-	-	3,741	-	-
Stock-based compensation	-	-	728	-	-	-	-	728
ESOP shares committed to be released	-	-	87	-	320	-	-	407

Balances at December 31, 2006	17,154,550	172	75,520	70,406	(5,772)	(664)	(1,951)	137,711

Net income	-	-	-	4,377	-	-	-	4,377
Net unrealized gain on securities available for sale,
net of reclassification adjustments and taxes	-	-	-	-	-	-	2,463	2,463
Prior service costs on pension and other post
retirement benefit plans, net of tax	-	-	-	-	-	-	(681)	(681)
Total comprehensive income								6,159
Additional shares issued pursuant to second step
conversion and offering	320,739	2	(2)	-	-	-	-	-
Cancelation of common stock owned by United
Mutual Holding Company	(9,189,722)	(92)	92	-	-	-	-	-
Proceeds from issuance of common stock
pursuant to second-step conversion, net of
offering costs of $5,438	9,564,570	96	90,112	-	-	-	-	90,208
Cancelation of treasury shares	-	-	(1,914)	-	-	1,914	-	-
Capital contribution pursuant to dissolution
of United Mutual Holding Company	-	-	82	-	-	-	-	82
Shares purchased for ESOP	-	-	-	-	(7,538)	-	-	(7,538)
Cash dividends paid ($0.24 per share)	-	-	-	(1,757)	-	-	-	(1,757)
Treasury stock purchases	(86,390)	-	-	-	-	(1,250)	-	(1,250)
Stock-based compensation	-	-	1,880	-	-	-	-	1,880
ESOP shares committed to be released	-	-	150	-	475	-	-	625

Balances at December 31, 2007	17,763,747	178	165,920	73,026	(12,835)	-	(169)	226,120

Net income	-	-	-	7,298	-	-	-	7,298
Net unrealized gain on securities available for sale,
net of reclassification adjustments and taxes	-	-	-	-	-	-	3,331	3,331
Adjustments to pension and other post retirement
benefit plans, net of reclassificaton adjustments
and taxes	-	-	-	-	-	-	(231)	(231)
Total comprehensive income								10,398
Net costs from issuance of common stock
pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008 Equity
Incentive Plan	(359,581)	-	-	-	-	(4,240)	-	(4,240)
Shares repurchased in connection with restricted
stock forfeited for tax purposes	(10,086)	-	-	-	-	(125)	-	(125)
Reissuance of treasury shares in connection with
restricted stock grants and stock appreciation
rights exercised	314,069	-	(3,703)	-	-	3,703	-	-
Cash dividends paid ($0.27 per share)	-	-	-	(4,436)	-	-	-	(4,436)
Treasury stock purchases	(206,200)	-	-	-	-	(2,835)	-	(2,835)
Stock-based compensation	-	-	1,992	-	-	-	-	1,992
ESOP shares committed to be released	-	-	175	-	691	-	-	866

Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$7,298	$4,377	$4,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,846	1,425	969
ESOP expense	866	625	407
Stock-based compensation	1,992	1,880	728
Amortization of premiums and discounts	192	103	308
Depreciation and amortization	907	831	838
Amortization of intangible assets	30	30	25
Provision for other real estate owned	92	-	-
Net loss (gain) on sales of loans	-	5	(3)
Net loss (gain) on sale of other real estate owned	45	(14)	-
Net (gain) loss on sale of property and equipment	-	(4)	21
Net (gain) loss on sale of available for sale securities	(23)	95	222
Impairment charges on securities	1,377	180	-
Deferred income tax benefit	(3,577)	(2,348)	(1,679)
Increase in cash surrender value of bank-owned life insurance	(521)	(348)	(273)
Increase in accrued interest receivable	(229)	(157)	(392)
(Increase) decrease in other assets	(1,380)	(789)	475
Increase (decrease) in accrued expenses and other liabilities	1,842	3,697	(42)
Net cash provided by operating activities	10,757	9,588	6,528
Cash flows from investing activities:
Purchases of securities available for sale	(231,991)	(90,513)	(47,764)
Proceeds from sales of securities available for sale	51,448	16,537	28,896
Proceeds from calls, maturities and principal repayments of securities available for sale	72,136	66,579	55,430
Purchases of securities held to maturity	-	(675)	-
Proceeds from maturities, calls and principal repayments of securities held to maturity	435	274	75
Investment in short-term time deposits	(41)	(1,030)	-
Purchases of Federal Home Loan Bank of Boston stock	(1,966)	(983)	(2,686)
Proceeds from sales of other real estate owned	655	576	1,852
Net loan originations, purchases and principal repayments	(48,060)	(67,288)	(127,570)
Proceeds from sales of loans	-	2,041	170
Purchases of property and equipment	(1,113)	(685)	(1,372)
Cash paid to acquire Levine Financial Group	(92)	(55)	(100)
Proceeds from sale of property and equipment	-	21	-
Purchases of bank-owned life insurance	(20,000)	-	-
Net cash used in investing activities	(178,589)	(75,201)	(93,069)
Cash flows from financing activities:
Net increase in deposits	63,981	32,996	32,075
Net increase (decrease) in short-term borrowings	38,145	(51,145)	53,201
Proceeds from Federal Home Loan Bank of Boston long term advances	85,000	30,000	68,000
Repayments of Federal Home Loan Bank of Boston long term advances	(22,578)	(40,664)	(53,275)
Net increase in repurchase agreements	14,178	3,439	1,991
Net increase (decrease) in escrow funds held for borrowers	311	235	(8)
Payments on capitalized lease obligation	(225)	(158)	-
Repurchases of common stock to fund the 2008 Equity Incentive Plan	(4,240)	-	-
Treasury stock purchases	(2,960)	(1,250)	(4,405)
Cash dividends paid	(4,436)	(1,757)	(1,462)
Net (costs) proceeds from stock offering subscriptions	(26)	90,290	-
Acquisition of common stock by ESOP	-	(7,538)	-
Net cash provided by financing activities	167,150	54,448	96,117
(Decrease) increase in cash and cash equivalents	(682)	(11,165)	9,576
Cash and cash equivalents at beginning of year	14,254	25,419	15,843
Cash and cash equivalents at end of year	$13,572	$14,254	$25,419

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$24,793	$30,361	$24,353
Income taxes – net	9,612	2,467	3,882
Non-cash item:
Capitalized lease asset and obligations	$1,308	$1,932	$-
Transfer of loans to other real estate owned	910	880	562

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, United Bank. UCB Securities, Inc. is a subsidiary of the Bank and is engaged in buying, selling and holding of securities. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as “the Company”.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses and the other than temporary impairment of securities.

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest-bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have original maturities of 90 days or less.

Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of taxes, as a separate component of stockholders’ equity.  The Company had no securities classified as trading at December 31, 2008 and 2007.

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
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loans

Real estate mortgage loans and other loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses. The Company does not originate loans for the purpose of resale.

Interest on most loans is included in income as earned based upon interest rates applied to unpaid principal using the simple interest method. Accrual of interest on loans is discontinued when in the judgment of management the collectibility of principal or interest becomes doubtful or when a loan becomes contractually past due 90 days with respect to principal or interest. The accrual of interest on residential mortgage loans, however, may continue even though they are 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period interest income. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income according to management’s judgment as to the collectibility of principal. Interest accruals are resumed on such loans only when they are brought fully current as to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible.

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

A loan is classified as a troubled debt restructuring if the Company, for economics or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of debt.  Interest income on structured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2008, 2007 and 2006
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

Other Intangible Assets

Intangible assets are initially recorded at their estimated fair value and are amortized on a straight-line basis over their estimated useful lives. These assets are evaluated for impairment if circumstances suggest that their value may be impaired.

In 2006, the Company acquired Levine Financial Group, a financial management company with $88 million in assets under management. The maximum purchase price was $300 with $100 paid in cash and $200 contingent upon customer retention.  In 2008, the customer relationship intangible asset was reduced by $53 to $247 as the customer retention target established in the contingency agreement was not met. The Company recognized amortization totaling $30 for the years ended December 31, 2008 and 2007.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
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

Bank Owned Life Insurance

The cash surrender value of Bank Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans, is recorded as an asset. As of December 31, 2008 and 2007 there were no deferred acquisition costs, surrender costs or loans. Changes to the cash surrender value are recorded in non-interest income, net of premiums paid.

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
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In 2007, the Company established an unfunded supplemental executive retirement plan (SERP) for certain employees that provides benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. This plan is nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Company; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor.

In 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). SFAS 158 further requires the determination of the fair values of plan assets at year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of AOCI. This Statement was effective as of December 31, 2006 but was not applicable to the Company until the Senior Executive Retirement Plan and Director Retirement Plan were adopted in 2007 as discussed in Note K.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax basis of the Company’s assets and liabilities and certain tax carryforwards at enacted tax rates.

Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management's belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2008 or 2007 for deferred tax assets.

Under FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company reports interest and penalties associated with tax obligations in other non-interest expense.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	2008	2007	2006
Change in unrealized holding gains on available for sale
securities	$4,028	$4,562	$633
Reclassification adjustment for losses realized in
income	1,354	275	222
Net change in unrealized gains	5,382	4,837	855
Tax effect	(2,051)	(2,374)	(341)
	3,331	2,463	514
Pension liability for retirement plans	(514)	(1,152)	-
Pension liability adjustment	136	-	-
	(378)	(1,152)	-
Tax effect	147	471	-
	(231)	(681)	-
Other comprehensive income	$3,100	$1,782	$514

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The components of accumulated other comprehensive income are as follows:

	December 31, 2008
	Gross	Tax	Net of
	Amount	Effect	Tax

Unrealized gain on securities available for sale	$6,173	$2,331	$3,842
Pension liability	(1,530)	619	(911)

	December 31, 2007
	Gross	Tax	Net of
	Amount	Effect	Tax

Unrealized gain on securities available for sale	$791	$279	$512
Pension liability	(1,152)	471	(681)

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
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Concluded

Recent Accounting Developments

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on its financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Available for Sale
December 31, 2008:
Debt Securities:
Government-sponsored enterprises	$467	$-	$(2)	$465
Mortgage-backed securities	294,824	6,601	(314)	301,111
Municipal bonds	10,504	83	(195)	10,392
Corporate bonds	1,538	-	-	1,538
Total	$307,333	$6,684	$(511)	$313,506

December 31, 2007:
Debt Securities:
Government-sponsored enterprises	$45,447	$51	$(24)	$45,474
Mortgage-backed securities	146,764	1,270	(453)	147,581
Municipal bonds	5,295	8	(19)	5,284
Corporate bonds	2,820	5	(47)	2,778
Total debt securities	200,326	1,334	(543)	201,117
Marketable equity securities	140	-	-	140
Total	$200,466	$1,334	$(543)	$201,257

	Amortized	Unrealized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Held to Maturity
December 31, 2008:
IRB	$1,122	$-	$-	$1,122
Municipal bonds	2,069	49	(2)	2,116
Total	$3,191	$49	$(2)	$3,238

December 31, 2007:
IRB	$1,197	$-	$-	$1,197
Municipal bonds	2,435	11	(12)	2,434
Total	$3,632	$11	$(12)	$3,631

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES - Continued

As of December 31, 2008, the Bank has pledged securities with an amortized cost of $19,169 and a fair value of $19,310 to secure treasury, tax and loan deposits at the Federal Reserve Bank of Boston and to secure customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston, as discussed further in Note G.

Gross unrealized losses and fair values at December 31, 2008 and 2007 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
2008:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$465	$(2)	$-	$-	1	$465	$(2)
Mortgage-backed securities	17,654	(216)	4,256	(98)	28	21,910	(314)
Municipal bonds	5,652	(195)	-	-	17	5,652	(195)
Corporate bonds	-	-	-	-	-	-	-
Total	$23,771	$(413)	$4,256	$(98)	46	$28,027	$(511)

Securities Held to Maturity
Municipal bonds	$385	$(2)	$-	$-	1	$385	$(2)
Total	$385	$(2)	$-	$-	1	$385	$(2)

2007:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$-	$-	$8,600	$(24)	6	$8,600	$(24)
Mortgage-backed securities	23,159	(190)	29,410	(263)	53	52,569	(453)
Municipal bonds	2,277	(19)	-	-	6	2,277	(19)
Corporate bonds	1,857	(47)	-	-	2	1,857	(47)
Total	$27,293	$(256)	$38,010	$(287)	67	$65,303	$(543)

Securities Held to Maturity
Municipal bonds	$666	$(9)	$757	$(3)	6	$1,423	$(12)
Total	$666	$(9)	$757	$(3)	6	$1,423	$(12)

Management has evaluated the securities in the preceding tables and has recognized a pre-tax, non-cash charge of $1.3 million in 2008 for other-than-temporary impairment (“OTTI”) of the Company’s $2.8 million trust preferred securities portfolio. Management also recognized an OTTI charge of $94 in 2008 for a $388 municipal security. Management based its assessment on the issuers’ credit ratings, credit outlook, payment status and financial condition, the length of time the bonds have been in a loss position, the size of the loss position and other meaningful information.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Concluded

Management has concluded that none of the other securities have experienced impairments that are other-than temporary.  In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information. Management believes that the current unrealized loss position is related to the current interest rate environment. The Company has the ability to hold these securities until the earlier of maturity or a market price recovery and currently has no plans to dispose of any of these securities.

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2008	2007	2006

Proceeds from sales	$51,448	$16,537	$28,896
Gross gains	72	40	56
Gross losses	(49)	(135)	(278)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2008, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2008
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$372	$372
Due from one year to five years	12,657	12,817	918	938
Due from five years to ten years	17,473	18,017	764	793
Due after ten years	277,203	282,672	1,137	1,135
	$307,333	$313,506	$3,191	$3,238

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET

The components of loans are as follows at December 31:

	2008	2007

One- to four-family residential real estate	$356,428	$339,470
Commercial real estate	248,457	214,776
Construction	32,082	42,059
Home equity loans	120,724	116,241
Commercial and industrial	84,919	81,562
Automobile	17,332	22,461
Consumer	10,334	8,126
Total loans	870,276	824,695

Net deferred loan costs and fees	2,395	2,136
Allowance for loan losses	(8,250)	(7,714)
Loans, net	$864,421	$819,117

The Company’s lending activities are conducted principally in Western Massachusetts.  The Bank grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans.  In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties.  Most loans granted by the Company are collateralized by real estate. The Company also from time-to-time purchases commercial loans secured by real estate. The ability and willingness of the single family residential, commercial and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values.  The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

Nonaccrual loans amounted to approximately $4,797 and $1,785 at December 31, 2008 and 2007, respectively.  Additional interest income of approximately $132, $69 and $71 would have been recorded during the years ended December 31, 2008, 2007 and 2006, respectively, if the loans had performed in accordance with their original terms.

At December 31, 2008 and 2007, the recorded investment in impaired loans was $4,797 and $1,785, respectively. An allowance for loan losses was established on $4,797 and $1,785 of the impaired loans at December 31, 2008 and 2007, respectively, which allowances amounted to $343 and $223 at the respective year-ends. The average balance of impaired loans was $3,961, $2,154 and $2,076 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income recognized on impaired loans during 2008, 2007 and 2006 was not significant.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2008	2007

Beginning balance	$1,127	$1,150
New loans	829	460
Repayments	(257)	(483)
Ending balance	$1,699	$1,127

The Company does not presently originate loans for the purpose of reselling them in the secondary market but has occasionally sold residential mortgage loans from its portfolio ($2,046 in 2007). Loans serviced by the Company for others totaled $30,249 and $33,758 at December 31, 2008 and 2007, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2008 and 2007.

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2008	2007	2006

Balance at beginning of year	$7,714	$7,218	$6,382
Provision for loan losses	1,846	1,425	969
Charge-offs	(1,336)	(983)	(186)
Recoveries	26	54	53
Balance at end of year	$8,250	$7,714	$7,218

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE E – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2008	2007	Estimated Useful Lives

Land and improvements	$2,387	$2,387
Buildings and improvements	8,076	7,625	25 - 40 Years
Leasehold improvements	471	471	Lesser of useful life or term of lease
Furniture and equipment	2,104	1,802	5 Years
Assets under capitalized lease	3,240	1,932	Lesser of lease term or useful life
	16,278	14,217
Less accumulated depreciation
and amortization	(4,153)	(3,617)
	$12,125	$10,600

Depreciation and amortization expense, including amortization for capitalized leases, totaled $907, $831 and $838 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leases eight of its branches, two ATM facilities and two financial services offices. Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $645, $408 and $363, respectively. The leases, which are noncancelable, expire at various dates through 2031. The Company also entered into a capital lease obligation for two of its branches. Future minimum rental commitments under the terms of these leases are as follows:

	Operating	Capital
	Leases	Leases	Total
Years ending December 31,

2009	$595	$252	$847
2010	555	252	807
2011	437	252	689
2012	374	252	626
2013	347	251	598
Thereafter	2,917	4,011	6,928
Total minimum lease payments	$5,225	$5,270	$10,495

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE E – BANKING PREMISES AND EQUIPMENT - Concluded

At December 31, 2008 the Company had $3,129 in capital lease obligations consisting of $5,270 in commitments for future payments reduced by capitalized interest totaling $2,141. For the years ended December 31, 2008 and 2007 the Company recognized interest expense on the capital lease obligations of $156 and $116, respectively.

NOTE F – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2008	2007

Demand	$114,178	$102,010
NOW	32,390	35,207
Savings	99,492	65,711
Money market	160,736	168,107
Certificates of deposit	375,867	347,647
	$782,663	$718,682

Certificates of deposit with balances greater than or equal to $100 totaled $150,356 and $126,880 at December 31, 2008 and 2007, respectively.  The maturity of certificates of deposit with balances greater than or equal to $100 as of December 31, 2008 is as follows:

Three months or less	$55,336
Over three months through six months	26,088
Over six months through one year	33,713
Over one year to three years	28,057
Over three years	7,162
Total	$150,356

The scheduled maturities of time deposits at December 31, 2008, are as follows:

Less than one year	$281,068
Over one year to two years	41,173
Over two years to three years	35,967
Over three years to four years	5,830
Over four years to five years	11,829
Total time deposits	$375,867

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE F – DEPOSITS - Concluded

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2008	2007	2006

NOW	$171	$178	$103
Regular savings	1,015	593	638
Money market	3,336	5,631	5,125
Certificates of deposit	13,309	15,540	12,829
Total	$17,831	$21,942	$18,695

NOTE G – BORROWINGS

Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and as such, is required to invest in stock of the FHLBB. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase its stock prior to expiration of the five year redemption notice. The Bank’s ability to redeem FHLBB shares is dependent on the redemption policies of the FHLBB. The Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

The FHLBB is authorized to make advances to its members subject to such regulations and limitations as its Board of Directors may prescribe. The Bank’s advances are secured by its FHLBB stock and a blanket lien on certain qualified collateral, primarily one-to four-family first mortgage loans and certain debt securities. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $282,051 at December 31, 2008. At December 31, 2008 and 2007, the Bank had no borrowing against the line of credit.

Advances outstanding at December 31, 2008, 2007 and 2006 consisted of the following:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Within 1 year	$55,000	1.26%	$17,152	5.00%	$65,000	5.16%
Over 1 year to 2 years	22,279	4.35%	13,000	5.13%	16,411	5.06%
Over 2 years to 3 years	52,321	4.03%	26,767	4.15%	13,000	5.13%
Over 3 years to 4 years	8,033	4.34%	23,267	4.60%	16,111	3.20%
Over 4 years to 5 years	41,894	4.02%	9,968	4.34%	39,184	4.60%
Over 5 years	29,037	3.84%	17,843	4.36%	20,100	4.32%
	$208,564	3.32%	$107,997	4.55%	$169,806	4.73%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE G – BORROWINGS – Concluded

Included in the balance of advances due within one year at December 31, 2008 are $42,000 in short-term borrowings which matured on January 2, 2009 and which bore interest at 0.0625%.

At December 31, 2008, advances in the amount of $25,000 are callable at the option of the FHLBB during 2009, 2012 and 2013.

Repurchase Agreements

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2008 the balances of these customer repurchase agreements totaled $18,042 and had a weighted average rate of 1.60%. The following table summarizes repurchase agreement activity for the years indicated:

	At or For the Years Ended December 31,
	2008	2007	2006

Balance at year-end	$18,042	$13,864	$10,425
Average amount outstanding during the year	8,534	7,788	5,546
Interest expense incurred during the year	158	259	167
Maximum amount outstanding at any month-end	18,042	13,864	10,425
Average interest rate during the year	1.85%	3.33%	3.01%
Weighted average interest rate at year-end	1.60%	3.12%	3.38%

In addition the Company has a $10,000 structured term reverse repurchase agreement secured through another financial institution. The $10,000 reverse repurchase agreement matures in 2018, is callable in 2011 and has a rate of 2.73%. All of the repurchase agreements are secured by mortgage-backed securities issued by government sponsored enterprises.

NOTE H – INCOME TAXES

The provision for federal and state income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
Current tax provision:
Federal	$6,942	$4,240	$3,618
State	1,832	1,161	1,079
	8,774	5,401	4,697
Deferred tax benefit:
Federal	(2,890)	(1,719)	(1,289)
State	(687)	(621)	(390)
	(3,577)	(2,340)	(1,679)

Tax provision	$5,197	$3,061	$3,018

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE H – INCOME TAXES – Continued

The following table summarizes the difference between the Company’s statutory federal income tax rate and its effective rate:

	Years Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.0	4.8	5.7
Stock-based compensation	1.6	2.6	-
Tax-exempt obligations	(1.3)	(0.9)	-
Bank owned life insurance	(1.0)	(0.7)	-
Other, net	2.3	1.4	(1.7)

Effective tax rate	41.6%	41.2%	38.0%

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax asset:
Federal	$7,694	$4,868
State	2,322	1,729
	10,016	6,597
Deferred tax liability:
Federal	(1,771)	(1,280)
State	(276)	(364)
	(2,047)	(1,644)

Net deferred tax asset:	$7,969	$4,953

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	At December 31,
	2008	2007
Cash basis of accounting	$41	$28
Investments:
Net unrealized gain on securities
available for sale	(992)	(283)
Impairment loss on preferred stock	-	22
Retirement benefits	619	471
Depreciation	699	704
Deferred expense	(1,027)	(1,077)
Allowance for loan losses	3,295	3,158
Employee benefit plans	2,178	1,739
Market value adjustment on loans	3,156	(275)
Contribution carryover	-	454
Other	-	12

Net deferred tax asset	$7,969	$4,953

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE H – INCOME TAXES – Concluded

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2008	2007

Balance at beginning of year	$4,953	$2,851
Deferred tax benefit	3,577	2,340
Change in unrealized gain on securities
available for sale	(561)	(238)
Balance at end of year	$7,969	$4,953

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 and 2006 federal income tax returns in the second quarter of 2007.  During the quarter ended March 31, 2008, the IRS proposed certain adjustments challenging the methodology used by the Company to estimate the fair market value of its residential mortgage portfolio under Internal Revenue Code (“IRC”) Sec. 475.  The change in fair value calculated under IRC Sec. 475 is considered a temporary difference in the Company’s FAS109 deferred income tax calculations. In June 2008, the Company agreed to a settlement of the proposed adjustments with the IRS.  As a result, for tax years 2005 and 2006 the Company had a tax deficiency of $994,000 and related interest due of $76,000. In conjunction with the settlement, the Company has amended its calculation of the fair market value of its residential mortgage portfolio beginning with the 2007 tax year.

The Bank’s base year reserve (as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise.  Accordingly, the Bank has not recorded a deferred tax liability of approximately $2,600 relating to approximately $6,200 of cumulative tax deductions related to loans generated prior to December 31, 1995.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE I – EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 is presented below.

	Years Ended December 31,
	2008	2007	2006

Net income	$7,298	$4,377	$4,924
Weighted average common shares applicable to
basic EPS (1, 4)	16,043,727	16,852,566	17,139,599
Effect of dilutive potential common shares (2, 3)	82,834	53,147	9,428
Weighted average common shares applicable to
diluted EPS	16,126,561	16,905,713	17,149,027

Earnings per share:
Basic	$0.45	$0.26	$0.29
Diluted	$0.45	$0.26	$0.29

(1) In December 2007, the Company completed a second-step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering. All share data in prior periods have been adjusted by the exhange ratio.
(2) For the years ended December 31, 2008, 2007 and 2006, options to purchase 1,175,964, 785,275 and 778,510 shares, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.
(3) Includes incremental shares related to stock options and restricted stock.
(4) Excludes shares repurchased in June 2008 through September 2008 to fund the 2008 Equity Incentive Plan.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE J – STOCK-BASED INCENTIVE PLANS

The Company’s 2008 Equity Incentive Plan (the “2008 Incentive Plan”) was approved by the shareholders at its Annual Meeting held in June 2008. The 2008 Incentive Plan will remain in effect for a period of ten years and authorizes the issuance of up to 1,258,534 shares of Company common stock pursuant to grants of restricted stock awards, restricted stock unit awards, incentive stock options, non-statutory stock options and stock appreciation rights; provided, however, that no more than 898,953 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 359,581 shares may be issued or delivered pursuant to restricted stock awards or restricted stock unit awards. Employees and outside directors of the Company are eligible to receive awards under the 2008 Incentive Plan. The holders of restricted stock awards also have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the 2008 Incentive Plan, all outstanding stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

The Company’s 2006 Stock-Based Incentive Plan (the “2006 Incentive Plan”) was approved by shareholders at the Company’s Annual Meeting held in July 2006. The 2006 Incentive Plan will remain in effect for a period of ten years and provides for the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options. As of a result of the Company’s second step conversion and offering completed in December 2007 and in accordance with provisions in the 2006 Incentive Plan, the Board of Directors voted to adjust the total number of shares authorized for grant, the number of stock options outstanding and the exercise prices for outstanding options by the exchange ratio of 1.04079. Employees and outside directors of the Company are eligible to receive awards under the 2006 Incentive Plan. The holders of restricted stock awards also have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the 2006 Incentive Plan, all outstanding stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

Under the incentive plans, stock options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years. Stock options vest based on continued service with the Company over the five year period following the grant date. The compensation cost related to stock options is based upon the fair value for each option as of the date of the grant determined using the Black-Scholes option pricing model.  The Black-Scholes model requires the Company to provide estimates of the expected term, volatility of the underlying stock, the stock’s dividend yield and the discount rate.  The Company intends to repurchase shares in the open market to satisfy stock option exercises.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE J – STOCK-BASED INCENTIVE PLANS – Continued

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date.  Restricted stock awards generally vest based upon continuous service with the Company over the five year period following the grant date.  During the vesting period, participants are entitled to dividends for all awards.

A combined summary of activity in the Company’s incentive plans for the years ended December 31, 2007 and 2008 is presented in the following table:

		Stock Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant	Number of	Exercise
	for Grant	Shares	Value	Shares	Price

Balance at December 31, 2006	140,534	302,354	$12.35	778,510	$12.37

Granted	(6,765)	-	-	6,765	11.36
Stock options exercised	-	-	-	-	-
Shares vested	-	(68,375)	12.35	-	-
Forfeited	-	-	-	-	-
Cancelled	-	-	-	-	-

Balance at December 31, 2007	133,769	233,979	$12.35	785,275	$12.36

New Incentive Plan	1,258,534	-	-	-	-
Granted	(1,093,000)	313,500	11.66	779,500	11.66
Stock options exercised	-	-	-	(3,538)	12.35
Shares vested	-	(58,487)	12.36	-	-
Forfeited	12,387	-	-	(12,387)	12.35
Cancelled	23,105	-	-	(23,105)	12.35

Balance at December 31, 2008	334,795	488,992	$11.91	1,525,745	$12.00

(1) In conjunction with the Company's second-step conversion in December 2007, the numbers of shares and weighted average prices for 2006 and 2007 have been adjusted by the conversion ratio of 1.04079.

On June 19, 2008, the Company granted 755,000 stock options and 313,500 restricted shares to certain directors and employees under the 2008 Incentive Plan.  The stock options had a weighted average value of $2.57 per share, with a total grant date fair value of $1,940.  The restricted shares had a weighted average value of $11.66 per share, with a total grant date fair value of $3,655. In 2008, the Company also granted 24,500 stock options to certain employees under the 2006 Incentive plan.  The stock options had a weighted average fair value of $2.39 per share and a grant date fair value of $59,000.  In 2007, the Company granted 6,765 stock options with a weighted average value of $3.08 per share and a total grant date fair value of $21.  No new restricted shares were granted in 2007. At December 31, 2008 the Company has 94,718 restricted shares and 240,077 stock options available for grant under the incentive plans.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE J – STOCK-BASED INCENTIVE PLANS - Concluded

The Company’s total compensation cost for shared-based payment arrangements was $1,992 in 2008 and $1,864 in 2007. The Company recorded tax benefits of $204 in 2008 and $191 in 2007 related to the recognition of the shared-based compensation expense. As of December 31, 2008, compensation costs related to non-vested stock awards totaling $7,578 have not been recognized. These costs will be recognized over an estimated weighted average period of 3.2 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2008 and 2007.

	2008	2007

Weighted average fair value	$2.57	$3.08
Expected term (short-cut method)	6.50 years	6.50 years
Volatility	19.30%	25.00%
Expected dividend yield	1.88%	2.00%
Weighted average risk-free interest rate	3.89%	4.36%

A summary of stock options outstanding and exercisable at December 31, 2008 is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	1,525,745	302,439
Weighted average exercise price	$12.00	$12.33
Aggregate intrinsic value	$4,789	$850
Weighted average remaining contractual term	8.6 years	7.4 years

NOTE K – EMPLOYEE BENEFIT PLANS

Retirement  Plans

The Company maintained a defined benefit retirement plan for its employees through a multi-employer defined benefit plan sponsored by the Co-operative Banks Employees’ Retirement Association (CBERA). In the fourth quarter of 2006, following a comprehensive review of the Company’s employee benefit plans, the Board of Directors voted to freeze the defined benefit pension plan effective April 30, 2007. All benefits earned by eligible plan participants were frozen at that date and, accordingly, no additional expense related to the plan has been or will be recognized in future periods. The Company recognized pension expense based upon assessments by CBERA. The Company’s contributions to the plan were $227 and $397 for the years ended December 31, 2007 and 2006, respectively. Under the plan, retirement benefits were based on years of service and the highest average compensation. The Company also sponsors a defined contribution plan. Employees make voluntary contributions which are matched by the Company up to a maximum of 5% of the employee’s qualified salary. The contributions matched by the Company were $389, $367 and $307 for the years ended December 31, 2008, 2007 and 2006, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS – Continued

Incentive Plan

The Company maintains an incentive plan in which employees are eligible to participate.  The incentive plan provides for awards based on the achievement of both individual and Company performance goals, subject to approval by the Board of Directors.  Related expense amounted to $838, $409 and $547 for the years ended December 31, 2008, 2007 and 2006, respectively.

Senior Executive Retirement Plan

The Company has entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers.  The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility.  Effective October 1, 2007, the Company consolidated the Agreements of current senior executives into a Senior Executive Retirement Plan (the “SERP”).  The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $822 and $863 at December 31, 2008 and 2007, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense for the Agreements, excluding interest, was $18, $114 and $162 for the years ended December 31, 2008, 2007 and 2006, respectively.

The SERP replaced the individual Agreements for current officers.  The new SERP includes two additional executives. The SERP provides that each executive will receive supplemental benefits, to the extent vested, commencing 180 days following separation from service. The supplemental benefit will be equal to the percentage of the executive’s final average compensation set forth in each executive’s participation agreement, multiplied by a fraction, the numerator of which is the executive’s years of employment with United Bank and the denominator of which is set forth in the executive’s participation agreement. The supplemental benefit will commence on the executive’s normal benefit date and will be payable in a lump sum, unless the executive has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit.  The SERP is unfunded and is considered a nonqualified plan under the Internal Revenue Code. The SERP is accounted for as a defined benefit plan under the provisions of SFAS Nos. 87, 132(R) and 158. SFAS 158 requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income. SFAS 158 also requires the determination of the fair values of a plan’s assets at a company’s year-end and the recognition of prior service costs or credits as a component of accumulated other comprehensive income.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS - Continued

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Additional directors will begin participation in the plan as of the first day of the plan year in which they become members of the board of directors.  Retired directors will continue to receive benefits under the Directors Fee Continuation Plan.  At December 31, 2008 and 2007, the Company’s recorded liability for this plan amounted to $517 and $594, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company did not record an expense for the year ended December 31, 2008. The expense associated with this plan, excluding interest, was $10 and $59 for the years ended December 31, 2007 and 2006, respectively.

Director Retirement Plan

The Director Retirement Plan will provide for the payment of normal retirement benefits upon the director’s separation from service on or after attainment of his normal retirement age (age 72 or age 65 with 10 years of service). The normal retirement benefit will generally be equal to 70% of the average annual director’s fees over the highest three years during a Director’s final 10 years of service, and will be payable in 10 annual installments commencing within 60 days after the director’s separation from service. In the event a participant has a separation from service prior to his normal retirement date (other than due to termination for cause, disability or death), the participant will be entitled to a lesser benefit payable in ten annual installments commencing at age 65. The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%. The supplemental benefit will commence on the director’s normal benefit date and will be payable in a lump sum, unless the director has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit. A director’s benefit percentage will accelerate to 100% upon the director’s separation from service due to death, disability or a change in control. The Director Retirement Plan is accounted for as a defined benefit plan under the provisions of SFAS Nos. 87, 132(R) and 158.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS - Continued

The following table summarizes the changes in the projected benefit obligation (PBO), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2008 and 2007.  These plans had no assets at December 31, 2008 and 2007.  Amounts recognized at December 31, 2008 and 2007 are reflected in the net deferred tax asset and accrued expenses and other liabilities on the consolidated balance sheets.

	At or For the Years Ended December 31,
	2008		2007
		Director		Director
		Retirement		Retirement
	SERP	Plan	SERP	Plan

Change in projected benefit obligation:
Beginning of period	$1,796	$588	$1,707	$567
Service cost	306	57	63	13
Interest cost	137	31	26	8
Actuarial loss	482	32	-	-
Benefits paid	-	-	-	-
End of period	$2,721	$708	$1,796	$588
Funded status:
Accrued benefit cost	$2,721	$708	$1,796	$588
Amounts recognized in accumulated other
comprehensive income consist of:
Transition obligation	-	-	-	-
Prior service cost	(746)	(292)	(823)	(329)
Net losses	(459)	(32)	-	-
Total	$(1,205)	$(324)	$(823)	$(329)
Weighted-average assumptions used to
determine benefit obligations:
Discount rate	6.00%	5.00%	6.00%	5.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

Components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2008		2007
		Director		Director
		Retirement		Retirement
	SERP	Plan	SERP	Plan
Periodic benefit cost:
Service cost	$306	$57	$63	$13
Interest cost	137	31	26	8
Total pension cost	443	88	89	21
Prior service cost amortization	76	36	19	9
Net loss amortization	24	-	-	-
Net periodic benefit cost	$543	$124	$108	$30

Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS - Continued

The unrecognized prior service cost is being amortized over a period of ten years. In 2009, approximately $96 and $37 in prior service cost for SERP and the Director Retirement Plan, respectively, is expected to be recognized as a component of net periodic benefit cost.

At December 31, 2008, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

		Director
		Retirement
	SERP	Plan
Years ending December 31,

2009	$-	$198
2010	-	-
2011	3,064	-
2012	856	181
2013	-	-
2014 through 2018	-	760
Total expected benefit payments	$3,920	$1,139
The Company does not expect to contribute assets to these plans in 2009.

Employee Stock Ownership Plan

In connection with the Company’s 2005 initial public offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The Company issued 641,301 shares of common stock to the ESOP in exchange for a twenty-year note. In connection with the Company’s second step conversion, the number of shares in the plan has been adjusted by the exchange ratio of 1.04079 to total 667,458 shares. The loan amount was approximately $6,413 and was recorded as "Unearned Compensation" within stockholders' equity.  The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest. In November 2006, the Board of Directors voted to accelerate its Employee Stock Ownership Plan benefit from a twenty (20) year to a fifteen (15) year allocation period beginning in 2007.

As part of the Company’s 2007 second step conversion and offering, an additional 753,834 shares of common stock were contributed to the ESOP in exchange for a twenty-year note.  The loan amount was approximately $7,538 and was recorded as "Unearned Compensation" within stockholders' equity.  The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest.  The Board of Directors voted to use a twenty (20) year allocation period for the related ESOP benefit beginning in 2008.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE K – EMPLOYEE BENEFIT PLANS – Concluded

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares held by the plan trustee in a suspense account for allocation among the participants as the loan is repaid.  The Company reports compensation expense equal to the average daily market price of the shares as they are committed to be released from the suspense account.  Total compensation expense applicable to the ESOP amounted to $866, $625 and $406 for the years ended December 31, 2008, 2007 and 2006, respectively.

Shares held by the ESOP, adjusted by the exchange ratio of 1.04079, include the following:

	December 31,
	2008	2007	2006

Allocated	109,880	64,738	33,372
Committed to be released	71,707	46,208	33,372
Unallocated	1,236,631	1,308,339	600,714
	1,418,218	1,419,285	667,458

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2008, 2007 and 2006 was $18,723, $14,281 and $7,965, respectively.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE L – COMMITMENTS AND CONTINGENCIES - Continued

Financial instruments with off-balance sheet risk at December 31, 2008 and 2007 are as follows:

	2008	2007

Unused lines of credit	$155,448	$146,579
Amounts due mortgagors	14,479	31,168
Standby letters of credit	1,156	1,627
Commitments to originate loans	10,458	15,890

Included in commitments to originate loans at December 31, 2008 and 2007 are fixed rate commitments in the amount of $7,127 and $13,275, at interest ranges of 5.00% to 7.00% and 5.34% to 8.25%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2008 and 2007 exceeds 100%.

The Company has a commitment to invest up to $1,000 in a venture capital fund. As of December 31, 2008 the Company has contributed $100 to the fund.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE L – COMMITMENTS AND CONTINGENCIES – Concluded

Employment and change in control agreements

The Company has entered into a three-year employment agreement with its President and Chief Executive Officer expiring in 2011. This agreement generally provides for a base salary and the continuation of certain benefits currently received. Annually the Company may extend the agreement for an additional year.  Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

The Company also entered into three-year change in control agreements with certain executive officers, none of whom are covered by an employment agreement.  The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Litigation

The Company is subject to various legal actions arising in the normal course of business.  At December 31, 2008, the Company was not involved in any material legal proceedings.

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

Effective January 1, 2008, the Company adopted SFAS No. 157 (for financial assets and liabilities), which provides a framework for measuring fair value under generally accepted accounting principles.  In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Level  1 –  Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. government and government-sponsored enterprises that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level  2 –  Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 includes mortgage-backed securities issued by government-sponsored enterprises. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets measured at fair value on a recurring basis, are summarized below:

	At December 31, 2008
				Total
	Level 1	Level 2	Level 3	Fair Value

Securities available for sale	$465	$311,209	$1,832	$313,506
Mortgage servicing rights	-	-	124	124

Total	$465	$311,209	$1,956	$313,630

The Company has no liabilities measured at fair value on a recurring basis at December 31, 2008.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis.

Balance as of January 1, 2008	$136
Transfers in and out of Level 3, net	3,155
Total realized/unrealized losses included in net income	(1,389)
Decrease in unrealized loss	54
Purchases, sales, issuances and settlements	-

Balance as of December 31, 2008	$1,956

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related assets for the year ended December 31, 2008.

	At or For the Year Ended December 31, 2008
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Loans	$-	$5,362	$-	$(120)
Other real estate owned	-	998	-	(137)
Other assets	-	-	1,320	-
Total assets	$-	$6,360	$1,320	$(257)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Other assets consist of equity securities accounted for at cost.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments

For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at December 31, 2008 also approximates fair value.

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

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using a valuation method selected by management.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

Repurchase Agreements

The Company enters into overnight repurchase agreements with its customers. Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance. The Company also secures term repurchase agreements through other financial institutions. The fair value of these agreements are determined by discounting the anticipated future cash payments using rates currently available to the Bank for debt with similar terms and remaining maturities.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS– Concluded

Off-Balance Sheet Instruments

Fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note L, the fair value equals the carrying amounts which are not significant.

The fair value of the Company’s financial instruments is as follows at December 31:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$13,572	$13,572	$14,254	$14,254
Short-term investments	1,071	1,071	1,030	1,030
Securities available for sale	313,506	313,506	201,257	201,257
Securities held to maturity	3,191	3,238	3,632	3,631
Stock in Federal Home Loan Bank of Boston	12,223	12,223	10,257	10,257
Net loans	864,421	870,731	819,117	822,309
Accrued interest receivable	4,706	4,706	4,477	4,477

Financial Liabilities:
Deposits (with no stated maturity)	406,796	406,796	371,035	371,035
Time deposits	375,867	378,424	347,647	347,828
Federal Home Loan Bank of Boston advances	208,564	217,236	107,997	108,791
Repurchase agreements	28,042	28,021	13,864	13,864
Accrued interest payable	627	627	417	417

NOTE N – STOCKHOLDERS’ EQUITY

Regulatory Capital

The Bank is subject to various minimum regulatory capital standards promulgated by The Office of Thrift Supervision (“OTS”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  United Financial Bancorp, Inc is not subject to capital guidelines.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE N – STOCKHOLDERS’ EQUITY – Continued

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

The OTS capital rule requires savings associations to hold a ratio of 1.5% tangible capital to tangible assets.  Tangible equity is defined as core capital less tangible assets. Tangible assets are defined as adjusted total assets less intangible assets.

As of December 31, 2008, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

								To Be Well Capitalized
				For Capital				Under Regulatory
	Actual			Adequacy Purposes				Framework
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2008:

Total Risk-based Capital
(to Risk Weighted Assets)	$162,782	18.7%	>	$69,590	>	8.0%	>	$86,988	>	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	154,532	17.8%	>	34,795	>	4.0%	>	52,193	>	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	154,532	12.3%	>	50,231	>	4.0%	>	62,789	>	5.0%

Tangible Equity
(to Tangible Assets)	154,532	12.3%	>	18,837	>	1.5%	>		N/A

As of December 31, 2007:

Total Risk-based Capital
(to Risk Weighted Assets)	$155,973	20.3%	>	$61,624	>	8.0%	>	$77,029	>	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	148,259	19.3%	>	30,812	>	4.0%	>	46,218	>	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	148,259	14.0%	>	42,347	>	4.0%	>	52,934	>	5.0%

Tangible Equity
(to Tangible Assets)	148,259	14.0%	>	15,880	>	1.5%	>		N/A

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE N – STOCKHOLDERS’ EQUITY – Continued

The following table provides a reconciliation of total consolidated equity to capital amounts for the Bank reflected in the above table:

	December 31
	2008	2007
Total consolidated equity	$227,714	$226,120
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(70,076)	(77,802)
Accumulated other comprehensive (income) loss	(2,931)	169
Disallowed goodwill and intangible assets	(175)	(258)
Other	-	30
Tangible, Tier I and Core Capital	154,532	148,259
Allowance for loan losses	8,250	7,714
Total risk-based capital	$162,782	$155,973

Common Stock Repurchase Plans

On November 20, 2008, the Board of Directors approved a plan to repurchase up to 5%, or approximately 885,379 shares, of the Company’s common stock through open market purchases or privately negotiated transactions.  Stock repurchases are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2008, the Company repurchased 206,200 shares at a cost of approximately $2,835 and an average price of $13.75, under this plan.

On June 19, 2008, the Board of Directors approved a plan to repurchase up to 2%, or 359,581 shares, to fund awards of restricted stock under the Company's 2008 Incentive Plan, which was approved by stockholders at the Company's 2008 Annual Meeting held on June 10, 2008.  The Company completed its repurchase of 359,581 shares of its outstanding common stock, at a cost of approximately $4,240 and at an average price of $11.79, on July 22, 2008.

In November 2006, the Board of Directors approved a plan to repurchase up to 5%, or approximately 858,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions.  As of December 31, 2007 and 2006, the Company repurchased 86,390 and 1,945 shares at a cost of approximately $1,251 and $27 and at an average price of $14.48 and $13.76, respectively, under this plan. In connection with the Company’s second step conversion and offering, which closed on December 3, 2007, all treasury shares were cancelled and the repurchase plan approved in 2006 was terminated.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE N – STOCKHOLDERS’ EQUITY – Concluded

On July 20, 2006, the Board of Directors approved a stock repurchase plan to fund the restricted stock portion of its 2006 Incentive Plan, which was approved by stockholders at the Company's 2006 Annual Meeting.  Under the plan, which was completed on August 3, 2006, the Company repurchased 340,000 shares or 2.0% of its total outstanding common stock at a cost of approximately $4,378 and at an average price of $12.86.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE O – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$53,184	$44,157
Short-term investments	1,071	1,030
Investment in Bank	157,638	148,318
Securities available for sale, at fair value	-	18,606
ESOP loan receivable	12,829	13,160
Accrued interest receivable	-	247
Other assets	3,174	1,145
TOTAL ASSETS	$227,896	$226,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$182	$543
Stockholders’ equity	227,714	226,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,896	$226,663

STATEMENTS OF INCOME
	Years Ended December 31,
	2008	2007	2006
Income:
Investment interest	$1,235	$1,252	$1,258
ESOP loan interest	955	536	439
Gain (loss) on sale of securities	15	-	(9)
Other income	3	-	-
Total income	2,208	1,788	1,688

Expense:
Professional services	1,311	1,105	958
Other expenses	47	43	31
Total expense	1,358	1,148	989

Income before income taxes and equity in
undistributed earnings in the Bank	850	640	699
Income tax expense	348	261	235
Income before equity in undistributed earnings
of the Bank	502	379	464
Equity in undistributed earnings of the Bank	6,796	3,998	4,460
NET INCOME	$7,298	$4,377	$4,924

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE O – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$7,298	$4,377	$4,924
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed earnings of the bank	(6,796)	(3,998)	(4,460)
Net amortization of discounts and premiums	2	(27)	(83)
Net (gain) loss on sale of available for sale securities	(15)	-	9
(Decrease) increase in deferred income taxes	(3)	(525)	3
Decrease in accrued interest receivable	247	17	57
Decrease (increase) in other assets	618	(457)	(717)
(Decrease) increase in intercompany payables and
other liabilities	(359)	136	233
Net cash provided by (used in) operating activities	992	(477)	(34)

Cash flows from investing activities:
Purchases of securities available for sale	-	(12,059)	(2,094)
Proceeds from sales of securities available for sale	9,352	-	4,990
Proceeds from maturities and principal repayments
of securities available for sale	9,218	15,181	6,934
Investment in short term time deposits	(41)	(1,030)	-
Loan to fund ESOP	-	(7,538)	-
Principal payments on ESOP loan	331	270	158
Net cash provided by (used in) investing activities	18,860	(5,176)	9,988

Cash flows from financing activities:
Return of capital from United Bank (investment in
United Bank)	837	(45,152)	3,579
Repurchase of stock to fund the 2008 Incentive Plan	(4,240)	-	-
Treasury stock purchases	(2,960)	(1,250)	(4,405)
Cash dividends paid	(4,436)	(1,757)	(1,462)
Net (costs) proceeds from stock issuance	(26)	90,289	-
Net cash (used in) provided by financing activities	(10,825)	42,130	(2,288)

Increase in cash and cash equivalents	9,027	36,477	7,666

Cash and cash equivalents at beginning of period	44,157	7,680	14
Cash and cash equivalents at end of period	$53,184	$44,157	$7,680

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Income taxes – net	6,521	1,097	229

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2008 and 2007.

	Three Months Ended
	March 31	June 30	September 30	December 31
2008:
Interest income	$15,406	$15,973	$16,811	$16,624
Interest expense	6,375	6,065	6,275	6,288
Net interest income	9,031	9,908	10,536	10,336
Provision for loan losses	184	651	644	367
Non-interest income	1,519	1,574	1,733	394	(1)
Non-interest expense	7,176	7,550	7,806	8,158
Income before income taxes	3,190	3,281	3,819	2,205
Income tax expense	1,224	1,272	1,455	1,246
Net income	$1,966	$2,009	$2,364	$959

Basic earnings per share	$0.12	$0.12	$0.15	$0.06
Diluted earnings per share	$0.12	$0.12	$0.15	$0.06

2007:
Interest income	$14,312	$14,513	$14,976	$15,449
Interest expense	7,356	7,378	7,723	7,626
Net interest income	6,956	7,135	7,253	7,823
Provision for loan losses	284	320	436	385
Non-interest income	1,398	1,435	1,412	1,490
Non-interest expense	6,647	6,575	6,131	6,686
Income before income taxes	1,423	1,675	2,098	2,242
Income tax expense	589	697	807	968
Net income	$834	$978	$1,291	$1,274

Basic earnings per share	$0.05	$0.06	$0.08	$0.08
Diluted earnings per share	$0.05	$0.06	$0.08	$0.08

(1) Includes other-than-temporary investment impairment charges totaling $1,377.

NOTE Q – SUBSEQUENT EVENTS

On February 5, 2009, the Company announced the completion of its previously announced stock repurchase program, which commenced on December 2, 2008.  The Company repurchased 885,379 shares of its outstanding common stock at a cost of approximately $12,376 and at an average price of $13.98 per share.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE Q – SUBSEQUENT EVENTS – Concluded

On February 19, 2009, the Board of Directors approved a plan to repurchase up to an additional 5%, or approximately 841,138 shares, of the Company’s common stock. As of March 6, 2009, the Company repurchased 102,300 shares at a cost of approximately $1,303 and an average price of $12.73 per share, under this plan.

On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special assessment on all insured deposits as of June 30, 2009, which would be collected on September 30, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Attestation report

Registered Public Accounting Firm’s Report on
Internal Control Over Financial Reporting

To the Board of Directors of
United Financial Bancorp, Inc.:

We have audited United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on United Financial Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, United Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of United Financial Bancorp, Inc. and subsidiary and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 11, 2009

(d)	Changes to internal controls

There were no significant changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.               DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Compensation Committee” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Balance Sheets - at December 31, 2008 and 2007

(C)	Consolidated Statements of Earnings - Years Ended December 31, 2008, 2007 and 2006

(D)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements.

(a)(2)       Financial Statement Schedules

None.

(a)(3)       None.

(b)           Exhibits – set forth below

(c)           Not applicable

Exhibits

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc.
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (2)
10.2	Employment Agreement by and between United Bank and Richard B. Collins (3)
10.3	Change in Control Agreement by and between United Bank and Keith E. Harvey (3)
10.4	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (3)
10.5	Change in Control Agreement by and between United Bank and Mark A. Roberts (3)
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (3)
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (4)
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (4)
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (4)
10.10	United Bank 2006 Stock-Based Incentive Plan (5)
10.11	United Bank 2008 Annual Incentive Plan
10.12	United Bank 2007 Director Retirement Plan (6)
10.13	Directors Fee Continuation Plan (2)
10.14	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (2)
10.15	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (2)
10.16	Deferred Income Agreement by and between United Bank and George W. Jones (2)
10.17	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (7)
11	Statement Regarding Computation of Per Share Earnings (refer to Note I of Part I,
Item 1- Consolidated Financial Statements)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(3)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(4)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(5)
Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.

(6)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(7)	Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 13, 2009	By: /s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins	Chief Executive Officer,	March 13, 2009
Richard B. Collins	President and Chairman (Principal Executive Officer)

/s/ Mark A. Roberts	Executive Vice President and	March 13, 2009
Mark A. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael F. Crowley	Director	March 13, 2009
Michael F. Crowley

/s/ Carol Moore Cutting	Director	March 13, 2009
Carol Moore Cutting

/s/ Carol A. Leary	Director	March 13, 2009
Carol A. Leary

/s/ G. Todd Marchant	Director	March 13, 2009
G. Todd Marchant

/s/ Kevin E. Ross	Director	March 13, 2009
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Director	March 13, 2009
Robert A. Stewart, Jr.

/s/ Thomas H. Themistos	Director	March 13, 2009
Thomas H. Themistos

/s/ Michael F. Werenski	Director	March 13, 2009
Michael F. Werenski