Form 10-Q
period 2009-03-31
United Financial Bancorp, Inc.
filed 2009-05-08
CIK 1405049

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
________________________

FORM 10-Q

  (Mark One)

☒             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐.

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

Common stock, $0.01 par value
16,435,070 shares outstanding as of May 4, 2009

United Financial Bancorp, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	33

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

Index

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$10,703	$10,356
Interest-bearing deposits	1,161	3,216
Total cash and cash equivalents	11,864	13,572

Short-term investments	1,079	1,071
Securities available for sale, at fair value	303,691	313,506
Securities held to maturity, at amortized cost (fair value of $5,323 at
March 31, 2009 and $3,238 at December 31, 2008)	5,233	3,191
Loans held for sale	2,710	-
Loans, net of allowance for loan losses of $8,728 at March 31, 2009
and $8,250 at December 31, 2008	852,183	864,421
Other real estate owned	739	998
Accrued interest receivable	4,575	4,706
Deferred tax asset, net	6,632	7,969
Stock in the Federal Home Loan Bank of Boston	12,223	12,223
Banking premises and equipment, net	12,012	12,125
Bank-owned life insurance	27,468	27,173
Other assets	2,785	2,179
TOTAL ASSETS	$1,243,194	$1,263,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$682,880	$668,485
Non-interest-bearing	112,441	114,178
Total deposits	795,321	782,663
Federal Home Loan Bank of Boston advances	186,847	208,564
Repurchase agreements	30,464	28,042
Escrow funds held for borrowers	2,152	1,667
Capitalized lease obligations	3,109	3,129
Accrued expenses and other liabilities	7,788	11,355
Total liabilities	1,025,681	1,035,420

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
17,763,747 shares issued at March 31, 2009 and December 31, 2008	178	178
Paid-in capital	165,046	164,358
Retained earnings	76,920	75,888
Unearned compensation	(11,958)	(12,144)
Treasury stock, at cost (1,262,377 shares at March 31, 2009 and 261,798
shares at December 31, 2008)	(17,121)	(3,497)
Accumulated other comprehensive income, net of taxes	4,448	2,931
Total stockholders’ equity	217,513	227,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,243,194	$1,263,134

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income:
Loans	$12,051	$12,547
Investments	3,871	2,618
Other interest-earning assets	8	241
Total interest and dividend income	15,930	15,406

Interest expense:
Deposits	3,825	4,973
Borrowings	1,950	1,402
Total interest expense	5,775	6,375

Net interest income before provision for loan losses	10,155	9,031

Provision for loan losses	540	184

Net interest income after provision for loan losses	9,615	8,847

Non-interest income:
Fee income on depositors’ accounts	1,107	1,077
Net gain on sale of loans	125	-
Net gain on sale of securities	-	8
Wealth management income	132	150
Income from bank-owned life insurance	314	50
Other income	173	234
Total non-interest income	1,851	1,519

Non-interest expense:
Salaries and benefits	4,664	4,041
Occupancy expenses	665	509
Marketing expenses	342	358
Data processing expenses	844	719
Professional fees	423	443
FDIC insurance assessment	340	21
Other expenses	877	1,085
Total non-interest expense	8,155	7,176

Income before income taxes	3,311	3,190

Income tax expense	1,188	1,224

Net income	$2,123	$1,966

Earnings per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Weighted average shares outstanding:
Basic	15,220,014	16,230,847
Diluted	15,366,790	16,271,404

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120

Net income	-	-	-	1,966	-	-	-	1,966
Other comprehensive income	-	-	-	-	-	-	768	768
Total comprehensive income								2,734

Net costs from issuance of common stock
pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Cash dividends paid ($0.06 per share)	-	-	-	(987)	-	-	-	(987)
Stock-based compensation	-	-	375	-	-	-	-	375
ESOP shares committed to be released	-	-	20	-	176	-	-	196

Balances at March 31, 2008	17,763,747	$178	$166,289	$74,005	$(12,659)	$-	$599	$228,412

Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714

Net income	-	-	-	2,123	-	-	-	2,123
Other comprehensive income	-	-	-	-	-	-	1,517	1,517
Total comprehensive income								3,640

Cash dividends paid ($0.07 per share)	-	-	-	(1,091)	-	-	-	(1,091)
Treasury stock purchases	(1,000,579)	-	-			(13,624)		(13,624)
Stock-based compensation	-	-	621	-	-	-	-	621
ESOP shares committed to be released	-	-	67	-	186	-	-	253

Balances at March 31, 2009	16,501,370	$178	$165,046	$76,920	$(11,958)	$(17,121)	$4,448	$217,513

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2009	2008

Change in unrealized holding gains on available-for-sale securities	$2,461	$1,225
Reclassification adjustment for gains realized in income	-	(8)
Net change in unrealized gains	2,461	1,217

Tax effect	944	449

Other comprehensive income	$1,517	$768

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$2,123	$1,966
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	540	184
ESOP expense	253	196
Stock-based compensation	621	375
Amortization of premiums and discounts	93	32
Depreciation and amortization	250	194
Amortization of intangible assets	6	8
Net loss on sale of other real estate owned	7	-
Net gain on sale of securities	-	(8)
Net gain on sale of loans	(125)	-
Increase in cash surrender value of bank-owned life insurance	(295)	(81)
Decrease (increase) in accrued interest receivable	131	(103)
Increase in other assets	(218)	(2,104)
Decrease in accrued expenses and other liabilities	(3,896)	(2,887)
Net cash used in operating activities	(510)	(2,228)
Cash flows from investing activities:
Purchases of securities available for sale	(4,599)	(116,039)
Proceeds from sales of securities available for sale	-	26,434
Proceeds from maturities, calls and principal repayments of securities available for sale	16,782	29,090
Purchases of securities held to maturity	(2,043)	-
Investment in short term time deposits	(8)	(13)
Proceeds from sales of other real estate owned	268	-
Net loan originations and principal repayments	(1,830)	(729)
Proceeds from sales of loans	10,927	-
Purchases of property and equipment	(134)	(170)
Cash paid to acquire Levine Financial Group	(92)	-
Net cash provided by (used in) investing activities	19,271	(61,427)
Cash flows from financing activities:
Net increase in deposits	12,658	36,842
Net (decrease) increase in short-term borrowings from Federal Home Loan Bank of Boston	(19,000)	11,145
Proceeds of Federal Home Loan Bank of Boston long-term advances	-	25,000
Repayments of Federal Home Loan Bank of Boston long-term advances	(2,717)	(2,733)
Net increase (decrease) in repurchase agreements	2,422	(4,178)
Net increase in escrow funds held for borrowers	485	158
Treasury stock purchases	(13,163)	-
Cash dividends paid	(1,091)	(987)
Costs from issuance of common stock pursuant to second-step conversion	-	(26)
Payments on capitalized lease obligations	(63)	(36)
Net cash (used in) provided by financing activities	(20,469)	65,185
(Decrease) increase in cash and cash equivalents	(1,708)	1,530
Cash and cash equivalents at beginning of period	13,572	14,254
Cash and cash equivalents at end of period	$11,864	$15,784

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$5,741	$6,349
Income taxes – net	4,600	5,801
Non-cash items:
Transfer of loans to other real estate owned	-	150
Trade date accounting for securities purchased	-	8,410
Trade date accounting for treasury stock purchases	461	-

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission on March 13, 2009.

Amounts reported for prior periods are reclassified as necessary to conform to the current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral in applying the measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 on January 1, 2009, had no material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”),” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 157-4 in the second quarter of 2009 and is currently evaluating the impact, if any, it will have on its Consolidated Financial Statements.

Index

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”),” in which the objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 in the second quarter of 2009 and is currently evaluating the impact, if any, it will have on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107”),” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 in the second quarter of 2009 and is currently evaluating the impact, if any, it will have on its Consolidated Financial Statements.

NOTE C – CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses and the evaluation of the investment portfolio for other-than-temporary impairment (“OTTI”).

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

Index

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

The allowance has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as potential problem loans through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loans. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, credit grade and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results in future periods.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate.  In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information.  If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended
	March 31,
	2009	2008
Net income	$2,123	$1,966
Weighted average common shares applicable to
basic EPS	15,220,014	16,230,847
Effect of dilutive potential common shares (1, 2)	146,776	40,557
Weighted average common shares applicable to
diluted EPS	15,366,790	16,271,404

Earnings per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

(1)    For the three months ended March 31, 2009 and March 31, 2008, options to purchase 1,295,863 and 785,275 shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

(2) Includes incremental shares related to stock options and restricted stock.

Index

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Available for Sale
March 31, 2009:
Debt Securities:
Government-sponsored enterprises	$444	$-	$(2)	$442
Mortgage-backed securities	282,574	9,376	(67)	291,883
Municipal bonds	10,504	98	(246)	10,356
Corporate bonds	1,536	-	(526)	1,010
Total securities available for sale	$295,058	$9,474	$(841)	$303,691

December 31, 2008:
Debt Securities:
Government-sponsored enterprises	$467	$-	$(2)	$465
Mortgage-backed securities	294,824	6,601	(314)	301,111
Municipal bonds	10,504	83	(195)	10,392
Corporate bonds	1,538	-	-	1,538
Total securities available for sale	$307,333	$6,684	$(511)	$313,506

	Amortized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Held to Maturity
March 31, 2009:
Mortgage-backed securities	$2,043	$31	$-	$2,074
IRB	1,122	-	-	1,122
Municipal bonds	2,068	59	-	2,127
Total	$5,233	$90	$-	$5,323

December 31, 2008:
IRB	$1,122	$-	$-	$1,122
Municipal bonds	2,069	49	(2)	2,116
Total	$3,191	$49	$(2)	$3,238

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

Management has determined that no declines in the fair value of its securities portfolio are deemed to be other-than temporary for the first quarter of 2009. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information. The Company has the ability to hold these securities until the earlier of maturity or a market price recovery and currently has no plans to dispose of any of these securities.

Index

At March 31, 2009, the Company’s available for sale municipal bond portfolio had a net unrealized loss of $148,000, or 1.4% of amortized cost.  Management believes that these unrealized losses are primarily due to the current credit and liquidity crises, which have led to a significant widening in spreads. Management believes that these market conditions will not affect the expected cash flows of the issuer. All of the Company’s municipal bonds are rated upper medium grade or higher by one of the rating agencies, with the exception of two securities, and continue to perform in accordance with contractual terms.  Although conditions in the insurance market have deteriorated, management also considers the underlying guarantee of its municipal bonds based upon the insurer’s rating and current financial condition.  Because the Company has the ability and intent to hold these securities to the forecasted maturity or recovery date and expects to collect all amounts due according to the contractual terms, no additional declines since December 31, 2008 were deemed to be other than temporary.

The Company’s variable rate trust preferred securities portfolio has an unrealized loss of $526,000, equal to 34.2% of amortized cost, at March 31, 2009. The Company holds two securities issued by large national banks, both of which have investment-grade credit ratings, and have received investments from the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Company also holds a pooled trust preferred security with an investment-grade credit rating. The pool is well diversified geographically and the largest single issuer within the pool represents less than 4% of total holdings. The Company owns the AA tranche, which maintains significant coverage for principal defaults and temporary interest shortfalls. Because the Company has the ability and intent to hold these securities to the forecasted maturity or recovery date and expects to collect all amounts due according to the contractual terms, no additional declines since December 31, 2008 are deemed to be other than temporary.

NOTE F – LOANS

The components of loans held for investment were as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Residential mortgages	$346,590	$356,428
Commercial real estate	256,248	248,457
Construction	27,905	32,082
Home equity	119,024	120,724
Commercial and industrial	82,674	84,919
Automobile	16,204	17,332
Consumer	10,034	10,334
Total loans	858,679	870,276

Net deferred loan costs and fees	2,232	2,395
Allowance for loan losses	(8,728)	(8,250)
Loans, net	$852,183	$864,421

Index

NOTE G – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Non-accrual loans:
Residential mortgages	$952	$1,244
Commercial mortgages	2,083	2,544
Construction	634	444
Home equity	3	-
Commercial and industrial	521	425
Other consumer	140	140
Total non-accrual loans	4,333	4,797

Other real estate owned	739	998
Total non-performing assets	$5,072	$5,795

Ratios:
Total non-performing loans to total loans	0.50%	0.55%
Total non-performing assets to total assets	0.41%	0.46%

NOTE H – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,
	2009	2008

Balance at beginning of period	$8,250	$7,714
Provision for loan losses	540	184
Charge-offs:
Commercial mortgages	-	(6)
Construction	(65)	(90)
Home equity	-	(42)
Commercial and industrial	(39)	(114)
Automobile	(5)	-
Other consumer	(1)	(1)
Total charge-offs	(110)	(253)
Recoveries:
Commercial and industrial	47	-
Automobile	1	1
Total recoveries	48	1
Net charge-offs	(62)	(252)
Balance at end of period	$8,728	$7,646
Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.03%	0.12%
Allowance for loan losses to non-performing
loans at end of period	201.43%	285.41%
Allowance for loan losses to total
loans at end of period	1.01%	0.93%

Index

NOTE I – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008

Unused lines of credit	$159,003	$155,448
Amounts due mortgagors	23,209	14,479
Standby letters of credit	1,082	1,156
Commitments to originate loans	14,386	10,458

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of March 31, 2009 the Company has contributed $150,000 to the fund.

NOTE J – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Demand	$112,441	$114,178
NOW	33,990	32,390
Savings	114,341	99,492
Money market	173,717	160,736
Certificates of deposit	360,832	375,867
	$795,321	$782,663

NOTE K – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s Consolidated Financial Statements.

NOTE L - FAIR VALUES OF ASSETS AND LIABILITIES

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

Index

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

Assets measured at fair value on a recurring basis, are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
At March 31, 2009
Securities available for sale	$442	$301,947	$1,302	$303,691
Mortgage servicing rights	-	-	184	184

Total	$442	$301,947	$1,486	$303,875

At December 31, 2008
Securities available for sale	$465	$311,209	$1,832	$313,506
Mortgage servicing rights	-	-	124	124

Total	$465	$311,209	$1,956	$313,630

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2009.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009.

Balance at December 31, 2008	$1,956
Total realized/unrealized losses included in net income	(13)
Change in unrealized loss	(530)
Purchases, sales, issuances and settlements	73
Transfers in and out of Level 3	-
Balance at March 31, 2009	$1,486

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Index

Also, the Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual asset for the three months ended March 31, 2009.

				Three Months Ended
				March 31, 2009
	At March 31, 2009			Total
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Loans	$-	$4,333	$-	$(213)
Other real estate owned	-	739	-	(7)
Other assets	-	-	1,370	-

Total assets	$-	$5,072	$1,370	$(220)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Other assets consist of equity securities accounted for at cost which approximates fair value.

NOTE M – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan and a Director Retirement Plan. These plans had no assets at March 31, 2009 and 2008. The following table presents the components of the net periodic benefit cost:

	For the Three Months Ended March 31,
	2009		2008
		Director		Director
		Retirement		Retirement
	SERP	Plan	SERP	Plan
Periodic benefit cost:
Service cost	$69	$15	$76	$14
Interest cost	35	9	34	8
Total pension cost	104	24	110	22
Prior service cost amortization	19	9	19	9
Net loss amortization	-	-	6	-
Net periodic benefit cost	$123	$33	$135	$31

Benefits expected to be paid over the next five years as presented in the 2008 10K have not changed. As these Plans are not funded, the Company does not expect to contribute assets to these plans in 2009.

NOTE N – SUBSEQUENT EVENT

On April 16, 2009, the Board of Directors declared a cash dividend of $0.07 per share.  The dividend is payable on June 1, 2009 to stockholders of record as of May 8, 2009.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets decreased $19.9 million, or 1.6%, to $1.24 billion at March 31, 2009 from $1.26 billion at December 31, 2008 due to decreases in securities available for sale and loans. Securities available for sale decreased $9.8 million, or 3.1%, to $303.7 million at March 31, 2009 from $313.5 million at December 31, 2008, mainly due to principal repayments of existing securities.  Total loans decreased $8.9 million, or 1.0%, to $861.4 million at March 31, 2009 from $870.3 million at December 31, 2008, due to prepayment and refinancing activity, slower origination volume and the impact of the sales of $10.8 million of lower-coupon, fixed-rate residential mortgages during the quarter. The cash flows received from the investment and loan portfolios were used to pay down Federal Home Loan Bank advances and to fund the repurchase of the Company’s common stock.

Total deposits increased $12.7 million, or 1.6%, to $795.3 million at March 31, 2009 compared to $782.7 million at December 31, 2008 mainly due to growth in core account balances, partially offset by runoff in certificates of deposit. Core deposit balances grew $27.7 million, or 6.8%, to $434.5 million at March 31, 2009 from $406.8 million at December 31, 2008 reflecting competitive products and pricing, excellent customer service, and targeted promotional activities. The increase in core deposits were partially offset by a decrease in certificates of deposit of $15.0 million, or 4.0%, to $360.8 at March 31, 2009 compared to $375.9 million at December 31, 2008.  Federal Home Loan Bank advances were reduced by $21.7 million, or 10.4%, to $186.8 million at March 31, 2009 from $208.6 million at December 31, 2008 reflecting pay downs of overnight borrowings utilizing cash flows from the investment and loan portfolios.

Total stockholders’ equity decreased $10.2 million, or 4.5%, to $217.5 million at March 31, 2009 from $227.7 million at December 31, 2008 as a result of repurchases of our common stock totaling $13.6 million and cash dividend payments amounting to $1.1 million. These decreases were partially offset by net income of $2.1 million for the three months ended March 31, 2009, an increase of $1.5 million in net unrealized gains on securities available for sale, stock-based compensation expense totaling $621,000 and ESOP compensation expense of $253,000.

Index

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage loans to subprime or Alt-A borrowers. Non-performing assets totaled $5.1 million, or 0.41% of total assets, at March 31, 2009 compared to $5.8 million, or 0.46% of total assets, at December 31, 2008.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2009
Residential mortgages	4	$1,009	6	$952	10	$1,961
Commercial mortgages	7	1,763	10	2,083	17	3,846
Construction	2	168	4	634	6	802
Home equity	3	137	1	3	4	140
Commercial and industrial	7	278	18	521	25	799
Automobile	-	-	-	-	-	-
Other consumer	1	40	2	140	3	180
Total	24	$3,395	41	$4,333	65	$7,728

At December 31, 2008
Residential mortgages	7	$939	7	$1,244	14	$2,183
Commercial mortgages	3	772	8	2,544	11	3,316
Construction	1	140	3	444	4	584
Home equity	2	126	-	-	2	126
Commercial and industrial	5	242	15	425	20	667
Automobile	1	8	-	-	1	8
Other consumer	1	2	2	140	3	142
Total	20	$2,229	35	$4,797	55	$7,026

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The total amount of loans in the table below at March 31, 2009 includes twelve relationships which represent 65% of the classified asset total.

	At March 31,		At December 31,
	2009		2008
	(In thousands)
Residential Real Estate (1):
Special mention	$374		$379
Substandard	1,632	(2)	1,552
All Other Loans (3):
Special mention	24,826		17,984
Substandard	23,914		22,975
Doubtful	293		894
Loss	-		-

Foreclosed Assets:
Other real estate owned	739		998

Total classified assets	$51,778		$44,782

(1) Includes one-to-four family loans and home equity loans and lines of credit.
(2) Includes ten residential relationships, four of which are in foreclosure or liquidation proceedings.
(3) Includes $11.2 million of construction loans for one- to-four family or condominium construction.

Index

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, FDIC insurance assessment, postage, printing, office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income.  The Company’s net income was $2.1 million, or $0.14 per diluted share, for the first quarter of 2009 compared to net income of $2.0 million, or $0.12 per diluted share, for the same period in 2008.  The Company’s improved results were largely due to a significant increase in net interest income, driven by growth in average earning assets, and an expansion in non-interest income, mainly attributable to net gains realized from loan sales and an increase in income from bank-owned life insurance.  The quarterly operating performance was also affected by higher provisions for loan losses and an increase in non-interest expenses.

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

	Three Months Ended March 31,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$355,060	$4,943	5.57%	$348,753	$4,921	5.64%
Commercial real estate	282,593	4,187	5.93%	248,963	4,021	6.46%
Home equity	121,371	1,418	4.67%	117,254	1,794	6.12%
Commercial and industrial	82,804	1,113	5.38%	82,382	1,389	6.74%
Consumer and other	27,752	390	5.62%	30,950	422	5.45%
Total loans	869,580	12,051	5.54%	828,302	12,547	6.06%
Investment securities	313,799	3,871	4.93%	211,880	2,618	4.94%
Other interest-earning assets	14,661	8	0.22%	21,796	241	4.42%
Total interest-earning assets	1,198,040	15,930	5.32%	1,061,978	15,406	5.80%
Noninterest-earning assets(4)	53,185			33,888
Total assets	$1,251,225			$1,095,866

Interest-bearing liabilities:
Savings accounts	$105,664	288	1.09%	$67,550	166	0.98%
Money market accounts	171,175	626	1.46%	174,802	1,009	2.31%
NOW accounts	30,344	35	0.46%	31,926	41	0.51%
Certificates of deposit	367,031	2,876	3.13%	354,031	3,757	4.24%
Total interest-bearing deposits	674,214	3,825	2.27%	628,309	4,973	3.17%
FHLB advances	204,501	1,737	3.40%	116,519	1,301	4.47%
Other interest-bearing liabilities	31,780	213	2.68%	11,592	101	3.49%
Total interest-bearing liabilities	910,495	5,775	2.54%	756,420	6,375	3.37%
Demand deposits	111,099			101,785
Other noninterest-bearing liabilities	8,948			10,248
Total liabilities	1,030,542			868,453
Stockholders' equity	220,683			227,413
Total liabilities and stockholders' equity	$1,251,225			$1,095,866

Net interest income		$10,155			$9,031
Interest rate spread(1)			2.78%			2.43%
Net interest-earning assets(2)	$287,545			$305,558
Net interest margin(3)			3.39%			3.40%
Average interest-earning assets to
average interest-bearing liabilities			131.58%			140.40%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(4)	Includes bank-owned life insurance, the income on which is classified as non-interest income.

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

	Three Months Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$88	$(66)	$22
Commercial real estate	515	(349)	166
Home equity	61	(437)	(376)
Commercial and industrial	7	(283)	(276)
Consumer and other	(45)	13	(32)
Total loans	626	(1,122)	(496)
Investment securities	1,257	(4)	1,253
Other interest-earning assets	(60)	(173)	(233)
Total interest-earning assets	1,823	(1,299)	524

Interest-bearing liabilities:
Savings accounts	102	20	122
Money market accounts	(21)	(362)	(383)
NOW accounts	(2)	(4)	(6)
Certificates of deposit	134	(1,015)	(881)
Total interest-bearing deposits	213	(1,361)	(1,148)
FHLB advances	804	(368)	436
Other interest-bearing liabilities	140	(28)	112
Total interest-bearing liabilities	1,157	(1,757)	(600)

Change in net interest income	$666	$458	$1,124

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.1 million, or 12.4%, to $10.2 million for the three months ended March 31, 2009 from the same period in 2008 as a result of growth in average earning assets. Average earning assets expanded $136.1 million, or 12.8%, to $1.2 billion, mainly due to loan growth and purchases of mortgage-backed securities. Net interest margin decreased 1 basis point to 3.39% for the three-month period ended March 31, 2009 compared to 3.40% for the same period in 2008.

Index

Interest Income.  Interest income increased $524,000, or 3.4%, to $15.9 million for the three months ended March 31, 2009 from $15.4 million for the prior year period, reflecting an increase in total average interest-earning asset balances, partially offset by a lower yield on average interest-earning assets. Total average interest-earning asset balances increased $136.1 million, or 12.8%, to $1.2 billion for the three months ended March 31, 2009 mainly due to purchases of mortgage-backed securities and loan growth. Total average investment securities increased by $101.9 million, or 48.1%, to $313.8 million due to the purchases of mortgage-backed securities, partially offset by maturities, calls, sales and principal repayments of existing securities.  Total average loans increased $41.3 million, or 5.0%, to $869.6 million for the first quarter of 2009 as a result of origination activity, partially offset by scheduled amortization, prepayments of existing loans and residential real estate loan sales during the first quarter of 2009. The yield on average interest-earning assets decreased by 48 basis points to 5.32% for the first quarter of 2009 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was primarily limited to home equity, commercial loans and commercial real estate loans due to the significant number of loans tied to the prime rate or a shorter-term index. The lower yield on earning assets was also due to the suspension of the Federal Home Loan Bank of Boston stock dividend for the first quarter of 2009 and most likely the remainder of the year. In the comparible 2008 period, we received $153,000 in stock dividends from the Federal Home Loan Bank of Boston

Interest Expense.  Interest expense decreased $600,000, or 9.41%, to $5.8 million for the three months ended March 31, 2009 from $6.4 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 83 basis points to 2.54% for the three months ended March 31, 2009 reflecting the repricing of money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board. The Company also benefitted from the impact of lower market interest rates on the cost of FHLB advances and other interest-bearing liabilities.  Average interest-bearing liabilities increased $154.1 million, or 20.4%, to $910.5 million for the three months ended March 31, 2009 from $756.4 million for the prior year period reflecting growth in interest-bearing deposits, FHLB advances and other interest-bearing liabilities. Total average interest-bearing deposits increased $45.9 million, or 7.3%, to $674.2 million for the first quarter of 2009 as compared to $628.3 million for the three months ended March 31, 2008, mainly attributable to an increase in savings account and certificate of deposit balances. Total average FHLB advances increased $88.0 million, or 75.5%, to $204.5 million to fund asset growth and to take advantage of the lower interest rates. Total other interest-bearing liabilities increased $20.2 million, or 174.2%, to $31.8 million reflecting the use of longer-term repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates.

Provision for Loan Losses. The provision for loan losses increased $356,000 to $540,000 for the three months ended March 31, 2009 as compared to $184,000 for the same period in 2008 mainly resulting from an increase in reserves for non-performing and classified loans. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $8.7 million, or 1.01%, of loans outstanding at March 31, 2009.

Index

Non-interest Income.  Non-interest income increased $332,000, or 21.9%, to $1.9 million for the three months ended March 31, 2009 from $1.5 million for the comparable period in 2008 due to an increase of $264,000 in income from bank-owned life insurance reflecting the purchase of an additional $20 million of cash surrender value life insurance in November of 2008 and net gains of $125,000 realized from loan sales.

Non-interest Expense.  Non-interest expense increased $979,000, or 13.6%, to $8.2 million for the three months ended March 31, 2009 from $7.2 million for the prior year period. Total salaries and benefits increased $623,000, or 15.4%, mainly due to staffing costs for new branches opened in 2008, new employees hired to support and facilitate the growth of the Company, a higher cash incentive accrual associated with improved financial performance, an increase in stock-based compensation as a result of stock options and restricted stock granted in the second quarter of 2008 and annual wage increases. Occupancy costs expanded $156,000, or 30.6%, mainly due to new branches opened in 2008. Data processing expenses increased $125,000, or 17.4%, as a result of growth in the total number of loan and deposit accounts serviced, new branches opened in 2008 and costs for the branch imaging process introduced in all branches beginning in 2008. The Federal Deposit Insurance Corporation insurance assessment increased $319,000 in connection with a higher quarterly insurance premium. Since June 2007, the Company’s insurance premiums have been substantially reduced by a special one-time credit, which was exhausted in June 2008. The Federal Deposit Insurance Corporation issued an interim final rule that would impose a special assessment on all insured deposits as of June 30, 2009, which would be collected on September 30, 2009. Other expenses decreased $208,000 of which $168,000 was due to interest accrued in the first quarter of 2008 related to proposed IRS adjustments associated with an examination of the Company’s 2005 and 2006 tax returns.

Income Tax Expense. Income tax expense decreased $36,000 to $1.2 million for three months ended March 31, 2009 from the comparable 2008 period as a result of a decrease in the effective tax rate partially offset by higher pretax income. The effective tax rate declined to 35.9% in the first quarter of 2009 compared to 38.4% for the same period in 2008 primarily attributable to an increase of $264,000 in non-taxable income from bank-owned life insurance.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 basis points at March 31, 2009 and December 31, 2008. Due to the historically low level of interest rates, a model reflecting a downward shift in the yield curve is not relevant and was not produced at the dates indicated.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(March 31, 2009)	(December 31, 2008)

-100	NA	NA
Stable	0.0%	0.0%
+200	0.8%	(3.3)%

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

Index

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for any interest rate decreases. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

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

	March 31, 2009
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$ 130,665	$ (51,254)	(28)%	11.24%	(316)
+200	155,006	(26,914)	(15)	12.90	(150)
+100	172,318	(9,602)	(5)	13.95	(45)
0	181,920			14.40

Index

	December 31, 2008
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$ 122,901	$ (66,712)	(35)%	10.52%	(424)
+200	147,220	(42,393)	(22)	12.19	(257)
+100	170,707	(18,906)	(10)	13.68	(108)
0	189,613			14.76

(1)		Assumes an instantaneous uniform change in interest rates at all maturities.
(2)		NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)		Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)		NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at March 31, 2009 and December 31, 2008, in the event of a 300 basis point increase in interest rates, we would experience a 28% and 35%, respectively, decrease in net portfolio value. We did not prepare a net portfolio value calculation for interest rate decreases at the dates indicated due to the historically low interest rate environment.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At March 31, 2009 our liquidity ratio was 34.40%, compared to 35.02% at December 31, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Index

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $11.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $303.7 million at March 31, 2009. In addition, at March 31, 2009, we had the ability to borrow a total of approximately $463.8 million from the Federal Home Loan Bank of Boston. On that date, we had $186.8 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2009, we had $14.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $159.0 million in unused lines of credit to borrowers and $23.2 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of March 31, 2009 totaled $249.5 million, or 31.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2009, we originated $60.0 million of loans and purchased $6.6 million of securities. In the comparable 2008 period, we originated $59.9 million of loans and purchased $124.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $12.7 million and $36.8 million for the three months ended March 31, 2009 and 2008, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $21.7 million during the three months ended March 31, 2009 reflecting the use of cash flows received from the loan and investment portfolios to pay down short term Federal Home Loan Bank advances. For the same period in 2008, Federal Home Loan Bank advances increased $33.4 million. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $264.0 at March 31, 2009 and $282.1 at December 31, 2008. At March 31, 2009 and December 31, 2008, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank and the Company also applied for and received approval from the FDIC to issue guaranteed debt through the Temporary Liquidity Guarantee Program (“TLGP”). The FDIC has created this program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

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

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (in thousands)
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$249,514	$85,702	$25,616	$-	$360,832
Federal Home Loan Bank advances	36,000	73,214	49,084	28,549	186,847
Repurchase agreements	10,464	-	-	20,000	30,464
Standby letters of credit	1,082	-	-	-	1,082
Operating leases	596	936	711	2,834	5,077
Capitalized leases	252	504	503	3,948	5,207
Future benefits to be paid under
retirement plans	198	3,064	1,037	760	5,059
Total	$298,106	$163,420	$76,951	$56,091	$594,568
Commitments:
Commitments to extend credit	$197,680	$-	$-	$-	$197,680
Commitment to invest in venture
capital fund	850	-	-	-	850
Total	$198,530	$-	$-	$-	$198,530

Index

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

			To Be Well Capitalized
		For Capital	Under Regulatory
	Actual	Adequacy Purposes	Framework
As of March 31, 2009:

Total risk-based capital	19.72%	8.00%	10.00%

Tier 1 risk-based capital	18.68%	4.00%	6.00%

Tier 1 (core) capital	12.80%	4.00%	5.00%

Tangible equity	12.80%	1.50%	N/A

As of December 31, 2008:

Total risk-based capital	18.71%	8.00%	10.00%

Tier 1 risk-based capital	17.76%	4.00%	6.00%

Tier 1 (core) capital	12.31%	4.00%	5.00%

Tangible equity	12.31%	1.50%	N/A

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

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings

At March 31, 2009, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s Consolidated Financial Statements.

ITEM 1A.  Risk Factors

As of March 31, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Index

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No unregistered securities were sold by the Company during the quarter ended March 31, 2009.

 (b) Not applicable

 (c) The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2009.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

January 1 - 31, 2009	679,100	$14.05	679,100	79

February 1 - 28, 2009	22,779	12.91	22,779	818,438

March 1 - 31, 2009	298,700	12.69	298,700	519,738
Total	1,000,579	$13.62	1,000,579

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

Index

ITEM 6.  Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (3)
10.2	Employment Agreement by and between United Bank and Richard B. Collins (4)
10.3	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)
10.4	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)
10.5	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)
10.10	United Bank 2006 Stock-Based Incentive Plan (6)
10.11	United Bank 2009 Annual Incentive Plan
10.12	United Bank 2007 Director Retirement Plan (7)
10.13	Directors Fee Continuation Plan (3)
10.14	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (3)
10.15	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (3)
10.16	Deferred Income Agreement by and between United Bank and George W. Jones (3)
10.17	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (8)
11	Statement Regarding Computation of Per Share Earnings (refer to Note D of Part I,
Item 1- Consolidated Financial Statements
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.

(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
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

(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(8)	Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 8, 2009	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer