Form 10-Q
period 2009-06-30
United Financial Bancorp, Inc.
filed 2009-08-07
CIK 1405049

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________
FORM 10-Q

                                                                   (Mark One)

 [X]             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
16,179,909 shares outstanding as of August 4, 2009

United Financial Bancorp, Inc.

Index

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$12,528	$10,356
Interest-bearing deposits	10,573	3,216
Total cash and cash equivalents	23,101	13,572

Short-term investments	1,086	1,071
Securities available for sale, at fair value	255,068	313,506
Securities held to maturity, at amortized cost (fair value of $25,827 at
June 30, 2009 and $3,238 at December 31, 2008)	25,997	3,191
Loans, net of allowance for loan losses of $8,962 at June 30, 2009
and $8,250 at December 31, 2008	859,618	864,421
Other real estate owned	644	998
Accrued interest receivable	4,409	4,706
Deferred tax asset, net	11,376	7,969
Stock in the Federal Home Loan Bank of Boston	12,223	12,223
Banking premises and equipment, net	14,171	12,125
Bank-owned life insurance	27,790	27,173
Other assets	3,183	2,179
TOTAL ASSETS	$1,238,666	$1,263,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$701,850	$668,485
Non-interest-bearing	113,699	114,178
Total deposits	815,549	782,663
Federal Home Loan Bank of Boston advances	161,105	208,564
Repurchase agreements	33,146	28,042
Escrow funds held for borrowers	1,826	1,667
Capitalized lease obligations	5,204	3,129
Accrued expenses and other liabilities	8,221	11,355
Total liabilities	1,025,051	1,035,420

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
17,763,747 shares issued at June 30, 2009 and December 31, 2008	178	178
Paid-in capital	165,759	164,358
Retained earnings	76,754	75,888
Unearned compensation	(11,786)	(12,144)
Treasury stock, at cost (1,523,838 shares at June 30, 2009 and 261,798
shares at December 31, 2008)	(20,530)	(3,497)
Accumulated other comprehensive income, net of taxes	3,240	2,931
Total stockholders’ equity	213,615	227,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,238,666	$1,263,134

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans	$11,721	$12,295	$23,772	$24,842
Investments	3,390	3,560	7,261	6,178
Other interest-earning assets	9	118	17	359
Total interest and dividend income	15,120	15,973	31,050	31,379

Interest expense:
Deposits	3,644	4,359	7,469	9,332
Borrowings	1,933	1,706	3,883	3,108
Total interest expense	5,577	6,065	11,352	12,440

Net interest income before provision for loan losses	9,543	9,908	19,698	18,939

Provision for loan losses	675	651	1,215	835

Net interest income after provision for loan losses	8,868	9,257	18,483	18,104

Non-interest income:
Fee income on depositors’ accounts	1,162	1,156	2,269	2,233
Net gain on sale of loans	238	-	363	-
Net gain on sale of securities	461	-	461	8
Wealth management income	212	136	344	286
Income from bank-owned life insurance	340	95	654	145
Other income	182	187	355	421
Total non-interest income	2,595	1,574	4,446	3,093

Non-interest expense:
Salaries and benefits	4,615	4,199	9,279	8,240
Occupancy expenses	641	578	1,306	1,087
Marketing expenses	414	441	756	799
Data processing expenses	797	815	1,641	1,534
Professional fees	295	372	718	815
Merger related expenses	1,161	-	1,161	-
FDIC insurance assessments	890	164	1,230	185
Other expenses	1,217	981	2,094	2,066
Total non-interest expense	10,030	7,550	18,185	14,726

Income before income taxes	1,433	3,281	4,744	6,471

Income tax expense	873	1,272	2,061	2,496

Net income	$560	$2,009	$2,683	$3,975

Earnings per share:
Basic	$0.04	$0.12	$0.17	$0.24
Diluted	$0.04	$0.12	$0.17	$0.24

Weighted average shares outstanding (1):
Basic	15,180,716	16,482,394	15,443,352	16,473,605
Diluted	15,194,405	16,526,477	15,457,191	16,515,927
________________________________

(1)
 Prior period basic and diluted share data were revised in accordance with the provisions of FSP EITF 03-6-1 "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic earnings per share using the two-class method. This revision had no impact on earnings per share as previously reported.

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120
Net income	-	-	-	3,975	-	-	-	3,975
Other comprehensive loss	-	-	-	-	-	-	(1,926)	(1,926)
Total comprehensive income								2,049

Net costs from issuance of common stock
pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008
Equity Incentive Plan	-	-	(537)	-	-	-	-	(537)
Cash dividends paid ($0.13 per share)	-	-	-	(2,143)	-	-	-	(2,143)
Stock-based compensation	-	-	761	-	-	-	-	761
ESOP shares committed to be released	-	-	53	-	349	-	-	402
Balances at June 30, 2008	17,763,747	$178	$166,171	$74,858	$(12,486)	$-	$(2,095)	$226,626

Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714

FAS 115-2 OTTI effect of adoption	-	-	-	337	-	-	(337)	-
Net income	-	-	-	2,683	-	-	-	2,683
Other comprehensive income	-	-	-	-	-	-	646	646
Total comprehensive income								3,329

Cash dividends paid ($0.14 per share)	-	-	-	(2,154)	-	-	-	(2,154)
Treasury stock purchases	(1,251,979)	-	-	-	-	(16,901)	-	(16,901)
Shares repurchased in connection with
restricted stock forfeited for tax purposes	(10,459)	-	-	-	-	(137)	-	(137)
Tax benefit from MRP vesting	-	-	33	-	-	-	-	33
Reissuance of treasury shares in connection
with restricted stock grants	398	-	(5)	-	-	5	-	-
Stock-based compensation	-	-	1,238	-	-	-	-	1,238
ESOP shares committed to be released	-	-	135	-	358	-	-	493
Balances at June 30, 2009	16,239,909	$178	$165,759	$76,754	$(11,786)	$(20,530)	$3,240	$213,615

The components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30,
	2009	2008

Change in unrealized holding gains (losses) on available-for-sale securities	$1,491	$(3,194)
Reclassification adjustment for gains realized in income	(461)	(8)
Net change in unrealized gains (losses)	1,030	(3,202)

Tax effect	384	(1,276)

Other comprehensive income (loss)	$646	$(1,926)

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$2,683	$3,975
Adjustments to reconcile net income to net cash used in
operating activities:
Provision for loan losses	1,215	835
ESOP expense	493	402
Stock-based compensation	1,238	761
Amortization of premiums and discounts	169	73
Depreciation and amortization	508	406
Amortization of intangible assets	11	15
Net loss on sale of other real estate owned	15	9
Net gain on sale of securities	(461)	(8)
Loans originated for sale	(16,018)	-
Proceeds from sales of loans held for sale	16,381
Net gain on sale of loans	(363)	-
Increase in cash surrender value of bank-owned life insurance	(617)	(293)
Decrease (increase) in accrued interest receivable	297	(147)
Increase in other assets	(4,805)	(4,660)
Decrease in accrued expenses and other liabilities	(1,792)	(2,670)
Net cash used in operating activities	(1,046)	(1,302)
Cash flows from investing activities:
Purchases of securities available for sale	(4,599)	(167,496)
Proceeds from sales of securities available for sale	24,386	28,407
Proceeds from maturities, calls and principal repayments of securities
available for sale	39,987	46,871
Purchases of securities held to maturity	(23,129)	-
Proceeds from maturities, calls and principal repayments of securities
held to maturity	308	25
Investment in short term time deposits	(15)	(25)
Proceeds from sales of other real estate owned	370	391
Net loan originations, purchases and principal repayments	(10,080)	(34,025)
Proceeds from sales of loans	13,637	-
Purchases of property and equipment	(429)	(579)
Cash paid on merger related expenses	(1,161)	-
Cash paid to acquire Levine Financial Group	(92)	(82)
Net cash provided by (used in) investing activities	39,183	(126,513)

(Continued)

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008 (Concluded)
(Dollars in thousands)

	2009	2008
Cash flows from financing activities:
Net increase in deposits	32,886	56,025
Net (decrease) increase in short-term borrowings from Federal
Home Loan Bank of Boston	(42,000)	53,145
Proceeds of Federal Home Loan Bank of Boston long-term advances	1,043	45,000
Repayments of Federal Home Loan Bank of Boston long-term advances	(6,502)	(15,753)
Net increase (decrease) in repurchase agreements	5,104	(4,901)
Net increase (decrease) in escrow funds held for borrowers	159	(32)
Payments on capitalized lease obligations	(139)	(99)
Repurchases of common stock to fund the 2008 Equity Incentive Plan	-	(537)
Tax benefit from MRP vesting	33	-
Treasury stock purchases	(17,038)	-
Cash dividends paid	(2,154)	(2,143)
Costs from issuance of common stock pursuant to second-step conversion	-	(26)
Net cash (used in) provided by financing activities	(28,608)	130,679
Increase in cash and cash equivalents	9,529	2,864
Cash and cash equivalents at beginning of period	13,572	14,254
Cash and cash equivalents at end of period	$23,101	$17,118

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$11,341	$12,400
Income taxes – net	9,625	8,330
Non-cash items:
Capitalized lease asset and obligations	2,119	1,308
Transfer of loans to other real estate owned	-	150
Trade date accounting for securities purchased	-	2,471

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. (“United Financial”) and its wholly owned subsidiary, United Bank. The consolidated financial statements also include the accounts of United Bank’s wholly owned subsidiary, UCB Securities, Inc., which is engaged in buying, selling and holding investment securities. These entities are collectively referred to herein as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission on March 13, 2009.

Amounts reported for prior periods are reclassified as necessary to conform to the current period presentation.

NOTE B – PENDING ACQUISITION

On June 25, 2009, United Financial entered into a definitive agreement with CNB Financial Corp. (“CNB Financial”), the holding company for Commonwealth National Bank, pursuant to which CNB Financial will merge with and into the Company. Concurrent with the merger, it is expected that Commonwealth National Bank will merge with and into United Bank. Under the terms of the merger agreement, CNB Financial shareholders will have the opportunity to elect to receive either: (1) $10.75 per share in cash for each CNB Financial share; (2) 0.8257 United Financial shares for each CNB Financial share; or (3) a combination of United Financial common stock and cash.  All CNB Financial shareholder elections will be subject to the allocation and proration procedures set forth in the merger agreement to ensure that 50% of the shares of CNB Financial common stock will be exchanged for United Financial common stock and 50% of the shares of CNB Financial common stock will be exchanged for cash.  As of the date of the merger agreement, the transaction value represented 125.6% of CNB Financial’s tangible book value and a 3.8% premium to core deposits measured as of March 31, 2009.

CNB Financial, a publicly traded bank holding company, operates six branches in Worcester, Massachusetts, and had total assets of $297 million, total loans of $242 million and total deposits of $202 million at March 31, 2009. United Financial will acquire the outstanding shares of CNB Financial for an aggregate purchase price of approximately $25 million, which includes outstanding stock options and warrants.

Index

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of CNB Financial, and is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of CNB Financial exchanged for Company shares on a tax free basis. The merger is currently expected to be completed in the fourth quarter of 2009.

The Company’s Form 8-K filed with the SEC on June 26, 2009 contains additional information regarding our pending acquisition of CNB Financial.

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”),” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 in the second quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”),” in which the objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 in the second quarter of 2009 has been applied in the Company’s Consolidated Financial Statements as disclosed in Note F.

Index

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107”),” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 in the second quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

NOTE D – CRITICAL ACCOUNTING POLICIES

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

Index

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

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate.  In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information.  If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the credit related impairment write-down is included in the results of operations and the non-credit related impairment for securities not expected to be sold is recognized in other comprehensive income (loss).  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

Index

NOTE E – EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$560	$2,009	$2,683	$3,975
Weighted average common shares applicable to
basic EPS (1, 4)	15,180,716	16,482,394	15,443,352	16,473,605
Effect of dilutive potential common shares (2, 3)	13,689	44,083	13,839	42,322
Weighted average common shares applicable to
diluted EPS (4)	15,194,405	16,526,477	15,457,191	16,515,927

Earnings per share:
Basic	$0.04	$0.12	$0.17	$0.24
Diluted	$0.04	$0.12	$0.17	$0.24
______________________________________________
(1)	Data for the three and six months ended June 30, 2008 includes shares repurchased to fund the United Financial Bancorp, Inc. 2008 Equity Incentive Plan.
(2)
For the six months ended June 30, 2009 and 2008, options to purchase 1,295,863 and 1,557,698 shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

(3)	Includes incremental shares related to stock options.
(4)
Prior period basic and diluted share data were revised in accordance with the provisions of FSP EITF 03-6-1 "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share- based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic EPS using the two-class method. This revision had no impact on earnings per share as previously reported.

Index

  NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
June 30, 2009:
Debt Securities:
Government-sponsored enterprises	$400	$-	$(2)	$398
Mortgage-backed securities	235,428	7,632	(49)	243,011
Municipal bonds	10,504	51	(231)	10,324
Corporate bonds	1,534	42	(241)	1,335
Total securities available for sale	$247,866	$7,725	$(523)	$255,068

December 31, 2008:
Debt Securities:
Government-sponsored enterprises	$467	$-	$(2)	$465
Mortgage-backed securities	294,824	6,601	(314)	301,111
Municipal bonds	10,504	83	(195)	10,392
Corporate bonds	1,538	-	-	1,538
Total securities available for sale	$307,333	$6,684	$(511)	$313,506

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
June 30, 2009:
Mortgage-backed securities	$22,833	$-	$(230)	$22,603
IRB	1,097	-	-	1,097
Municipal bonds	2,067	60	-	2,127
Total	$25,997	$60	$(230)	$25,827

December 31, 2008:
IRB	$1,122	$-	$-	$1,122
Municipal bonds	2,069	49	(2)	2,116
Total	$3,191	$49	$(2)	$3,238

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

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to be other-than temporary as of June 30, 2009. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

Index

At June 30, 2009, the Company’s available for sale municipal bond portfolio had a net unrealized loss of $181, or 1.7% of amortized cost.  Management believes that these unrealized losses are primarily due to the current credit and liquidity crises, which have led to a significant widening in spreads. Management believes that these market conditions will not affect the expected cash flows of the issuer.  All of the Company’s municipal bonds are rated upper medium grade or higher by one of the rating agencies, with the exception of two securities having a book value of $592 and continue to perform in accordance with contractual terms.  Although conditions in the insurance market have deteriorated, management also considers the underlying guarantee of its municipal bonds based upon the insurer’s rating and current financial condition.  Because the Company does not intend to sell each debt security, is unlikely to be required to sell the security before its maturity or anticipated recovery date and expects to collect all amounts due according to the contractual terms, no additional declines in fair value since December 31, 2008 were deemed to be other than temporary.

The Company’s variable rate trust preferred securities portfolio has an unrealized gain of $100 at June 30, 2009 reflecting an increase in the fair value of these securities in comparison to the amortized cost basis, adjusted for other-than-temporary impairment (“OTTI”) losses, established at December 31, 2008.  The Company holds two securities issued by large national banks, both of which have investment-grade credit ratings and have received investments from the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Company also holds a pooled trust preferred security with an investment-grade credit rating. The pool is well diversified geographically and the largest single issuer within the pool represents less than 4% of total holdings. The Company owns the AA tranche, which maintains adequate coverage for principal defaults and temporary interest shortfalls.  Because the Company does not intend to sell each debt security, is unlikely to be required to sell the security before its maturity or anticipated recovery date and expects to collect all amounts due according to the contractual terms, no additional declines in fair value since December 31, 2008 are deemed to be other than temporary.

The Company adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”)” effective April 1, 2009.  This new guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (“OCI”).  The new guidance requires the reclassification of the noncredit-related portion of OTTI losses previously recognized in prior quarters from retained earnings to OCI.  In making this determination, the Company considered the factors used in prior periods to deem a security as other than temporarily impaired.  The Company recognized a pre-tax, non-cash charge of $749 in 2008 for two trust preferred securities issued by large national banks with book values totaling $1.9 million.  Management determined that the decline in the fair value of these securities was entirely credit-related as both of these banks had been downgraded several times by the credit rating agencies and had experienced significant deterioration in capital adequacy.  The Company also recognized an OTTI charge of $534 in 2008 for a $1.0 million pooled trust preferred security.  Management determined that the decline in the fair value of this bond was not credit-related as all payments of principal and interest had been and are expected to be received as scheduled, the Company owns the AA tranche, which maintains adequate coverage for principal defaults and temporary interest shortfalls, and the present value of the expected cash flows exceeded the amortized cost of the security at December 31, 2008.  The Company recognized an OTTI charge of $94 in 2008 for a $388 municipal security.  Management determined that the decline in the fair value of this security was entirely credit-related as the credit rating agencies withdrew the ratings for this municipality.  As a result of this analysis and in conjunction with the new accounting guidance, the Company reclassified $337, representing the after-tax effect of the OTTI charge recorded in 2008 attributable to non-credit related factors from retained earnings to accumulated OCI as of April 1, 2009.

Index

The table below indicates the OCI rollforward as of June 30, 2009:

Non
Credit-related
OTTI

Beginning balance	$-
Additions	337
Reductions	-
Ending balance	$337

NOTE G – LOANS

The components of loans were as follows at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Residential mortgages	$331,855	$356,428
Commercial real estate	271,186	248,457
Construction	36,260	32,082
Home equity	120,009	120,724
Commercial and industrial	81,731	84,919
Automobile	15,830	17,332
Consumer	9,551	10,334
Total loans	866,422	870,276

Net deferred loan costs and fees	2,158	2,395
Allowance for loan losses	(8,962)	(8,250)
Loans, net	$859,618	$864,421

Index

NOTE H – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Non-accrual loans:
Residential mortgages	$2,030	$1,244
Commercial mortgages	2,060	2,544
Construction	761	444
Home equity	-	-
Commercial and industrial	304	425
Other consumer	180	140
Total non-accrual loans	5,335	4,797

Other real estate owned	644	998
Total non-performing assets	$5,979	$5,795

Ratios:
Total non-performing loans to total loans	0.62%	0.55%
Total non-performing assets to total assets	0.48%	0.46%

NOTE I – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Six Months Ended June 30,
	2009	2008

Balance at beginning of period	$8,250	$7,714
Provision for loan losses	1,215	835
Charge-offs:
Commercial mortgages	(282)	(6)
Construction	(130)	(90)
Home equity	-	(42)
Commercial and industrial	(135)	(249)
Automobile	(5)	-
Other consumer	(1)	(10)
Total charge-offs	(553)	(397)
Recoveries:
Commercial and industrial	48	8
Automobile	2	1
Other consumer	-	1
Total recoveries	50	10
Net charge-offs	(503)	(387)
Balance at end of period	$8,962	$8,162
Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.12%	0.09%
Allowance for loan losses to non-performing
loans at end of period	167.99%	197.39%
Allowance for loan losses to total
loans at end of period	1.03%	0.95%

Index

NOTE J – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008

Unused lines of credit	$168,404	$155,448
Amounts due mortgagors	20,436	14,479
Standby letters of credit	1,404	1,156
Commitments to originate loans	21,714	10,458

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of June 30, 2009 the Company has contributed $200 to the fund.

NOTE K – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Demand	$113,699	$114,178
NOW	35,082	32,390
Savings	122,182	99,492
Money market	185,998	160,736
Certificates of deposit	358,588	375,867
	$815,549	$782,663

NOTE L – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE M - FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis, are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
At June 30, 2009
Securities available for sale	$398	$253,036	$1,634	$255,068
Mortgage servicing rights	-	-	375	375

Total	$398	$253,036	$2,009	$255,443

At December 31, 2008
Securities available for sale	$465	$311,209	$1,832	$313,506
Mortgage servicing rights	-	-	124	124

Total	$465	$311,209	$1,956	$313,630

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2009.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2009.

Balance at December 31, 2008	$1,956
Total realized/unrealized losses included in net income	(23)
Change in unrealized loss	(198)
Purchases, sales, issuances and settlements	224
MSR amortization	50
Transfers in and out of Level 3	-
Balance at June 30, 2009	$2,009

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Index

Also, the Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual asset for the three and six months ended June 30, 2009.

				Three Months	Six Months
				Ended	Ended
				June 30, 2009	June 30, 2009
	At June 30, 2009			Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets:
Loans	$-	$5,335	$-	$(141)	$(458)
Other real estate owned	-	644	-	(7)	(15)
Other assets	-	-	1,420	-	-

Total assets	$-	$5,979	$1,420	$(148)	$(473)

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

The Company is required to provide supplemental financial statement disclosures of the estimated fair value of its financial instruments.  Financial instruments include cash and cash equivalents, investment and mortgage-backed securities, loans, deposits, borrowings and certain off-balance sheet items such as loan commitments.  Other assets significant to the Company, including bank premises and equipment, deferred tax assets, as well as core deposit and other intangible assets are not considered financial instruments and are excluded from the fair value disclosures. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments.  For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at June 30, 2009 and at December 31, 2008 also approximates fair value.

Index

Investment Securities and FHLBB Stock.  The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of Federal Home Loan Bank of Boston (FHLBB) stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

Loans.  For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using a valuation method selected by management. The fair values of residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances, as required by SFAS No. 107.

Accrued Interest Receivable and Payable.  The carrying amount of accrued interest receivable on investments and loans and accrued interest payable on deposits and borrowings, included in other liabilities, approximates their fair values.

Deposits.  The fair value of deposits with no stated maturity, such as demand deposits, NOW, regular savings, and money market deposit accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank of Boston Advances.  The fair value estimate of the borrowings from the FHLBB is determined by discounting the anticipated future cash payments by using the rates currently available to the Bank for debt with similar terms and remaining maturities.

Repurchase Agreements.  The Company enters into overnight repurchase agreements with its customers. Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance. The Company also secures term repurchase agreements through other financial institutions. The fair value of these agreements are determined by discounting the anticipated future cash payments using rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments.  Fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note J, the fair value equals the carrying amounts which are not significant.

Index

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At June 30, 2009		At December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$23,101	$23,101	$13,572	$13,572
Short-term investments	1,086	1,086	1,071	1,071
Securities available for sale	255,068	255,068	313,506	313,506
Securities held to maturity	25,997	25,827	3,191	3,238
Stock in Federal Home Loan Bank of Boston	12,223	12,223	12,223	12,223
Net loans	859,618	846,089	864,421	870,731
Accrued interest receivable	4,409	4,409	4,706	4,706

Financial Liabilities:
Deposits (with no stated maturity)	456,961	456,961	406,796	406,796
Time deposits	358,588	363,812	375,867	378,424
Federal Home Loan Bank of Boston advances	161,105	161,551	208,564	217,236
Repurchase agreements	33,146	32,460	28,042	28,021
Accrued interest payable	638	638	627	627

NOTE N – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at June 30, 2009 and 2008. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
		Director		Director		Director		Director
		Retirement		Retirement		Retirement		Retirement
	SERP	Plan	SERP	Plan	SERP	Plan	SERP	Plan
Periodic benefit cost:
Service cost	$69	$15	$77	$14	$138	$30	$153	$28
Interest cost	35	9	34	8	70	18	69	16
Total pension cost	104	24	111	22	208	48	222	44
Prior service cost amortization	19	9	19	9	38	18	38	18
Net loss amortization	-	-	6	-	-	-	12	-
Net periodic benefit cost	$123	$33	$136	$31	$246	$66	$272	$62

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any additional contributions to these plans in 2009.

NOTE O – SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, the Company has evaluated events and transactions through August 7, 2009, which is the date the financial statements were issued.

Cash dividend declared.  On July 16, 2009, the Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on August 28, 2009 to stockholders of record as of August 7, 2009.

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments that are greater than expected, the enactment of legislation or regulatory changes that have a less than favorable impact on the business of the Company, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets decreased $24.5 million, or 1.9%, to $1.24 billion at June 30, 2009 from $1.26 billion at December 31, 2008 mainly due to a decrease in the balances of available for sale investment securities and net loans, partially offset by increases in held to maturity investment securities and cash and cash equivalents.  Securities available for sale decreased $58.4 million, or 18.6%, to $255.1 million at June 30, 2009 from $313.5 million at December 31, 2008, as a result of sales of mortgage-backed securities totaling $23.9 million and repayments on existing bonds.  These securities were sold in connection with an investment strategy to recognize gains on longer-duration, higher-coupon bonds which were prepaying at very high levels.  Net loans decreased $4.8 million, or 0.6%, to $859.6 million at June 30, 2009 from $864.4 million at December 31, 2008, as a result of the sale of $29.5 million of historically low-coupon, long-term, fixed-rate residential mortgages in accordance with an asset liability management strategy.  The impact of the loan sales was offset in part by growth of $22.7 million in commercial mortgages.  Cash and cash equivalent balances grew $9.5 million to $23.1 million at June 30, 2009 reflecting a temporary increase in cash on deposit at the FHLBB.  Securities held to maturity increased $22.8 million to $26.0 million at June 30, 2009 due to purchases of mortgage-backed securities classified as held to maturity. A portion of the cash flows received from the sales of investments and loans was used to pay down FHLBB advances and to fund the repurchase of 1,262,438 shares of the United Financial’s common stock at a total cost of $17.0 million.

Total deposits increased $32.9 million, or 4.2%, to $815.5 million at June 30, 2009 compared to $782.7 million at December 31, 2008 mainly due to growth in core account balances (primarily in savings and money market accounts), partially offset by runoff in certificates of deposit. Core deposit balances grew $50.2 million, or 12.3%, to $457.0 million at June 30, 2009 from $406.8 million at December 31, 2008 reflecting competitive products and pricing, excellent customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $17.3 million, or 4.6%, to $358.6 at June 30, 2009 compared to $375.9 million at December 31, 2008.  FHLBB advances were reduced by $47.5 million, or 22.8%, to $161.1 million at June 30, 2009 from $208.6 million at December 31, 2008 reflecting pay downs of overnight borrowings utilizing cash flows from the investment and loan portfolios.

Index

Total stockholders’ equity decreased $14.1 million, or 6.2%, to $213.6 million at June 30, 2009 from $227.7 million at December 31, 2008 as a result of repurchases of our common stock totaling $17.0 million and cash dividend payments amounting to $2.2 million. These decreases were partially offset by net income of $2.7 million for the six months ended June 30, 2009, an increase of $646,000 in net unrealized gains on securities available for sale, stock-based compensation expense totaling $1.2 million and ESOP compensation expense of $493,000.

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-performing assets totaled $6.0 million, or 0.48% of total assets, at June 30, 2009 compared to $5.8 million, or 0.46% of total assets, at December 31, 2008. See also “Note H – Non-Performing Assets” in the Notes to the Unaudited Consolidated Financial Statements in this report.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2009
Residential mortgages	12	$1,243	9	$2,030	21	$3,273
Commercial mortgages	9	1,828	7	2,060	16	3,888
Construction	2	168	4	761	6	929
Home equity	3	208	-	-	3	208
Commercial and industrial	6	276	13	304	19	580
Automobile	1	3	-	-	1	3
Other consumer	-	-	3	180	3	180
Total	33	$3,726	36	$5,335	69	$9,061

At December 31, 2008
Residential mortgages	7	$939	7	$1,244	14	$2,183
Commercial mortgages	3	772	8	2,544	11	3,316
Construction	1	140	3	444	4	584
Home equity	2	126	-	-	2	126
Commercial and industrial	5	242	15	425	20	667
Automobile	1	8	-	-	1	8
Other consumer	1	2	2	140	3	142
Total	20	$2,229	35	$4,797	55	$7,026

Index

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The total amount of loans in the table below at June 30, 2009 includes fourteen relationships which represent 67% of the classified asset total. Construction loans for one- to-four family or condominium development represent 27% of the total classified asset total.  The increase in classified loans is primarily the result of downgrades on three commercial retail based mortgage loans and two commercial and industrial facilities with outstanding balances totaling $9.3 million.

	At June 30,		At December 31,
	2009		2008
	(In thousands)
Residential Real Estate (1):
Special mention	$368		$379
Substandard	1,815	(2)	1,552

All Other Loans (3):
Special mention	21,056		17,984
Substandard	33,285		22,975
Doubtful	300		894
Loss	-		-

Foreclosed Assets:
Other real estate owned	644		998

Total classified assets	$57,468		$44,782
_____________________________________________________
(1)   Includes one-to-four family loans and home equity loans and lines of credit.
(2)   Includes ten residential relationships, four of which are in foreclosure or liquidation proceedings.
(3)   At June 30, 2009, includes $14.6 million of construction loans for one- to-four family or condominium construction.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, gain on sale of loans and securities, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, data processing, occupancy, marketing, professional fees, FDIC insurance assessment, postage, printing, office supplies, and other operating expenses.  In 2009, our non-interest expense also included merger related expenses relating to our acquisition of CNB Financial. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income.  The Company’s net income was $560,000, or $0.04 per diluted share, for the second quarter of 2009 compared to net income of $2.0 million, or $0.12 per diluted share, for the same period in 2008.  The current period results include non-deductible expenses totaling $1.2 million related to the pending acquisition of CNB Financial and its subsidiary, Commonwealth National Bank and a special FDIC insurance assessment of $538,000 ($312,000 net of taxes).  The results for the 2009 period benefitted from gains of $461,000 from sales of securities and $238,000 from sales of loans and an increase in income from bank-owned life insurance, offset in part by lower net interest income and higher non-interest expenses.

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

	Three Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$341,193	$4,678	5.48%	$356,721	$4,926	5.52%
Commercial real estate	290,205	4,194	5.78%	257,831	4,010	6.22%
Home equity	120,703	1,365	4.52%	117,106	1,643	5.61%
Commercial and industrial	82,202	1,112	5.41%	83,228	1,302	6.26%
Consumer and other	26,579	372	5.60%	30,418	414	5.44%
Total loans	860,882	11,721	5.45%	845,304	12,295	5.82%
Investment securities	283,005	3,390	4.79%	288,502	3,560	4.94%
Other interest-earning assets	24,421	9	0.15%	12,591	118	3.75%
Total interest-earning assets	1,168,308	15,120	5.18%	1,146,397	15,973	5.57%
Noninterest-earning assets(2)	57,902			37,230
Total assets	$1,226,210			$1,183,627

Interest-bearing liabilities:
Savings accounts	$116,078	331	1.14%	$82,335	235	1.14%
Money market accounts	182,055	604	1.33%	173,958	784	1.80%
NOW accounts	29,615	34	0.46%	33,332	45	0.54%
Certificates of deposit	361,356	2,675	2.96%	364,017	3,295	3.62%
Total interest-bearing deposits	689,104	3,644	2.12%	653,642	4,359	2.67%
FHLB advances	164,955	1,704	4.13%	170,052	1,603	3.77%
Other interest-bearing liabilities	33,140	229	2.76%	12,579	103	3.28%
Total interest-bearing liabilities	887,199	5,577	2.51%	836,273	6,065	2.90%
Demand deposits	114,321			108,348
Other noninterest-bearing liabilities	8,189			10,765
Total liabilities	1,009,709			955,386
Stockholders' equity	216,501			228,241
Total liabilities and stockholders' equity	$1,226,210			$1,183,627

Net interest income		$9,543			$9,908
Interest rate spread(3)			2.67%			2.67%
Net interest-earning assets(4)	$281,109			$310,124
Net interest margin(5)			3.27%			3.46%
Average interest-earning assets to
average interest-bearing liabilities			131.68%			137.08%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(212)	$(36)	$(248)
Commercial real estate	481	(297)	184
Home equity	49	(327)	(278)
Commercial and industrial	(16)	(174)	(190)
Consumer and other	(53)	11	(42)
Total loans	249	(823)	(574)
Investment securities	(67)	(103)	(170)
Other interest-earning assets	58	(167)	(109)
Total interest-earning assets	240	(1,093)	(853)

Interest-bearing liabilities:
Savings accounts	96	-	96
Money market accounts	35	(215)	(180)
NOW accounts	(5)	(6)	(11)
Certificates of deposit	(24)	(596)	(620)
Total interest-bearing deposits	102	(817)	(715)
FHLB advances	(49)	150	101
Other interest-bearing liabilities	144	(18)	126
Total interest-bearing liabilities	197	(685)	(488)

Change in net interest income	$43	$(408)	$(365)

(1) Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $365,000, or 3.7%, to $9.5 million for the three months ended June 30, 2009 from the same period in 2008 as a result of net interest margin contraction, partially offset by growth in average interest-earning assets. Net interest margin decreased 19 basis points to 3.27% for the three-month period ended June 30, 2009 compared to 3.46% for the same period in 2008 reflecting a decrease of 37 basis points in the yield on loans driven by a substantial amount of loan refinancing activity and the lower interest rate environment, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment, and the cost to fund the purchase of bank-owned life insurance and share repurchases.  These items were partially offset by a decrease of 39 basis points in the average rate paid on interest-bearing liabilities. Average earning assets expanded $21.9 million, or 1.9%, to $1.2 billion, mainly due to loan growth.

Index

Interest Income.  Interest income decreased $853,000, or 5.3%, to $15.1 million for the three months ended June 30, 2009 from $16.0 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 39 basis points to 5.18% for the second quarter of 2009 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was primarily limited to home equity, commercial and commercial real estate loans due to the significant number of those loans tied to the prime rate or a shorter-term index. The lower yield on earning assets was also due to the suspension of the Federal Home Loan Bank of Boston stock dividend for the second quarter of 2009 and most likely the remainder of the year. In the comparable 2008 period, we received $102,000 in stock dividends from the Federal Home Loan Bank of Boston.  Total average interest-earning asset balances increased $21.9 million, or 1.9%, to $1.2 billion for the three months ended June 30, 2009 mainly due to growth in average loans and other interest-earning assets, offset in part by lower average investment security balances.  Total average loans increased $15.6 million, or 1.8%, to $860.9 million for the second quarter of 2009 as a result of origination activity, partially offset by scheduled amortization, prepayments of existing loans and residential real estate loan sales during the second quarter of 2009.  The expansion in other interest-earning assets of $11.8 million, or 94.0%, to $24.4 million for the second quarter of 2009 is due to an increase in funds held in lower-yielding cash equivalents.  Total average investment securities decreased by $5.5 million, or 1.9%, to $283.0 million mainly due to sales of mortgage-backed securities and principal repayments of existing securities.

Interest Expense.  Interest expense decreased $488,000, or 8.1%, to $5.6 million for the three months ended June 30, 2009 from $6.1 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 39 basis points to 2.51% for the three months ended June 30, 2009 reflecting the repricing of money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board. In addition, the average yield on FHLB advances increased by 36 basis points to 4.13% reflecting paydowns of lower rate short-term advances. Average interest-bearing liabilities increased $50.9 million, or 6.1%, to $887.2 million for the three months ended June 30, 2009 from $836.3 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities, partially offset by a decrease in average FHLB advances. Total average interest-bearing deposits increased $35.5 million, or 5.4%, to $689.1 million for the second quarter of 2009 as compared to $653.6 million for the three months ended June 30, 2008, mainly attributable to an increase in savings account and money market account balances related to new branches opened in 2008, attractive products, competitive pricing and excellent customer service. Total other interest-bearing liabilities increased $20.6 million, or 163.5%, to $33.1 million reflecting the use of repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates. Total average FHLB advances decreased $5.1 million, or 3.0%, to $165.0 million due to the use of cash flows from investment securities and loans to pay down short-term borrowings.

Provision for Loan Losses. The provision for loan losses increased slightly to $675,000 for the three months ended June 30, 2009 as compared to $651,000 for the same period in 2008.  The provision for the second quarter of 2009 reflects the impact of an increase in classified assets and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $9.0 million, or 1.03%, of loans outstanding at June 30, 2009.

Index

Non-interest Income.  Non-interest income increased $1.0 million, or 64.9%, to $2.6 million for the three months ended June 30, 2009 from $1.6 million for the comparable period in 2008 due to net gains of $461,000 realized from sales of securities and $238,000 realized from loan sales, both as more fully described on p.20, as well as an increase of $245,000 in income from bank-owned life insurance. The increase in income from bank-owned life insurance reflects the purchase of an additional $20 million of cash surrender value life insurance in November of 2008.

Non-interest Expense.  Non-interest expense increased $2.5 million, or 32.8%, to $10.0 million for the three months ended June 30, 2009 from $7.6 million for the prior year period. Current period expenses include acquisition-related costs totaling $1.2 million and a special FDIC insurance assessment of $538,000. Excluding these items, total non-interest expenses would have been $8.3 million, $781,000 or 10.3% higher than the same period last year.  Salaries and benefits increased $416,000, or 9.9%, reflecting an increase in stock-based compensation as a result of stock options and restricted stock granted in the second quarter of 2008, annual wage increases, and staffing costs related to new branches opened in 2008 and 2009.  Occupancy costs increased $63,000, or 10.9%, primarily due to new branches. In addition to the $538,000 special assessment, the FDIC insurance assessment increased $188,000 in connection with higher premiums that became effective in 2009. Other expenses expanded by $236,000 due to the prior year reversal of $92,000 in IRS- related interest, which was accrued in the first quarter of 2008, and an increase of $69,000 in equipment depreciation and maintenance costs.

Income Tax Expense. Income tax expense decreased $399,000 to $873,000 for three months ended June 30, 2009 from the comparable 2008 period as a result of lower pretax income offset by an increase in the effective rate from 38.8% to 60.9% due to the non-deductible merger expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Net Income.  The Company’s net income for the six months ended June 30, 2009 amounted to $2.7 million, or $0.17 per diluted share, compared to $4.0 million, or $0.24 per diluted share, for the same period in 2008.  Current period results include non-deductible expenses totaling $1.2 million related to the pending acquisition of Commonwealth National Bank and a special FDIC insurance assessment of $538,000 ($312,000 net of taxes). The results for the 2009 period benefitted from gains of $461,000 from sales of securities and $363,000 from sales of loans as well as an increase in income from bank-owned life insurance, offset by lower net interest income, an increase in the provision for loan losses and higher non-interest expenses.

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

	Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$348,090	$9,621	5.53%	$352,739	$9,849	5.58%
Commercial real estate	286,418	8,382	5.85%	253,397	8,032	6.34%
Home equity loans	121,034	2,784	4.60%	117,181	3,437	5.87%
Commercial and industrial	82,502	2,224	5.39%	82,803	2,690	6.50%
Consumer and other	27,163	761	5.60%	30,684	834	5.44%
Total loans	865,207	23,772	5.50%	836,804	24,842	5.94%
Investment securities	298,316	7,261	4.87%	250,191	6,178	4.94%
Other interest-earning assets	19,568	17	0.17%	17,193	359	4.18%
Total interest-earning assets	1,183,091	31,050	5.25%	1,104,188	31,379	5.68%
Noninterest-earning assets(2)	55,557			35,558
Total assets	$1,238,648			$1,139,746

Interest-bearing liabilities:
Savings accounts	$110,900	620	1.12%	$74,943	400	1.07%
Money market accounts	176,645	1,229	1.39%	174,380	1,793	2.06%
NOW accounts	29,977	68	0.45%	32,629	85	0.52%
Certificates of deposit	364,178	5,552	3.05%	359,024	7,054	3.93%
Total interest-bearing deposits	681,700	7,469	2.19%	640,976	9,332	2.91%
FHLB advances	184,619	3,440	3.73%	143,285	2,904	4.05%
Other interest-bearing liabilities	32,463	443	2.73%	12,085	204	3.38%
Total interest-bearing liabilities	898,782	11,352	2.53%	796,346	12,440	3.12%
Demand deposits	112,719			105,066
Other noninterest-bearing liabilities	8,567			10,507
Total liabilities	1,020,068			911,919
Stockholders' equity	218,580			227,827
Total liabilities and stockholders' equity	$1,238,648			$1,139,746

Net interest income		$19,698			$18,939
Interest rate spread(3)			2.72%			2.56%
Net interest-earning assets(4)	$284,309			$307,842
Net interest margin(5)			3.33%			3.43%
Average interest-bearing assets to
average interest-bearing liabilities			131.63%			138.66%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(129)	$(99)	$(228)
Commercial real estate	997	(647)	350
Home equity loans	110	(763)	(653)
Commercial and industrial	(10)	(456)	(466)
Consumer and other	(98)	25	(73)
Total loans	870	(1,940)	(1,070)
Investment securities	1,172	(89)	1,083
Other interest-earning assets	44	(386)	(342)
Total interest-earning assets	2,086	(2,415)	(329)

Interest-bearing liabilities:
Savings accounts	200	20	220
Money market accounts	23	(587)	(564)
NOW accounts	(7)	(10)	(17)
Certificates of deposit	100	(1,602)	(1,502)
Total interest-bearing deposits	316	(2,179)	(1,863)
FHLB advances	785	(249)	536
Other interest-bearing liabilities	285	(46)	239
Total interest-bearing liabilities	1,386	(2,474)	(1,088)

Change in net interest income	$700	$59	$759

(1) Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $759,000, or 4.0%, to $19.7 million for the six months ended June 30, 2009 from $18.9 million for the comparable 2008 period reflecting growth in average earning assets, partially offset by net interest margin contraction. Net interest margin decreased 10 basis points to 3.33% for the six months ended June 30, 2009 from 3.43% for the prior year period reflecting a decrease of 44 basis points in the yield on loans driven by a substantial amount of loan refinancing activity and the lower interest rate environment, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment, and the cost to fund the purchase of bank-owned life insurance and share repurchases.  These items were partially offset by a decrease of 59 basis points in the average rate paid on interest-bearing liabilities. Average earning assets expanded $78.9 million, or 7.2%, to $1.2 billion, mainly due to purchases of mortgage-backed securities and loan growth.

Index

Interest Income.  Interest income decreased $329,000, or 1.1%, to $31.1 million for the six months ended June 30, 2009 from $31.4 million for the prior year period reflecting a decrease in the yield on average interest-earning assets, partially offset by expansion in total average interest-earning asset balances. The yield on average interest-earning assets decreased 43 basis points to 5.25% for the six months ended June 30, 2009 in connection with the lower interest rate environment. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was primarily limited to home equity, commercial and commercial real estate loans due to the significant number of those loans tied to the prime rate or a shorter-term index.  Total average interest-earning asset balances increased $78.9 million, or 7.2%, to $1.2 billion for the six months ended June 30, 2009 due in large part to purchases of investment securities and loan growth. Total average investment securities increased by $48.1 million, or 19.2%, to $298.3 million for the first six months of 2009 primarily due to the purchases of mortgaged-backed securities. Total average loans increased $28.4 million, or 3.4%, to $865.2 million for the first six months of 2009 as a result of origination activity, partially offset by prepayments and normal amortization.  The impact of the decrease in market rates was partially offset by purchases of higher yielding mortgage-backed securities.

Interest Expense.  Interest expense decreased $1.1 million, or 8.8%, to $11.4 million for the six months ended June 30, 2009 from $12.4 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 59 basis points to 2.53% for the six months ended June 30, 2009 reflecting the repricing of money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant. Average interest-bearing liabilities increased $102.4 million, or 12.9%, to $898.8 million for the six months ended June 30, 2009 reflecting growth in interest-bearing deposits, FHLB advances and other interest-bearing liabilities.  Total average interest-bearing deposits increased $40.7 million, or 6.4%, to $681.7 million for the first six months of 2009 mainly attributable to an increase in savings and money market accounts and certificate of deposit balances related to new branches opened in 2008, attractive products, competitive pricing and excellent customer service.  Total average FHLB advances increased $41.3 million, or 28.9%, to $184.6 million to fund asset growth and to take advantage of lower interest rates.  Other interest-bearing liabilities increased $20.4 million or 168.6% reflecting the use of repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates.

Provision for Loan Losses. The provision for loan losses was $1.2 million for the six months ended June 30, 2009 as compared to $835,000 for the same period in 2008. The provision for the second quarter of 2009 reflects the impact of an increase in classified assets as well as higher net charge-offs and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses was $9.0 million, or 1.03%, of loans outstanding at June 30, 2009.

Non-interest Income.  Non-interest income increased $1.4 million, or 43.7%, to $4.4 million for the six months ended June 30, 2009 due to net gains of $461,000 realized from sales of securities and $363,000 realized from loan sales, as well as an increase of $509,000 in bank-owned life insurance income.

Index

Non-interest Expense.  Non-interest expense increased $3.5 million, or 23.5%, to $18.2 million for the six months ended June 30, 2009 from $14.7 million for the prior year period. Current period expenses include acquisition-related costs totaling $1.2 million and a special FDIC insurance assessment of $538,000. Excluding these items, total non-interest expenses would have increased $1.8 million or 12.0%. Total salaries and benefits increased $1.0 million, or 12.6%, mainly due to staffing costs for new branches opened in 2008 and 2009, new employees hired to support and facilitate the growth of the Company, annual wage increases and an increase in stock related compensation expense.  Occupancy costs grew $219,000, or 20.1%, principally attributable to the new branches opened in 2008 and 2009. Data processing costs expanded $107,000, or 7.0%, reflecting a larger loan and deposit base and new branches opened in 2008 and 2009.  In addition to the $538,000 special assessment, the FDIC insurance assessment increased $507,000 in connection with higher premiums that became effective in 2009.

Income Tax Expense. Income tax expense decreased $435,000 to $2.1 million for six months ended June 30, 2009 from $2.5 million for the comparable 2008 period due in large part to a decrease in income before income taxes offset by an increase in the effective rate from 38.8% to 56.6%. The increase in the effective tax rate was mainly attributable to the non-deductible acquisition-related expenses totaling $1.2 million offset by an increase of $509,000 in bank-owned life insurance income.

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

Index

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 basis points at June 30, 2009 and December 31, 2008. Due to the historically low level of interest rates, a model reflecting a downward shift in the yield curve is not relevant and was not produced at the dates indicated.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(June 30, 2009)	(December 31, 2008)

-100	NA	NA
Stable	0.0%	0.0%
+200	1.6%	(3.3)%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, market conditions, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables may vary significantly from assumptions used.

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

Index

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

	June 30, 2009
				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$117,066	$(52,317)	(31)%	10.36%	(338)
+200	140,833	(28,551)	(17)	12.06	(169)
+100	158,614	(10,770)	(6)	13.19	(56)
0	169,383			13.75

	December 31, 2008
				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$122,901	$(66,712)	(35)%	10.52%	(424)
+200	147,220	(42,393)	(22)	12.19	(257)
+100	170,707	(18,906)	(10)	13.68	(108)
0	189,613			14.76
_____________________ (1) Assumes an instantaneous uniform change in interest rates at all maturities.
(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4) NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at June 30, 2009 and December 31, 2008, in the event of a 300 basis point increase in interest rates, we would experience a 31% and 35%, respectively, decrease in net portfolio value. We did not prepare a net portfolio value calculation for interest rate decreases at the dates indicated due to the historically low interest rate environment.

Index

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At June 30, 2009 our liquidity ratio was 26.65%, compared to 35.02% at December 31, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $23.1 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $255.1 million and $26.0 million, respectively, at June 30, 2009. In addition, at June 30, 2009, we had the ability to borrow a total of approximately $423.9 million from the Federal Home Loan Bank of Boston. On that date, we had $161.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2009, we had $21.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $168.4 million in unused lines of credit to borrowers and $20.4 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of June 30, 2009 totaled $238.1 million, or 29.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Index

Our primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2009, we originated $117.4 million of loans and purchased $27.7 million of securities. In the comparable 2008 period, we originated $165.2 million of loans and purchased $170.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $32.9 million and $56.0 million for the six months ended June 30, 2009 and 2008, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $47.5 million during the six months ended June 30, 2009 reflecting the use of cash flows received from the loan and investment portfolios to pay down short term Federal Home Loan Bank advances. For the same period in 2008, Federal Home Loan Bank advances increased $82.4 million. Federal Home Loan Bank advances have primarily been used to fund loan demand and investment security purchases. We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $250.9 million at June 30, 2009 and $282.1 million at December 31, 2008. At June 30, 2009 and December 31, 2008, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window.  The Bank and United Financial also applied for and received approval from the FDIC to issue guaranteed debt through the Temporary Liquidity Guarantee Program (“TLGP”). The FDIC has created this program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders.  United Financial also has repurchased shares of its common stock.  United Financial’s primary source of funds is ESOP debt repayments from the Bank.  At June 30, 2009, United Financial had liquid assets of $32.7 million.

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

Index

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (in thousands)
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$238,102	$92,032	$28,454	$-	$358,588
Federal Home Loan Bank advances	30,958	53,859	48,232	28,056	161,105
Repurchase agreements	13,146	-	-	20,000	33,146
Standby letters of credit	1,404	-	-	-	1,404
Operating leases	596	880	701	2,751	4,928
Capitalized leases	406	812	813	6,966	8,997
Future benefits to be paid under
retirement plans	198	3,064	1,037	760	5,059
Total	$284,810	$150,647	$79,237	$58,533	$573,227
Commitments:
Commitments to extend credit	$211,958	$-	$-	$-	$211,958
Commitment to invest in venture
capital fund	800	-	-	-	800
Total	$212,758	$-	$-	$-	$212,758

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

			To Be Well Capitalized
		For Capital	Under Regulatory
	Actual	Adequacy Purposes	Framework
As of June 30, 2009:
Total risk-based capital	19.22%	8.00%	10.00%

Tier 1 risk-based capital	18.20%	4.00%	6.00%

Tier 1 (core) capital	13.08%	4.00%	5.00%

Tangible equity	13.08%	1.50%	N/A

As of December 31, 2008:
Total risk-based capital	18.71%	8.00%	10.00%

Tier 1 risk-based capital	17.76%	4.00%	6.00%

Tier 1 (core) capital	12.31%	4.00%	5.00%

Tangible equity	12.31%	1.50%	N/A

Index

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At June 30, 2009, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s Consolidated Financial Statements.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At June 30, 2009, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K, except for those related to our pending merger acquisition with CNB Financial and detailed below. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of United Financial.

If the merger is not completed, the ongoing businesses of United Financial may be adversely affected and United Financial will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees, and

•
diverting the focus of management of each of the companies from pursuing other opportunities that could be beneficial to the companies, in each case, without realizing any of the benefits of having the merger completed.

The integration of the operations of United Financial and CNB Financial may be more difficult than anticipated.

The success of the merger will depend on a number of factors, including, but not limited to, United Financial’s ability to:

•	timely and successfully integrate the operations of United Financial and CNB Financial;

•	maintain existing relationships with Commonwealth National Bank’s depositors and to minimize withdrawals of deposits subsequent to the merger;

•	maintain and enhance existing relationships with borrowers to limit potential losses from loans made by Commonwealth National Bank;

•	control the incremental non-interest expense from United Financial to maintain overall operating efficiencies;

•	retain key personnel; and

•	compete effectively in the communities served by Commonwealth National Bank.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel.  The integration of the two companies will require the experience and expertise of certain key employees of CNB Financial who are expected to be retained by United Financial.  United Financial may not be successful in retaining these employees for the time period necessary to successfully integrate CNB Financial’s operations with those of United Financial.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operation of United Financial following the merger.

United Financial and CNB Financial will be subject to business uncertainties while the merger is pending that could adversely affect their businesses.

Uncertainty among employees, depositors, vendors and others about the effect of the merger may have an adverse effect on United Financial and CNB Financial and, consequently, on the combined company.  Although United Financial and CNB Financial intend to take actions to reduce any adverse effects, these uncertainties may impair their ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause depositors, vendors and others that do business with United Financial and CNB Financial to seek to change existing business relationships with either or both companies.

Index

United Financial and CNB Financial will incur significant transaction costs which may diminish the anticipated benefits of the merger.

United Financial and CNB Financial expect to incur merger-related costs totaling approximately $4.1 million in connection with completing the merger, including the expenses related to integrating the operations of the two companies.  Substantially all merger-related costs to be incurred by the two companies will be charged to operations and will not be included as a component of the purchase price under purchase accounting.  The amount of merger-related costs expected to be incurred by United Financial and CNB Financial are preliminary estimates and are subject to change.

United Financial and CNB Financial are continuing to assess the magnitude of these costs, and, therefore, these estimates may change substantially as additional unanticipated costs may be incurred in the integration of the businesses of the two companies.  Although United Financial and CNB Financial believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No unregistered securities were sold by the Company during the quarter ended June 30, 2009.

 (b) Not applicable

 (c) The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2009.

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as Part	Shares (or Units) that
	of Shares		Paid Per	of Publicly	May Yet Be
Period	(or Units) Purchased		Share (or Unit)	Announced Plans or Programs	Purchased Under the Plans or Programs (1)

April 1 - 30, 2009	40,000		$13.10	40,000	479,738

May 1 - 31, 2009	89,900		13.15	89,900	389,838

June 1 - 30, 2009	131,959	(2)	12.93	121,500	268,338
Total	261,859		$13.04	251,400

_________________________
(1)   On February 19, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 841,138 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

(2)    Includes the withholding of 10,459 shares at $13.14 per share subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

Index

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on April 16, 2009.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Kevin E. Ross	14,622,922	666,518
Robert A. Stewart, Jr.	14,883,513	405,927
Thomas H. Themistos	14,886,972	402,468

2.	The appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTENTIONS
15,215,584	65,016	8,840

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

United Financial Bancorp, Inc.

Date: August 7, 2009	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer