Form 10-Q
period 2009-11-03
United Financial Bancorp, Inc.
filed 2009-11-06
CIK 1405049

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value
16,075,650 shares outstanding as of November 3, 2009

United Financial Bancorp, Inc.

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$10,516	$10,356
Interest-bearing deposits	2,462	3,216
Total cash and cash equivalents	12,978	13,572

Short-term investments	1,091	1,071
Securities available for sale, at fair value	240,631	313,506
Securities held to maturity, at amortized cost (fair value of $40,956 at September 30, 2009 and $3,238 at December 31, 2008)	40,505	3,191
Loans, net of allowance for loan losses of $9,497 at September 30, 2009 and $8,250 at December 31, 2008	879,443	864,421
Other real estate owned	556	998
Accrued interest receivable	4,484	4,706
Deferred tax asset, net	10,026	7,969
Stock in the Federal Home Loan Bank of Boston	12,223	12,223
Banking premises and equipment, net	14,046	12,125
Bank-owned life insurance	28,143	27,173
Other assets	3,347	2,179

TOTAL ASSETS	$1,247,473	$1,263,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$725,109	$668,485
Non-interest-bearing	115,216	114,178
Total deposits	840,325	782,663
Federal Home Loan Bank of Boston advances	145,342	208,564
Repurchase agreements	30,130	28,042
Escrow funds held for borrowers	2,130	1,667
Capitalized lease obligations	5,173	3,129
Accrued expenses and other liabilities	7,939	11,355

Total liabilities	1,031,039	1,035,420

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 17,763,747 shares issued at September 30, 2009 and December 31, 2008	178	178
Paid-in capital	166,326	164,358
Retained earnings	77,609	75,888
Unearned compensation	(11,613)	(12,144)
Treasury stock, at cost (1,594,302 shares at September 30, 2009 and 261,798 shares at December 31, 2008)	(21,460)	(3,497)
Accumulated other comprehensive income, net of taxes	5,394	2,931
Total stockholders’ equity	216,434	227,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,247,473	$1,263,134

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans	$12,036	$12,835	$35,808	$37,676
Investments	3,282	3,886	10,543	10,064
Other interest-earning assets	7	90	24	450
Total interest and dividend income	15,325	16,811	46,375	48,190

Interest expense:
Deposits	3,454	4,217	10,923	13,549
Borrowings	1,897	2,058	5,780	5,166
Total interest expense	5,351	6,275	16,703	18,715

Net interest income before provision for loan losses	9,974	10,536	29,672	29,475

Provision for loan losses	800	644	2,015	1,479

Net interest income after provision for loan losses	9,174	9,892	27,657	27,996

Non-interest income:
Fee income on depositors’ accounts	1,257	1,219	3,526	3,452
Net gain on sale of loans	-	-	363	-
Net gain on sale of securities	-	-	461	8
Wealth management income	136	313	480	599
Income from bank-owned life insurance	372	14	1,026	159
Other income	220	187	575	608
Total non-interest income	1,985	1,733	6,431	4,826

Non-interest expense:
Salaries and benefits	4,625	4,523	13,904	12,763
Occupancy expenses	598	636	1,904	1,723
Marketing expenses	337	302	1,093	1,101
Data processing expenses	877	804	2,518	2,338
Professional fees	211	321	929	1,136
Merger related expenses	270	-	1,431	-
FDIC insurance assessments	83	196	1,313	381
Other expenses	1,092	1,024	3,186	3,090
Total non-interest expense	8,093	7,806	26,278	22,532

Income before income taxes	3,066	3,819	7,810	10,290

Income tax expense	1,165	1,455	3,226	3,951

Net income	$1,901	$2,364	$4,584	$6,339

Earnings per share:
Basic	$0.13	$0.14	$0.30	$0.39
Diluted	$0.13	$0.14	$0.30	$0.39

Weighted average shares outstanding (1):
Basic	14,997,836	16,383,949	15,293,117	16,442,151
Diluted	15,004,694	16,385,242	15,303,060	16,442,582

(1)
Prior period basic and diluted share data were revised as required by the Earnings Per Share Topic of FASB ASC and in accordance with the provisions of "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic earnings per share using the two-class method. This revision decreased earnings per share $0.01 for the three months ended September 30, 2008 and had no impact on earnings per share for the nine months ended as previously reported.

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$-	$(169)	$226,120
Net income	-	-	-	6,339	-	-	-	6,339
Other comprehensive loss	-	-	-	-	-	-	(2,057)	(2,057)
Total comprehensive income								4,282

Cash dividends paid ($0.20 per share)	-	-	-	(3,295)	-	-	-	(3,295)
Net costs from issuance of common stock pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008
Equity Incentive Plan	(359,581)	-	-	-	-	(4,240)	-	(4,240)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(10,086)	-	-	-	-	(125)	-	(125)
Reissuance of treasury shares in connection with restricted stock grants	313,500	-	(3,697)	-	-	3,697	-	-
Stock-based compensation	-	-	1,380	-	-	-	-	1,380
ESOP shares committed to be released	-	-	99	-	524	-	-	623

Balances at September 30, 2008	17,707,580	$178	$163,676	$76,070	$(12,311)	$(668)	$(2,226)	$224,719

Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714

Noncredit-related OTTI (1)	-	-	-	337	-	-	(337)	-
Net income	-	-	-	4,584	-	-	-	4,584
Other comprehensive income	-	-	-	-	-	-	2,800	2,800
Total comprehensive income								7,384

Cash dividends paid ($0.21 per share)	-	-	-	(3,200)	-	-	-	(3,200)
Treasury stock purchases	(1,311,979)	-	-	-	-	(17,697)	-	(17,697)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(20,923)	-	-	-	-	(271)	-	(271)
Tax benefit from MRP vesting	-	-	33	-	-	-	-	33

Reissuance of treasury shares in connection with restricted stock grants	398	-	(5)	-	-	5	-	-
Stock-based compensation	-	-	1,753	-	-	-	-	1,753
ESOP shares committed to be released	-	-	187	-	531	-	-	718

Balances at September 30, 2009	16,169,445	$178	$166,326	$77,609	$(11,613)	$(21,460)	$5,394	$216,434

(1)
As required by the Recognition and Presentation of Other-Than-Temporary Impairments ("OTTI") Topic of FASB ASC, reflects noncredit-related OTTI on securities not expected to be sold in other comprehensive income (loss), effective April 1, 2009.

The components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30,
	2009	2008

Change in unrealized holding gains (losses) on available-for-sale securities	$5,002	$(3,415)
Reclassification adjustment for gains realized in income	(461)	(8)
Net change in unrealized gains (losses)	4,541	(3,423)

Tax effect	1,741	(1,366)

Other comprehensive income (loss)	$2,800	$(2,057)

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$4,584	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,015	1,479
ESOP expense	718	623
Stock-based compensation	1,753	1,380
Amortization of premiums and discounts	262	138
Depreciation and amortization	793	652
Amortization of intangible assets	17	23
Provision for other real estate owned	55	-
Net loss on sale of other real estate owned	27	45
Net gain on sale of securities	(461)	(8)
Loans originated for sale	(16,018)	-
Proceeds from sales of loans held for sale	16,381	-
Net gain on sale of loans	(363)	-
Increase in cash surrender value of bank-owned life insurance	(970)	(308)
Merger related expenses	1,431	-
Decrease (increase) in accrued interest receivable	222	(388)
Increase in other assets	(4,982)	(2,954)
Decrease in accrued expenses and other liabilities	(3,168)	(2,237)
Net cash provided by operating activities	2,296	4,784
Cash flows from investing activities:
Purchases of securities available for sale	(4,599)	(203,411)
Proceeds from sales of securities available for sale	24,386	30,274
Proceeds from maturities, calls and principal repayments of securities
available for sale	57,897	58,425
Purchases of securities held to maturity	(38,856)	-
Proceeds from maturities, calls and principal repayments of securities held to maturity	1,472	385
Investment in short term time deposits	(20)	(33)
Purchases of Federal Home Loan Bank of Boston stock	-	(1,966)
Proceeds from sales of other real estate owned	514	655
Net loan originations, purchases and principal repayments	(30,828)	(39,708)
Proceeds from sales of loans	13,637	-
Purchases of property and equipment	(586)	(1,059)
Cash paid on merger related expenses	(1,431)	-
Cash paid to acquire Levine Financial Group	(92)	-
Net cash provided by (used in) investing activities	21,494	(156,438)

(Continued)

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008 (Concluded)
(Dollars in thousands)

	2009	2008
Cash flows from financing activities:
Net increase in deposits	57,662	42,205
Net (decrease) increase in short-term borrowings from Federal
Home Loan Bank of Boston	(42,000)	52,145
Proceeds of Federal Home Loan Bank of Boston long-term advances	-	85,000
Repayments of Federal Home Loan Bank of Boston long-term advances	(21,222)	(19,012)
Net increase (decrease) in repurchase agreements	2,088	(2,499)
Net increase in escrow funds held for borrowers	463	453
Payments on capitalized lease obligations	(240)	(162)
Repurchases of common stock to fund the 2008 Equity Incentive Plan	-	(3,697)
Tax benefit from MRP vesting	33	-
Treasury stock purchases	(17,968)	(668)
Cash dividends paid	(3,200)	(3,295)
Costs from issuance of common stock pursuant to second-step conversion	-	(26)
Net cash (used in) provided by financing activities	(24,384)	150,444
Decrease in cash and cash equivalents	(594)	(1,210)
Cash and cash equivalents at beginning of period	13,572	14,254
Cash and cash equivalents at end of period	$12,978	$13,044

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$11,341	$18,531
Income taxes – net	9,680	9,676
Non-cash items:
Capitalized lease assets and obligations	2,119	1,308
Transfer of loans to other real estate owned	123	150

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009.

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

CNB Financial, a publicly traded bank holding company, operates six branches in Worcester, Massachusetts, and had total assets of $297 million, total loans of $242 million and total deposits of $202 million at March 31, 2009. United Financial will acquire the outstanding shares of CNB Financial for an aggregate purchase price of approximately $24 million (based upon United Financials’ closing stock price of $11.58 at September 30, 2009), which includes outstanding stock options and warrants.

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

NOTE C – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB Accounting Standards Codification (“ASC”) which permits a one-year deferral in applying the measurement provisions to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application to that item is deferred until fiscal years beginning after November 15, 2008. The adoption on January 1, 2009, had no material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued new guidance in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance also includes identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This new guidance is effective for interim periods ending after June 15, 2009.  The adoption of this new guidance in the second quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued new guidance in accordance with and as required by the Investments-Debt and Equity Securities Topic of FASB ASC, “Recognition and Presentation of Other-Than-Temporary Impairments”, in which the objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis. This new guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This new guidance is effective for interim periods ending after June 15, 2009. The adoption of this new guidance in the second quarter of 2009 has been applied in the Company’s Consolidated Financial Statements as disclosed in Note F.

Index

In April 2009, the FASB issued new guidance in accordance with and as required by the Financial Instruments Topic of FASB ASC, “Interim Disclosures about Fair Value of Financial Instruments,” which amends “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this new guidance in the second quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification (“ASC”) will be the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in the FASB ASC. All other accounting literature not included in the FASB ASC is nonauthoritative. The adoption of the FASB ASC in the third quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standard Update 2009-05 (ASU 2009-05) “Measuring Liabilities at Fair Value”, in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC. This ASU was issued in response to the credit crisis and will reduce potential differences in measuring liabilities at fair value and thus promote comparability of companies’ financial statements.  This update is effective for interim and fiscal periods beginning after October 1, 2009. The Company is evaluating the impact the adoption of ASU 2009-05 will have on its financial statements.

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

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect United Financial’s operating results.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review United Financial’s allowance for loan losses.  Such agencies may require United Financial to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate.  In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information.  If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the credit related impairment write-down is included in the results of operations and the non-credit related impairment for securities not expected to be sold is recognized in other comprehensive income (loss).  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

Index

NOTE E – EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed as required by the Earnings Per Share Topic of FASB ASC. Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,901	$2,364	$4,584	$6,339
Weighted average common shares applicable to basic EPS (3)	14,997,836	16,383,949	15,293,117	16,442,151
Effect of dilutive potential common shares (1, 2)	6,858	1,293	9,943	431
Weighted average common shares applicable to diluted EPS (3)	15,004,694	16,385,242	15,303,060	16,442,582

Earnings per share:
Basic	$0.13	$0.14	$0.30	$0.39
Diluted	$0.13	$0.14	$0.30	$0.39

(1)
Options to purchase 1,302,863 and 1,469,543 shares for three months ended September 30, 2009 and 2008, respectively, and 1,302,863 and 1,534,592 shares for nine months ended September 30, 2009 and 2008, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

(2)	Includes incremental shares related to dilutive stock options.
(3)
Prior period basic and diluted share data were revised as required by the Earnings Per Share Topic of FASB ASC and in accordance with the provisions of "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic EPS using the two-class method. This revision decreased earnings per share $0.01 for the three months ended September 30, 2008 and had no impact on earnings per share for the nine months ended as previously reported.

Index

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
September 30, 2009:
Debt Securities:
Government-sponsored enterprises	$362	$14	$-	$376
Mortgage-backed securities	217,518	10,058	(35)	227,541
Municipal bonds	10,504	516	(80)	10,940
Corporate bonds	1,533	241	-	1,774
Total securities available for sale	$229,917	$10,829	$(115)	$240,631

December 31, 2008:
Debt Securities:
Government-sponsored enterprises	$467	$-	$(2)	$465
Mortgage-backed securities	294,824	6,601	(314)	301,111
Municipal bonds	10,504	83	(195)	10,392
Corporate bonds	1,538	-	-	1,538
Total securities available for sale	$307,333	$6,684	$(511)	$313,506

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
September 30, 2009:
Mortgage-backed securities	$37,346	$348	$(29)	$37,665
IRB	1,093	-	-	1,093
Municipal bonds	2,066	132	-	2,198
Total	$40,505	$480	$(29)	$40,956

December 31, 2008:
IRB	$1,122	$-	$-	$1,122
Municipal bonds	2,069	49	(2)	2,116
Total	$3,191	$49	$(2)	$3,238

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

Index

Gross unrealized losses and fair values at September 30, 2009 and December 31, 2008 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
At September 30, 2009:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$ -	$ -	$ -	$ -	-	$ -	$ -
Mortgage-backed securities	2,980	(32)	168	(3)	5	3,148	(35)
Municipal bonds	1,125	(63)	1,011	(17)	6	2,136	(80)
Total	$ 4,105	$ (95)	$ 1,179	$ (20)	11	$ 5,284	$ (115)

Securities Held to Maturity
Mortgage-backed securities	$ 7,326	$ (29)	$ -	$ -	3	$ 7,326	$ (29)
Municipal bonds	-	-	-	-	-	-	-
Total	$ 7,326	$ (29)	$ -	$ -	3	$ 7,326	$ (29)

At December 31, 2008:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$ 465	$ (2)	$ -	$ -	1	$ 465	$ (2)
Mortgage-backed securities	17,654	(216)	4,256	(98)	28	21,910	(314)
Municipal bonds	5,652	(195)	-	-	17	5,652	(195)
Total	$ 23,771	$ (413)	$ 4,256	$ (98)	46	$ 28,027	$ (511)

Securities Held to Maturity
Municipal bonds	$ 385	$ (2)	$ -	$ -	1	$ 385	$ (2)
Total	$ 385	$ (2)	$ -	$ -	1	$ 385	$ (2)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent an other-than temporary impairment as of September 30, 2009. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

The table below indicates the other comprehensive income (“OCI”) rollforward as of September 30, 2009:

Non
Credit-related
OTTI

Beginning balance	$-
Additions	337
Reductions	-
Ending balance	$337

Index

NOTE G – LOANS

The components of the loan portfolio were as follows at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Residential mortgages	$327,765	$356,428
Commercial mortgages	289,196	248,457
Construction	32,903	32,082
Home equity	123,807	120,724
Commercial and industrial	88,307	84,919
Automobile	15,534	17,332
Consumer	9,297	10,334
Total loans	886,809	870,276

Net deferred loan costs and fees	2,131	2,395
Allowance for loan losses	(9,497)	(8,250)
Loans, net	$879,443	$864,421

NOTE H – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Non-accrual loans:
Residential mortgages	$1,617	$1,244
Commercial mortgages	8,230	2,544
Construction	446	444
Home equity	-	-
Commercial and industrial	616	425
Automobile	1	-
Other consumer	40	140
Total non-accrual loans	10,950	4,797

Other real estate owned	556	998
Total non-performing assets	$11,506	$5,795

Ratios:
Total non-performing loans to total loans	1.23%	0.55%
Total non-performing assets to total assets	0.92%	0.46%

NOTE I – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Nine Months Ended
	September 30,
	2009	2008

Balance at beginning of period	$8,250	$7,714
Provision for loan losses	2,015	1,479
Charge-offs:
Residential mortgages	(21)	-
Commercial mortgages	(442)	(6)
Construction	(135)	(327)
Home equity	-	(42)
Commercial and industrial	(243)	(440)
Automobile	(5)	(8)
Other consumer	(1)	(9)
Total charge-offs	(847)	(832)
Recoveries:
Commercial mortgages	5	-
Home equity	-	5
Commercial and industrial	71	16
Automobile	3	2
Other consumer	-	1
Total recoveries	79	24
Net charge-offs	(768)	(808)
Balance at end of period	$9,497	$8,385
Ratios:
Net charge-offs to average loans outstanding (annualized)	0.12%	0.13%
Allowance for loan losses to non-performing loans at end of period	86.73%	254.48%
Allowance for loan losses to total loans at end of period	1.07%	0.97%

NOTE J – COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Unused lines of credit	$170,443	$155,448
Amounts due mortgagors	23,374	14,479
Standby letters of credit	3,841	1,156
Commitments to originate loans	12,006	10,458

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of September 30, 2009 the Company has contributed $200 to the fund.

Index

NOTE K – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Demand	$115,216	$114,178
NOW	31,783	32,390
Savings	134,784	99,492
Money market	190,145	160,736
Certificates of deposit	368,397	375,867
	$840,325	$782,663

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

NOTE M - FAIR VALUES OF ASSETS AND LIABILITIES

In accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

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

Index

Assets measured at fair value on a recurring basis, are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
At September 30, 2009
Securities available for sale	$376	$238,162	$2,093	$240,631
Mortgage servicing rights	-	-	316	316

Total	$376	$238,162	$2,409	$240,947

At December 31, 2008
Securities available for sale	$465	$311,209	$1,832	$313,506
Mortgage servicing rights	-	-	124	124

Total	$465	$311,209	$1,956	$313,630

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2009.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2009.

Balance at December 31, 2008	$1,956
Total realized/unrealized losses included in net income	(32)
Change in unrealized gain	261
Purchases, sales, issuances and settlements	224
Transfers in and out of Level 3	-

Balance at September 30, 2009	$2,409

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Also, the Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual asset for the three and nine months ended September 30, 2009.

				Three Months Ended September 30,	Nine Months Ended September 30,
				2009	2009
	At September 30, 2009			Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets:
Loans	$-	$10,950	$-	$(1,121)	$(1,579)
Other real estate owned	-	556	-	(68)	(82)
Other assets	-	-	1,420	-	-
Total assets	$-	$11,506	$1,420	$(1,189)	$(1,661)

Index

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments.  For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at September 30, 2009 and at December 31, 2008 also approximates fair value.

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

Loans.  For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using a valuation method selected by management. The fair values of residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances, as required by the Financial Instruments Topic of FASB ASC.

Accrued Interest Receivable and Payable.  The carrying amount of accrued interest receivable on investments and loans and accrued interest payable on deposits and borrowings, included in other liabilities, approximates their fair values.

Index

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At September 30, 2009		At December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$12,978	$12,978	$13,572	$13,572
Short-term investments	1,091	1,091	1,071	1,071
Securities available for sale	240,631	240,631	313,506	313,506
Securities held to maturity	40,505	40,956	3,191	3,238
Stock in Federal Home Loan Bank of Boston	12,223	12,223	12,223	12,223
Net loans	879,443	867,591	864,421	870,731
Accrued interest receivable	4,484	4,484	4,706	4,706

Financial Liabilities:
Deposits (with no stated maturity)	471,929	471,929	406,796	406,796
Time deposits	368,396	373,527	375,867	378,424
Federal Home Loan Bank of Boston advances	145,342	149,061	208,564	217,236
Repurchase agreements	30,130	29,208	28,042	28,021
Accrued interest payable	572	572	627	627

Index

NOTE N – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at September 30, 2009 and 2008. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
		Director		Director		Director		Director
		Retirement		Retirement		Retirement		Retirement
	SERP	Plan	SERP	Plan	SERP	Plan	SERP	Plan
Periodic benefit cost:
Service cost	$69	$15	$77	$14	$207	$45	$229	$43
Interest cost	35	9	34	8	105	27	103	23
Total pension cost	104	24	111	22	312	72	332	66
Prior service cost amortization	19	9	19	9	57	27	57	27
Net loss amortization	-	-	6	-	-	-	18	-
Net periodic benefit cost	$123	$33	$136	$31	$369	$99	$407	$93

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2009.

NOTE O – SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, the Company has evaluated events and transactions through November 6, 2009, which is the date the financial statements were issued.

Cash dividend declared.  On October 16, 2009, the Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on December 1, 2009 to stockholders of record as of November 6, 2009.

Share repurchase plan.  On October 16, 2009, the Board of Directors approved a plan to repurchase up to an additional 5%, or approximately 798,055 shares, of the Company’s common stock.  This repurchase program will become effective and repurchases will commence after the completion of the current stock repurchase plan which was previously approved on February 19, 2009.  The Company currently has 208,338 shares remaining under the existing program.

Pending merger approved. At a Special Meeting of Shareholders held on October 22, 2009, shareholders of CNB Financial approved the Agreement and Plan of Merger (the "Merger Agreement") dated June 25, 2009 with United Financial.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets decreased $15.7 million, or 1.2%, to $1.247 billion at September 30, 2009 from $1.263 billion at December 31, 2008 mainly due to a decrease in the balances of available for sale investment securities, partially offset by increases in held to maturity investment securities and net loans.  Securities available for sale decreased $72.9 million, or 23.2%, to $240.6 million at September 30, 2009 from $313.5 million at December 31, 2008, as a result of sales of mortgage-backed securities totaling $23.9 million and repayments, maturities and calls on existing bonds totaling $57.9 million.  These securities were sold in connection with an investment strategy to recognize gains on longer-duration, higher-coupon bonds which were prepaying at very high levels. Securities held to maturity increased $37.3 million to $40.5 million at September 30, 2009 due to purchases of mortgage-backed securities classified as held to maturity. Net loans increased $15.0 million, or 1.7%, to $879.4 million at September 30, 2009 from $864.4 million at December 31, 2008, mainly due to growth of $40.7 million in commercial real estate loans.  The increase in loans was offset in part by the sale of $29.5 million of historically low-coupon, long-term, fixed-rate residential mortgages in accordance with an asset-liability management strategy.  A portion of the cash flows received from the sales of investments and loans was used to pay down FHLBB advances and to fund the repurchase of 1,332,902 shares of United Financial’s common stock at a total cost of $18.0 million.

Total deposits increased $57.7 million, or 7.4%, to $840.3 million at September 30, 2009 compared to $782.7 million at December 31, 2008 mainly due to growth in core account balances (primarily in savings and money market accounts), partially offset by a decrease of $7.5 million in certificates of deposit. Core deposit balances grew $65.1 million, or 16.0%, to $471.9 million at September 30, 2009 from $406.8 million at December 31, 2008 reflecting competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $7.5 million, or 2.0%, to $368.4 at September 30, 2009 compared to $375.9 million at December 31, 2008.  FHLBB advances were reduced by $63.2 million, or 30.3%, to $145.3 million at September 30, 2009 from $208.6 million at December 31, 2008 reflecting pay downs of overnight borrowings utilizing cash flows from the investment and loan portfolios.

Index

Total stockholders’ equity decreased $11.3 million, or 5.0%, to $216.4 million at September 30, 2009 from $227.7 million at December 31, 2008 as a result of repurchases of our common stock totaling $18.0 million and cash dividend payments amounting to $3.2 million. These decreases were partially offset by net income of $4.6 million for the nine months ended September 30, 2009, an increase of $2.8 million in net unrealized gains on securities available for sale, stock-based compensation expense totaling $1.8 million and employee stock ownership plan (‘ESOP”) compensation expense of $718,000.

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers.  Non-performing loans totaled $11.0 million, or 1.23%, of total loans, at September 30, 2009 compared to $4.8 million, or 0.55%, of total loans, at December 31, 2008.  The increase of $6.2 million in loans delinquent for 90 days and over was primarily due to a $5.5 million commercial real estate loan secured by a multi-tenant, retail center.  See also “Note H – Non-Performing Assets” in the Notes to the Unaudited Consolidated Financial Statements in this report.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2009
Residential mortgages	9	$1,523	7	$1,617	16	$3,140
Commercial mortgages	8	2,407	10	8,230	18	10,637
Construction	1	140	2	446	3	586
Home equity	1	3	-	-	1	3
Commercial and industrial	4	207	12	616	16	823
Automobile	2	11	2	1	4	12
Other consumer	1	1	1	40	2	41
Total	26	$4,292	34	$10,950	60	$15,242

At December 31, 2008
Residential mortgages	7	$939	7	$1,244	14	$2,183
Commercial mortgages	3	772	8	2,544	11	3,316
Construction	1	140	3	444	4	584
Home equity	2	126	-	-	2	126
Commercial and industrial	5	242	15	425	20	667
Automobile	1	8	-	-	1	8
Other consumer	1	2	2	140	3	142
Total	20	$2,229	35	$4,797	55	$7,026

Index

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The total amount of loans in the table below at September 30, 2009 includes fifteen relationships which represent 67% of the classified asset total. Construction loans for one- to-four family or condominium development represent 21% of the total classified asset total.  The increase in classified assets is primarily due to downgrades within the commercial real estate portfolio.

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Classified Loans:
Special mention	$33,842	$18,363
Substandard	29,601	24,527
Doubtful	334	894
Loss	-	-

Total classified loans	$63,777	$43,784

Foreclosed Assets:
Other real estate owned	556	998

Total classified assets	$64,333	$44,782

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, gain on sale of loans and securities, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, data processing, occupancy, marketing, professional fees, FDIC insurance assessment, postage, printing, office supplies, and other operating expenses.  In 2009, our non-interest expenses also included merger related expenses relating to our pending acquisition of CNB Financial. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income.  The Company’s net income was $1.9 million, or $0.13 per diluted share, for the third quarter of 2009 compared to net income of $2.4 million, or $0.14 per diluted share, for the same period in 2008.  The current period results include non-deductible expenses totaling $270,000 related to the pending acquisition of CNB Financial.  Excluding these non-deductible expenses, net income would have been $2.2 million, or $0.14 per diluted share.  The results for the 2009 period were also affected by a decrease in net interest income and an increase in provision for loan losses, offset in part by higher non-interest income.

Index

Average Balances and Yields.  The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate	$330,943	$4,545	5.49%	$361,428	$5,151	5.70%
Commercial real estate	312,799	4,643	5.94%	268,026	4,235	6.32%
Home equity	122,292	1,356	4.44%	120,793	1,704	5.64%
Commercial and industrial	86,646	1,120	5.17%	84,595	1,312	6.20%
Consumer and other	26,003	372	5.72%	30,211	433	5.73%
Total loans	878,683	12,036	5.48%	865,053	12,835	5.93%
Investment securities	279,442	3,282	4.70%	306,499	3,886	5.07%
Other interest-earning assets	23,522	7	0.12%	13,692	90	2.63%
Total interest-earning assets	1,181,647	15,325	5.19%	1,185,244	16,811	5.67%
Noninterest-earning assets(1)	62,259			40,006
Total assets	$1,243,906			$1,225,250

Interest-bearing liabilities:
Savings accounts	$127,949	347	1.08%	$92,919	300	1.29%
Money market accounts	189,243	531	1.12%	166,772	773	1.85%
NOW accounts	29,871	36	0.48%	33,208	45	0.54%
Certificates of deposit	364,061	2,540	2.79%	363,886	3,099	3.41%
Total interest-bearing deposits	711,124	3,454	1.94%	656,785	4,217	2.57%
FHLB advances	155,946	1,644	4.22%	214,005	1,959	3.66%
Other interest-bearing liabilities	36,471	253	2.77%	12,461	99	3.18%
Total interest-bearing liabilities	903,541	5,351	2.37%	883,251	6,275	2.84%
Demand deposits	117,029			109,013
Other noninterest-bearing liabilities	9,036			8,971
Total liabilities	1,029,606			1,001,235
Stockholders' equity	214,300			224,015
Total liabilities and stockholders' equity	$1,243,906			$1,225,250

Net interest income		$9,974			$10,536
Interest rate spread(2)			2.82%			2.83%
Net interest-earning assets(3)	$278,106			$301,993
Net interest margin(4)			3.38%			3.56%
Average interest-earning assets to average interest-bearing liabilities			130.78%			134.19%

(1)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$(423)	$(183)	$(606)
Commercial real estate	675	(267)	408
Home equity	21	(369)	(348)
Commercial and industrial	31	(223)	(192)
Consumer and other	(60)	(1)	(61)
Total loans	244	(1,043)	(799)
Investment securities	(329)	(275)	(604)
Other interest-earning assets	38	(121)	(83)
Total interest-earning assets	(47)	(1,439)	(1,486)

Interest-bearing liabilities:
Savings accounts	100	(53)	47
Money market accounts	94	(336)	(242)
NOW accounts	(5)	(4)	(9)
Certificates of deposit	1	(560)	(559)
Total interest-bearing deposits	190	(953)	(763)
FHLB advances	(583)	268	(315)
Other interest-bearing liabilities	169	(15)	154
Total interest-bearing liabilities	(224)	(700)	(924)

Change in net interest income	$177	$(739)	$(562)

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $562,000, or 5.3%, to $10.0 million for the three months ended September 30, 2009 from the same period in 2008 as a result of net interest margin contraction. Net interest margin decreased 18 basis points to 3.38% for the three-month period ended September 30, 2009 compared to 3.56% for the same period in 2008 reflecting a substantial amount of loan refinancing activity, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment, and the cost to fund the purchase of bank-owned life insurance and share repurchases.

Index

Interest Income.  Interest income decreased $1.5 million, or 8.8%, to $15.3 million for the three months ended September 30, 2009 from $16.8 million for the prior year period primarily due to a lower yield on average interest-earning assets and, to a lesser extent, a decrease in average interest-earning assets.  The yield on average interest-earning assets decreased by 48 basis points to 5.19% for the third quarter of 2009 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the repricing of the Company’s existing loans was primarily limited to home equity and commercial loans due to the significant number of those loans tied to the prime rate or a shorter-term index. The lower yield on earning assets was also due to the suspension of the Federal Home Loan Bank of Boston stock dividend for the third quarter of 2009, which the Company expects will remain in effect for the remainder of the year.  In the comparable 2008 period, we received $78,000 in stock dividends from the Federal Home Loan Bank of Boston.  Total average interest-earning asset balances decreased $3.6 million, or 0.3%, to $1.2 billion mainly due to a decrease in investment securities, partially offset by loan growth and an increase in other interest-earning assets. Total average investment securities decreased by $27.1 million, or 8.8%, to $279.4 million mainly due to sales of mortgage-backed securities and principal repayments of existing securities. Total average loans increased $13.6 million, or 1.6%, to $878.7 million for the third quarter of 2009 as a result of growth in commercial real estate loans and origination activity, partially offset by scheduled amortization, prepayments of existing loans and residential real estate loan sales during the second quarter of 2009.  The expansion in other interest-earning assets of $9.8 million, or 71.8%, to $23.5 million for the third quarter of 2009 is due to an increase in excess cash held in lower-yielding cash equivalents.

Interest Expense.  Interest expense decreased $924,000, or 14.7%, to $5.4 million for the three months ended September 30, 2009 from $6.3 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 47 basis points to 2.37% for the three months ended September 30, 2009 reflecting the repricing of savings, money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board.  These items were partially offset by a 56 basis point increase in the average rate paid on FHLB advances to 4.22% for the third quarter of 2009 reflecting paydowns of lower rate short-term advances.  Average interest-bearing liabilities increased $20.3 million, or 2.3%, to $903.5 million for the three months ended September 30, 2009 from $883.3 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities, partially offset by a decrease in average FHLB advances. Total average interest-bearing deposits increased $54.3 million, or 8.3%, to $711.1 million for the third quarter of 2009 as compared to $656.8 million for the three months ended September 30, 2008, mainly attributable to an increase of $57.5 in savings and money market account balances related to new branches opened in 2008 and 2009, attractive products, competitive pricing and excellent customer service. Total other interest-bearing liabilities increased $24.0 million, or 192.7%, to $36.5 million reflecting the use of repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates. Total average FHLB advances decreased $58.1 million, or 27.1%, to $155.9 million due to the use of cash flows from investment securities and loans to pay down short-term borrowings.

Provision for Loan Losses. The provision for loan losses increased $156,000, or 24.2%, to $800,000 for the three months ended September 30, 2009 compared to $644,000 for the same period in 2008. The increase in the provision for the third quarter of 2009 reflects the impact of an increase in non-accrual and classified loans and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $9.5 million, or 1.07%, of loans outstanding at September 30, 2009.

Index

Non-interest Income.  Non-interest income increased $252,000, or 14.5%, to $2.0 million for the three months ended September 30, 2009 from $1.7 million for the comparable period in 2008 due to an increase of $358,000 in income from bank-owned life insurance, partially offset by a decrease of $177,000 in wealth management income. The expansion in income from bank-owned life insurance reflects the purchase of an additional $20.0 million of insurance in November of 2008.  The decline in wealth management income was driven by the effect of the lower market valuations on assets under management and lower transaction fees earned from annuity sales.

Non-interest Expense.  Non-interest expense increased $287,000, or 3.7%, to $8.1 million for the three months ended September 30, 2009 from $7.8 million for the prior year period.  Excluding acquisition-related costs totaling $270,000, total non-interest expenses would have been $7.8 million, or 0.2% higher than the same period last year as increases in salaries and benefits and data processing costs were offset by decreases in professional services fees and FDIC insurance assessments.  Salaries and benefits increased $102,000, or 2.3%, reflecting annual wage increases and staffing costs related to a new branch opened in 2009, offset in part by lower stock-based compensation costs.  Data processing costs increased $73,000, or 9.1%, reflecting a larger loan and deposit base and new branches opened in 2008 and 2009.  Professional services expenses declined $110,000, or 34.3%, reflecting lower legal and consulting costs.  FDIC insurance assessment expense declined $113,000, or 57.7%, primarily attributable to a $257,000 adjustment in the third quarter of 2009 to reduce expense recorded earlier in 2009.  Excluding the adjustment, the expense would have been approximately $250,000, or $54,000 above the amount recorded in the 2008 period due to an increase in the assessment rate.

Income Tax Expense. Income tax expense decreased $290,000 to $1.2 million for three months ended September 30, 2009 from the comparable 2008 period as a result of lower pretax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net Income.  The Company’s net income for the nine months ended September 30, 2009 amounted to $4.6 million, or $0.30 per diluted share, compared to $6.3 million, or $0.39 per diluted share, for the same period in 2008.  Current period results include non-deductible expenses totaling $1.4 million related to the pending acquisition of CNB Financial and a special FDIC insurance assessment of $538,000 ($312,000 net of taxes). Excluding these items, net income for the 2009 period would have been $6.3 million, or $0.41 per diluted share. The results for the 2009 period includes benefits from gains of $461,000 from sales of securities and $363,000 from sales of loans as well as an increase in income from bank-owned life insurance, offset by an increase in the provision for loan losses and higher non-interest expenses.

Index

Average Balances and Yields.  The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$342,312	$14,168	5.52%	$355,655	$14,999	5.62%
Commercial real estate	295,305	13,027	5.88%	258,309	12,266	6.33%
Home equity loans	121,459	4,139	4.54%	118,394	5,140	5.79%
Commercial and industrial	83,900	3,344	5.31%	83,406	4,002	6.40%
Consumer and other	26,772	1,130	5.63%	30,525	1,269	5.54%
Total loans	869,748	35,808	5.49%	846,289	37,676	5.94%
Investment securities	291,956	10,543	4.81%	269,097	10,064	4.99%
Other interest-earning assets	20,900	24	0.15%	16,017	450	3.75%
Total interest-earning assets	1,182,604	46,375	5.23%	1,131,403	48,190	5.68%
Noninterest-earning assets(2)	57,816			37,053
Total assets	$1,240,420			$1,168,456

Interest-bearing liabilities:
Savings accounts	$116,645	965	1.10%	$80,979	701	1.15%
Money market accounts	180,891	1,760	1.30%	171,825	2,566	1.99%
NOW accounts	29,941	104	0.46%	32,824	130	0.53%
Certificates of deposit	364,138	8,094	2.96%	360,656	10,152	3.75%
Total interest-bearing deposits	691,615	10,923	2.11%	646,284	13,549	2.80%
FHLB advances	174,956	5,084	3.87%	167,031	4,863	3.88%
Other interest-bearing liabilities	33,814	696	2.74%	12,213	303	3.31%
Total interest-bearing liabilities	900,385	16,703	2.47%	825,528	18,715	3.02%
Demand deposits	114,172			106,391
Other noninterest-bearing liabilities	8,725			9,990
Total liabilities	1,023,282			941,909
Stockholders' equity	217,138			226,547
Total liabilities and stockholders' equity	$1,240,420			$1,168,456

Net interest income		$29,672			$29,475
Interest rate spread(3)			2.76%			2.66%
Net interest-earning assets(4)	$282,219			$305,875
Net interest margin(5)			3.35%			3.47%
Average interest-bearing assets to average interest-bearing liabilities			131.34%			137.05%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(556)	$(275)	$(831)
Commercial real estate	1,673	(912)	761
Home equity loans	130	(1,131)	(1,001)
Commercial and industrial	24	(682)	(658)
Consumer and other	(158)	19	(139)
Total loans	1,113	(2,981)	(1,868)
Investment securities	834	(355)	479
Other interest-earning assets	105	(531)	(426)
Total interest-earning assets	2,052	(3,867)	(1,815)

Interest-bearing liabilities:
Savings accounts	296	(32)	264
Money market accounts	129	(935)	(806)
NOW accounts	(11)	(15)	(26)
Certificates of deposit	97	(2,155)	(2,058)
Total interest-bearing deposits	511	(3,137)	(2,626)
FHLB advances	231	(10)	221
Other interest-bearing liabilities	453	(60)	393
Total interest-bearing liabilities	1,195	(3,207)	(2,012)

Change in net interest income	$857	$(660)	$197

(1) Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $197,000, or 0.7%, to $29.7 million for the nine months ended September 30, 2009 from $29.5 million for the comparable 2008 period reflecting growth in average earning assets, partially offset by net interest margin contraction. Average earning assets increased $51.2 million, or 4.5%, to $1.2 billion, mainly due to purchases of mortgage-backed securities and loan growth. Net interest margin decreased 12 basis points to 3.35% for the nine months ended September 30, 2009 from 3.47% for the prior year period reflecting a substantial amount of loan refinancing activity, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment and the cost to fund the purchase of bank-owned life insurance and share repurchases.

Index

Interest Income.  Interest income decreased $1.8 million, or 3.8%, to $46.4 million for the nine months ended September 30, 2009 from $48.2 million for the prior year period reflecting a decrease in the yield on average interest-earning assets, partially offset by an increase in total average interest-earning asset balances. The yield on average interest-earning assets decreased 45 basis points to 5.23% for the nine months ended September 30, 2009 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the decrease in market rates was primarily limited to home equity and commercial loans as a significant number of those loans are tied to the prime rate or a shorter-term index.  Total average interest-earning asset balances increased $51.2 million, or 4.5%, to $1.2 billion for the nine months ended September 30, 2009 due in large part to loan growth and purchases of investment securities. Total average loans increased $23.5 million, or 2.8%, to $869.7 million during the nine months ended September 30, 2009 as a result of origination activity, partially offset by loan sales, prepayments and normal amortization. Total average investment securities increased by $22.9 million, or 8.5%, to $292.0 million for the nine months ended September 30, 2009 primarily due to purchases of mortgaged-backed securities, partially offset by sales of mortgaged-backed securities and principal repayments on existing securities.

Interest Expense.  Interest expense decreased $2.0 million, or 10.8%, to $16.7 million for the nine months ended September 30, 2009 from $18.7 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 55 basis points to 2.47% for the nine months ended September 30, 2009 reflecting the repricing of money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant. Average interest-bearing liabilities increased $74.9 million, or 9.1%, to $900.4 million for the nine months ended September 30, 2009 reflecting growth in interest-bearing deposits, other interest-bearing liabilities and FHLB advances. Total average interest-bearing deposits increased $45.3 million, or 7.0%, to $691.6 million for the nine months ended September 30, 2009 mainly attributable to an increase in savings and money market accounts and certificate of deposit balances related to new branches opened in 2008 and 2009, attractive products, competitive pricing and excellent customer service.  Other interest-bearing liabilities increased $21.6 million or 176.9% reflecting the use of repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates. Total average FHLB advances increased $7.9 million, or 4.7%, to $175.0 million to fund asset growth and to take advantage of lower interest rates.

Provision for Loan Losses.  The provision for loan losses was $2.0 million for the nine months ended September 30, 2009 as compared to $1.5 million for the same period in 2008. The increase in the 2009 provision reflects the impact of an expansion in non-accrual and classified assets and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses was $9.5 million, or 1.07%, of loans outstanding at September 30, 2009.

Non-interest Income.  Non-interest income increased $1.6 million, or 33.3%, to $6.4 million for the nine months ended September 30, 2009 due to net gains of $461,000 realized from sales of securities and $363,000 realized from loan sales as well as an increase of $867,000 in bank-owned life insurance income, partially offset by a decrease of $119,000 in wealth management income. The expansion in income from bank-owned life insurance reflects the purchase of an additional $20.0 million of insurance in November 2008. The decline in wealth management income was driven by the effect of the lower market valuations on assets under management and lower transaction fees earned from annuity sales.

Index

Non-interest Expense.  Non-interest expense increased $3.7 million, or 16.6%, to $26.3 million for the nine months ended September 30, 2009 from $22.5 million for the prior year period. Current period expenses include acquisition-related costs totaling $1.4 million and a special FDIC insurance assessment of $538,000.  Excluding these items, total non-interest expense would have increased $1.8 million or 7.9%, from the prior year period. Total salaries and benefits increased $1.1 million, or 8.9%, mainly due to staffing costs for new branches opened in 2008 and 2009, new employees hired to support and facilitate the growth of the Company, annual wage increases and an increase in stock related compensation expense.  Occupancy costs grew $181,000, or 10.5%, principally attributable to the new branches opened in 2008 and 2009. Data processing costs expanded $180,000, or 7.7%, reflecting a larger loan and deposit base and new branches opened in 2008 and 2009.  In addition to the $538,000 special assessment, the FDIC insurance assessment increased $394,000 in connection with higher premiums that became effective in 2009.  These increases were partially offset by a decrease in professional fees of $207,000 as a result of lower legal and consulting costs.

Income Tax Expense. Income tax expense decreased $725,000 to $3.2 million for nine months ended September 30, 2009 from $4.0 million for the comparable 2008 period due in large part to a decrease in income before income taxes offset by an increase in the effective tax rate from 38.4% to 41.3%. The increase in the effective tax rate was mainly attributable to the non-deductible acquisition-related expenses totaling $1.4 million offset by an increase of $867,000 in bank-owned life insurance income.

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

Index

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at September 30, 2009 and +200 basis points at December 31, 2008. Due to the historically low level of interest rates at December 31, 2008, a model reflecting a downward shift in the yield curve was not relevant and was not produced.

Net Interest Income At-Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII	Estimated Increase (Decrease)in NII
(Basis Points)	(September 30, 2009)	(December 31, 2008)

-100	(3.9)%	NA
Stable	0.0%	0.0%
+200	3.9%	(3.3)%

The preceding income simulation analysis is for United Bank and its subsidiary only and does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, market conditions, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables may vary significantly from assumptions used.

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates at December 31, 2008, The Office of Thrift Supervision did not require a net portfolio value calculation for interest rate decreases. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

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

	September 30, 2009
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$127,887	$(45,913)	(26)%	11.16%	(282)
+200	146,939	(26,861)	(15)	12.46	(152)
+100	163,097	(10,704)	(6)	13.44	(54)
0	173,800			13.98
-100	183,367	9,566	6	14.48	(50)

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

The tables above indicate that at September 30, 2009 and December 31, 2008, in the event of a 300 basis point increase in interest rates, we would experience a 26% and 35%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at September 30, 2009, we would experience a 6% increase in net portfolio value. A net portfolio value calculation for interest rate decreases at December 31, 2008 was not required, due to the historically low interest rate environment.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At September 30, 2009 our liquidity ratio was 24.65%, compared to 35.02% at December 31, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $13.0 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $240.6 million and $40.5 million, respectively, at September 30, 2009. In addition, at September 30, 2009, we had the ability to borrow a total of approximately $408.7 million from the Federal Home Loan Bank of Boston. On that date, we had $145.3 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2009, we had $12.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $170.4 million in unused lines of credit to borrowers and $23.4 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2009 totaled $236.3 million, or 28.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Index

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2009, we originated $208.0 million of loans and purchased $43.5 million of securities. In the comparable 2008 period, we originated $235.5 million of loans and purchased $203.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $57.7 million and $42.2 million for the nine months ended September 30, 2009 and 2008, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds. Federal Home Loan Bank advances decreased by $63.2 million during the nine months ended September 30, 2009 reflecting the use of cash flows received from the loan and investment portfolios to pay down short term Federal Home Loan Bank advances. For the same period in 2008, Federal Home Loan Bank advances increased $118.1 million. Federal Home Loan Bank advances have primarily been used to fund loan demand and investment security purchases. We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $251.6 million at September 30, 2009 and $282.1 million at December 31, 2008. At September 30, 2009 and December 31, 2008, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the FRB was approximately $65.4 million at September 30, 2009.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders.  United Financial also has repurchased shares of its common stock.  At September 30, 2009, United Financial had liquid assets of $30.1 million.

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

Index

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (in thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$236,282	$98,656	$33,459	$-	$368,397
Federal Home Loan Bank advances	18,816	53,355	45,610	27,561	145,342
Repurchase agreements	10,130	-	-	20,000	30,130
Standby letters of credit	3,841	-	-	-	3,841
Operating leases	585	837	691	2,667	4,780
Capitalized leases	406	812	813	6,864	8,895
Future benefits to be paid under retirement plans	198	3,064	1,037	760	5,059
Total	$270,258	$156,724	$81,610	$57,852	$566,444
Commitments:
Commitments to extend credit	$209,664	$-	$-	$-	$209,664
Commitment to invest in venture capital fund	800	-	-	-	800
Total	$210,464	$-	$-	$-	$210,464

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of September 30, 2009:

Total risk-based capital	19.10%	8.00%	10.00%

Tier 1 risk-based capital	18.05%	4.00%	6.00%

Tier 1 (core) capital	13.25%	4.00%	5.00%

Tangible equity	13.25%	1.50%	N/A

As of December 31, 2008:

Total risk-based capital	18.71%	8.00%	10.00%

Tier 1 risk-based capital	17.76%	4.00%	6.00%

Tier 1 (core) capital	12.31%	4.00%	5.00%

Tangible equity	12.31%	1.50%	N/A

Index

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At September 30, 2009, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s Consolidated Financial Statements.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At September 30, 2009, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K, except for those related to our pending acquisition of CNB Financial and detailed below. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Failure to complete the merger could negatively impact the stock price and the future business and financial results of United Financial.

If the merger is not completed, the ongoing business of United Financial may be adversely affected and United Financial will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees, and

•	diverting the focus of management from pursuing other opportunities that could be beneficial to United Financial without realizing any of the benefits of having the merger completed.

The integration of the operations of United Financial and CNB Financial may be more difficult than anticipated.

The success of the merger will depend on a number of factors, including, but not limited to, United Financial’s ability to:

•	timely and successfully integrate the operations of United Financial and CNB Financial;

•	maintain existing relationships with Commonwealth National Bank’s depositors and to minimize withdrawals of deposits subsequent to the merger;

•	maintain and enhance existing relationships with borrowers to limit potential losses from loans made by Commonwealth National Bank;

•	control the incremental non-interest expense of United Financial to maintain overall operating efficiencies;

•	retain key personnel; and

•	compete effectively in the communities served by Commonwealth National Bank.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2009.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2009.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2009	60,000		$13.26	60,000	208,338

August 1 - 31, 2009	10,464	(2)	12.78	-	208,338

September 1 - 30, 2009	-		-	-	208,338
Total	70,464		$13.19	60,000

(1)
On February 19, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 841,138 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

(2)
Includes the withholding of 10,464 shares at $12.78 per share subject to restricted stock awards under the United Bank 2006 Stock-Based Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

United Financial Bancorp, Inc.

Date: November 6, 2009	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer