Form 10-K
period 2009-12-31
United Financial Bancorp, Inc.
filed 2010-03-12
CIK 1405049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to  _______________

Commission File No. 000-52947

United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	74-3242562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95 Elm Street, West Springfield, Massachusetts	01089
(Address of Principal Executive Offices)	Zip Code

(413) 787-1700
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
(Title of each class)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of March 4, 2010, 16,738,260 shares of the Registrant’s Common Stock were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the NASDAQ Global Select Market, was approximately $198.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders dated March 12, 2010 (are incorporated by reference in Part III and this 10-K).

PART I

ITEM 1.	BUSINESS

Terminology

As used in this Annual Report, unless we specify otherwise, terms such as “we,” “us,” and “our” refer to United Financial Bancorp, Inc., a Maryland corporation, or United Bank, a federal savings bank and the wholly owned subsidiary of United Financial Bancorp, Inc., as indicated by the context.

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.  Additional factors are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

On November 30, 2009, the Company completed its acquisition of CNB Financial Corp. (“CNB Financial”), the holding company for Commonwealth National Bank.  The transaction qualified as a tax-free reorganization for federal income tax purposes.  The final consideration paid in the transaction to stockholders of CNB Financial consisted of approximately 943,376 shares of United Financial common stock and $12,639,495 in cash.  Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24.8 million in the aggregate.  As a result of this transaction, the Company added six branches, $289.3 million in assets, $242.9 million in loans and $195.2 million in deposits to its franchise.

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

United Bank

United Bank is a federally chartered savings bank headquartered in West Springfield, Massachusetts.  United Bank was originally founded in 1882, as a Massachusetts-chartered cooperative bank.  Over the years, United Bank has grown through internal growth as well as through a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994.  In February 2004, United Bank converted to a federal savings bank and, in April 2004, reorganized into the two-tier mutual holding company structure.  In July 2005, United Bank completed a minority public stock offering through its holding company, United Financial-Federal. In that offering, 7.7 million shares of common stock were sold to the public at $10.00 per share, resulting in net proceeds of $74.8 million.

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts and our sixteen branch offices located in our Springfield Region (Agawam, Chicopee, East Longmeadow, Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield and Westfield, Massachusetts as well as our Express Drive-Up branch in Northampton, Massachusetts) and six newly acquired branches of Commonwealth National Bank in the Worcester Region (West Boylston, Whitinsville, Worcester and Shrewsbury, Massachusetts).  We invest those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. We originate loans almost exclusively for investment. Occasionally, we will also enter into loan participations with other financial institutions. Our revenues are derived principally from interest on loans and securities.  We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

United Bank’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and our telephone number is 413-787-1700.

Available Information

United Financial Bancorp, Inc.’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.bankatunited.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

We are headquartered in West Springfield, Massachusetts.  Our primary market area for generating deposits is concentrated in the communities surrounding our main office and the communities surrounding the branches of Commonwealth National Bank in Worcester which we acquired in November, 2009. We also maintain two financial services facilities that offer insurance and investment products and financial planning services; these facilities are located in West Springfield and Northampton. Our primary lending area is significantly broader than our deposit market area and includes all of Hampden and Hampshire Counties in Western Massachusetts,  Northern Connecticut and Worcester County. At December 31, 2009, 91.7% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

Springfield Region.  The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts.  Interstate 91 is the major north-south highway that runs directly through the heart of New England.  West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.  According to a recent census report, West Springfield’s estimated 2008 population was approximately 27,459 and the estimated 2008 population for Hampden and Hampshire Counties was 460,840 and 154,983, respectively. During the past eight years, the populations of Hampden and Hampshire Counties increased by 1.01% and 1.79%, respectively, while the population of the Commonwealth of Massachusetts increased by 2.3%. During the same period, the number of households in Hampden and Hampshire Counties changed by -0.56% and 2.81%, respectively.

The economy of our primary market area has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, Mass Mutual Financial Group, Big Y Supermarkets, Hasbro Games, Peter Pan Bus Lines, Friendly Ice Cream Corporation, Westover Air Force Base, Smith & Wesson, Yankee Candle, Verizon and Top-Flite Golf Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, five other hospitals and a variety of wholesale and retail trade businesses.  Our market area also enjoys a strong tourism business with attractions such as Six Flags amusement park, the Eastern States Exposition, called “New England’s Great State Fair,” the Basketball Hall of Fame and several other notable cultural and recreational areas.  According to recent census data, per capita and median household income for Hampden County was $24,813 and $48,039, respectively, in 2008, lower than the state of Massachusetts ($33,806 and $64,684) and the United States ($27,466 and $52,175). 2008 per capita and median household income for Hampshire County was $28,733 and $58,728 respectively.

Our local economy has been experiencing a slowdown during the past two years.  The unemployment rate in Hampden County increased from 7.8% in December 2008 to 9.6% in November 2009, which is higher than the unemployment rates for Massachusetts as a whole (8.8%) but less than the United States (10.0%).

Worcester Region.  Located one hour from our corporate headquarters in West Springfield, the city of Worcester is located 30 minutes from Boston’s MetroWest area and adjacent to the I-495 Corridor.  Worcester is the second largest city in New England with an estimated population of 170,000 in 2008.  Worcester County’s 2008 population was 783,806, a 4.37% increase from 2000.  Households in Worcester County grew from 283,927 in 2000 to 290,745 in 2008, an increase of 2.40%.  United Bank’s Worcester Region Headquarters is located at 33 Waldo Street in Worcester.

Worcester has a diversified economy.  The City of Worcester is home to eight colleges and the University of Massachusetts Medical School, its largest employer.  Biotechnology is a major enterprise within the city.  Its biotech park is host to several innovative companies including Abbott Laboratories, a leading pharmaceutical research and manufacturing firm.  Hanover Insurance maintains its national headquarters in Worcester and a subsidiary of Unum, the Paul Revere Life Insurance Company, is also headquartered in Worcester as is the Harleysville Worcester Insurance Company, the oldest life insurance company based in Massachusetts.  In addition, Worcester is also home to several noteworthy libraries and museums including the American Antiquarian Society, (a national library), the Worcester Art Museum and The EcoTarium (science museum).  Residents also enjoy access to several performing arts centers and variety of annual music festivals and events.

According to recent census data, per capita and median household income for Worcester County, 2008 per capital and median household income was $30,357 and $64,471.  The unemployment rate in Worcester County increased from 7.0% in December 2008 to 9.8% in December, 2009.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2009, the latest date for which information is available, our market share of deposits represented 10.23% and 1.85% % and 1.68% of deposits in Hampden, Hampshire and Worcester Counties, Massachusetts, respectively.

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

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of home equity, commercial real estate and commercial and industrial loans. We generally originate loans for investment purposes. No loans were held for sale at December 31, 2009 or 2008. One- to four-family residential real estate mortgage loans totaled $343.3 million, or 30.6% of our total loan portfolio at December 31, 2009, and home equity loans and lines of credit totaled $137.4 million, or 12.2% of our loan portfolio. In addition to real estate mortgage loans and home equity loans, we also offer commercial real estate loans, construction loans, commercial and industrial loans, automobile loans and other consumer loans. At December 31, 2009, commercial real estate loans totaled $409.7 million, or 36.5% of our loan portfolio, construction mortgage loans totaled $48.8 million, or 4.4% of our loan portfolio, commercial and industrial loans totaled $159.4 million, or 14.2% of our loan portfolio, and automobile loans totaled $14.7 million, or 1.3% of our loan portfolio.  We also originate other consumer loans, including secured and unsecured personal loans, manufactured home, motorcycle and motor home loans, boat loans and pool and spa loans. At December 31, 2009, such loans totaled $8.9 million, or 0.8% of our loan portfolio, of which $7.4 million were manufactured home loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One- to four-family	$343,300	30.59%	$356,428	40.95%	$339,470	41.16%	$319,108	41.87%	$285,236	44.86%
Commercial	409,680	36.51%	248,457	28.55%	214,776	26.04%	175,564	23.04%	150,099	23.61%
Construction (1)	48,808	4.35%	32,082	3.69%	42,059	5.10%	54,759	7.19%	28,872	4.54%
Home equity	137,371	12.24%	120,724	13.87%	116,241	14.10%	112,739	14.79%	86,045	13.53%
Commercial and industrial	159,437	14.21%	84,919	9.76%	81,562	9.89%	69,762	9.15%	59,591	9.37%
Automobile	14,729	1.31%	17,332	1.99%	22,461	2.72%	24,456	3.21%	22,054	3.47%
Consumer	8,916	0.79%	10,334	1.19%	8,126	0.99%	5,725	0.75%	3,895	0.61%
Total loans	$1,122,241	100.00%	$870,276	100.00%	$824,695	100.00%	$762,113	100.00%	$635,792	100.00%

Other items:
Net deferred loan costs and fees	2,355		2,395		2,136		1,285		1,148
Allowance for loan losses	(9,180)		(8,250)		(7,714)		(7,218)		(6,382)
Total loans, net	$1,115,416		$864,421		$819,117		$756,180		$630,558

(1)	Includes $45,615, $30,161, $33,603, $41,256 and $17,506 of commercial construction loans at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

			Commercial						Commercial
	Residential		Real Estate		Construction		Home Equity		and Industrial		Automobile		Other Consumer		Total (1)
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due during the years ending
after December 31, 2009:

One year or less	$11,856	5.33%	$20,496	6.15%	$21,965	4.96%	$8,073	5.73%	$16,079	5.63%	$5,817	5.20%	$741	5.83%	$85,027	5.52%
More than one to three years	26,687	5.32%	35,162	6.27%	3,534	6.10%	13,174	5.66%	24,160	6.26%	6,761	5.27%	1,161	6.51%	110,639	5.90%
More than three to five years	27,221	5.32%	48,616	6.10%	4,603	6.89%	9,125	6.25%	17,392	6.26%	2,059	4.92%	890	7.35%	109,906	5.97%
More than five to ten years	65,577	5.34%	125,157	6.33%	8,320	6.56%	16,396	6.32%	12,484	6.45%	-	0.00%	2,190	8.05%	230,124	6.08%
More than ten to fifteen years	54,393	5.47%	82,502	6.19%	4,809	4.49%	21,764	4.53%	1,812	7.19%	-	0.00%	2,505	7.98%	167,785	5.73%
More than fifteen years	155,158	5.60%	105,639	6.14%	8,812	4.93%	69,534	3.35%	84,628	4.32%	-	0.00%	1,532	9.51%	425,303	5.11%
Total	$340,892	5.48%	$417,572	6.21%	$52,043	5.42%	$138,066	4.44%	$156,555	5.17%	$14,637	5.19%	$9,019	7.83%	$1,128,784	5.59%
(1) Excludes the fair value adjustment balance of $6.5 million recorded in connection with the acquisition of CNB Financial.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate	$299,233	$29,803	$329,036
Commercial real estate	165,697	231,379	397,076
Construction	17,501	12,577	30,078
Home equity	46,236	83,757	129,993
Commercial and industrial	50,160	90,316	140,476
Automobile	8,820	-	8,820
Consumer	8,254	24	8,278
Total loans	$595,901	$447,856	$1,043,757

One- to Four-Family Residential Mortgage Loans.  Our primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At December 31, 2009, $343.3 million, or 30.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  We retain in our portfolio substantially all loans that we originate. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction based on updated appraisal information.

Fixed-rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2009, we originated $64.4 million of fixed rate one- to four-family residential loans. We did not originate adjustable-rate one- to four-family residential loans during 2009. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.  At December 31, 2009, $30.8 million, or 9.0%, of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Commercial Real Estate Loans.  We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities mainly located in our primary market area. At December 31, 2009, commercial real estate mortgage loans totaled $409.7 million, or 36.5% of our total loans compared to $248.5 million, or 28.6% of our total loans at December 31, 2008.  The increase in commercial real estate mortgage loans is mainly due to the acquisition of CNB Financial which represents 80.4% of the increase, or $129.6 million outstanding at the time of acquisition on November 30, 2009.  Our acquisition of CNB Financial increased our commitment to commercial lending and strengthened our commercial lending team with the retention of five commercial lenders, three commercial credit analysts, a Chief Credit Officer and an Executive Vice President of Commercial Banking, all of whom will remain in the Worcester marketplace.  Our real estate underwriting policies provide that such loans may be made in amounts up to 85% of the appraised value of the property, though such loans are generally limited to 80% of the appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2009, was $29.2 million.  Our commercial real estate loans may be made with terms of up to 25 years though generally loan terms do not exceed 10 years and loan amortization periods do not exceed 20 years.  Commercial real estate loans and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to rates published by the Federal Home Loan Bank of Boston.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property.  In addition, with respect to real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have stabilized debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide us with an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2009 was a combination of loans totaling $14.2 million secured by two adjacent office buildings in greater Worcester; these properties are under a long term lease to a Fortune 500 company.  The second largest commercial real estate loan is a loan of $9.9 million secured by a retail plaza anchored by a regional supermarket chain and by a Fortune 500 provider of office supplies. All of the loans were performing in accordance with their terms at December 31, 2009.  The largest developer relationship at December 31, 2009 was a series of loans on four real estate projects totaling $15.9 million. All of these loans were also performing in accordance with terms.

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

Construction Loans.  We originate construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to individuals for the construction of their personal residences.  At December 31, 2009, residential construction loans totaled $3.2 million, or 0.3% of total loans, compared to $1.9 million, or 0.2% at December 31, 2008. At December 31, 2009, the unadvanced portion of these construction loans totaled $1.7 million.

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

We also make commercial construction loans for residential and commercial development projects. The projects include single family, multi-family, apartment, industrial, retail and office buildings, and condominium developments.  These loans generally have an interest-only phase during construction and then convert to permanent financing.  We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Management has become more cautious in evaluating and approving funding for construction loans. At December 31, 2009, commercial construction loans totaled $45.6 million, or 4.1% of total loans, compared to $30.2 million, or 3.5% of total loans, at December 31, 2008. The increase in commercial construction loans is due to the acquisition of CNB Financial which had $18.7 million outstanding at the time of acquisition on November 30, 2009.  At December 31, 2009 the combined commercial construction loan balances of the Bank and the former Commonwealth National Bank were approximately half of the levels outstanding at December 31, 2006. At December 31, 2009, the largest outstanding commercial construction loan balance was for $4.0 million, secured by a residential condominium development located in Hampden County, Massachusetts. This loan was performing according to its terms at December 31, 2009. At December 31, 2009, the unadvanced portion of all commercial construction loans totaled $26.6 million.

We also originate land loans to local individuals, contractors and developers for the purpose of making improvements thereon, or for the purpose of developing the land for sale. Loans to individuals are secured by a lien on the property, have loan-to-value ratios that generally are limited to a maximum of 70% of the value of the land (based on the lower of the acquisition price or the appraised value of the land) and are written with a fixed or floating interest rate. These loans are offered with a term of up to three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three-year period.  Land loans to developers are limited to a 65% loan-to-value ratio. The interest rate can be fixed or floating and the term can be for up to three years.  Our land loans are generally secured by property in our primary market area.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At December 31, 2009, land loans totaled $10.3 million, or 0.9% of total loans.

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

Home Equity Loans and Home Equity Lines of Credit.  We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area.  At December 31, 2009, home equity loans and equity lines of credit totaled $137.4 million, or 12.2% of total loans.  Additionally, at December 31, 2009, the unadvanced amounts of home equity lines of credit totaled $122.2 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal, interest only draw periods under the lines are limited to 10 years.  We originated $46.7 million under home equity lines of credit and other home equity loans during the year ended December 31, 2009, as compared to total originations of $58.9 million during the year ended December 31, 2008.

Commercial and Industrial Loans.  Commercial and industrial loans have been a substantial part of our lending operations for a number of years.  At December 31, 2009, we had $159.4 million of commercial and industrial loans, which amounted to 14.2% of total loans compared to $84.9 million, or 9.8% of total loans outstanding at December 31, 2008. The increase in commercial and industrial loans is mainly due to the acquisition of CNB Financial which represents 77.7% of the increase, or $57.9 million outstanding at the time of acquisition on November 30, 2009.  Our acquisition of CNB Financial increased our commitment to commercial lending and strengthened our commercial lending team with the retention of five commercial lenders, three commercial credit analysts, a Chief Credit Officer and an Executive Vice President of Commercial Banking, all of whom will remain in the Worcester marketplace.  We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit.  The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2009, was $29.2 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years.  The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

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

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.  Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards.  At December 31, 2009, our largest commercial and industrial loan outstanding was $4.4 million, which is secured by marketable securities.  Our largest committed commercial and industrial relationship was $14.5 million to a manufacturer located in our primary market area. Including an additional $4.2 million participated out to another bank, the total relationship of $18.7 million is comprised of $4.5 million of commercial and industrial loan availability, a $10 million industrial development bond for the construction of a new facility ($4.2 million of which is participated out) and a $4.2 million commercial real estate loan on the borrower’s existing facility, which will be sold once the new facility is complete and occupied, scheduled for the second quarter of 2010.  The total amount outstanding at December 31, 2009 was $11.9 million, with no amounts outstanding on the commercial and industrial loan.  All loans to these customers were performing in accordance with loan terms at December 31, 2009.

Automobile and Other Consumer Loans. We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy.  At December 31, 2009, we had $14.7 million in automobile loans, which amounted to 1.3% of total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans.  Other consumer loans totaled $8.9 million, or 0.8% of our total loan portfolio at December 31, 2009. At December 31, 2009, $312,000 of such consumer loans were unsecured.

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

Generally, we retain in our portfolio virtually all loans that we originate, although we have sold longer-term, fixed rate one- to four-family residential mortgage loans in the secondary market during the second quarter of 2009. No loans were held for sale at December 31, 2009 or 2008. Historically, we have retained the servicing rights on the mortgage loans sold to Fannie Mae and the Massachusetts Housing Financing Authority.

From time to time, we will also purchase loans. During the second quarter of 2009, we purchased $10.3 million in commercial real estate loans from a major financial organization. These loans consisted of five loans secured by real estate located within 50 miles of our main office. Each of the loans were underwritten to our criteria and procedures and have maturities ranging from four years to 23 years.

From time to time, we will also participate in loans, sometimes as the “lead lender.”  Whether we are the lead lender or not, we underwrite our participation portion of the loans according to our own underwriting criteria and procedures. At December 31, 2009, we had $33.3 million in loan participation interests in which we were the lead bank and $51.3 million in loan participations in which we were not the lead bank.

At December 31, 2009, we were servicing loans sold in the amount of $51.0 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

The following table shows our loan originations, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Total loans at beginning of period	$870,488	$824,695	$762,113
Loan originations:
Residential mortgages	61,374	46,946	46,191
Commercial mortgages	71,087	57,096	45,449
Construction (1)	15,805	28,799	50,089
Home equity	46,706	58,928	58,634
Commercial and industrial	61,923	97,274	87,869
Automobile	6,603	5,367	9,364
Other consumer	649	5,368	6,106
Total loans originated	264,147	299,778	303,702
Loans purchased	10,262	15,024	-
Loans acquired from CNB Financial at fair value	236,387	-	-
Deductions:
Principal loan repayments	230,976	269,009	239,074
Loan sales	29,530	-	2,046
(Increase) decrease due to other items (2)	(1,463)	4,399	11
Total deductions	259,043	269,009	241,120
Net loan activity	251,753	45,793	62,582
Total loans at end of period	$1,122,241	$870,488	$824,695

(1)	Includes $7,847, $25,799 and $41,708 of commercial construction loans for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Includes additional disbursements on home equity and lines of credit, participation loans serviced for others, minor changes and other activity on loans previously originated.

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

United Bank’s policies and loan approval limits are established by the Board of Directors.  The Board of Directors has delegated authority to United Bank’s Chief Lending Officer to review and assign lending authorities to certain individuals of United Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority.  In addition the Board has delegated authority at the request of the Chief Lending Officer to an Officers’ Loan Committee comprising the Chief Executive Officer, Chief Lending Officer, EVP of Commercial Banking, Chief Credit Officer and SVP of Risk Management.  Loans in amounts above the authorized limits of the Officers’ Loan Committee and loans outside of the designated authority of the Officers’ Loan Committee require the approval of United Bank’s Directors’ Loan Committee.  The Directors’ Loan Committee consists of five of our directors, including our Chief Executive Officer.  All loans that are approved by the Designated Individuals or the Officers’ Loan Committee are still reviewed and ratified by the Directors’ Loan Committee and the Board of Directors on a monthly basis.

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

All commercial real estate, commercial construction loans and commercial and industrial loans in amounts up to $1,000,000 may be approved by certain of the Designated Individuals.  All such loans in excess of $1,000,000, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $1,000,000, must be approved by United Bank’s Officers’ Loan Committee.  All home equity loans and home equity lines of credit up to $350,000 may be approved by certain of the Designated Individuals.  All home equity loans and home equity lines of credit in excess of $350,000 must be approved by the Officers’ Loan Committee.   All loans in excess of $2,000,000, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $2,000,000, must be approved by United Bank’s Directors’ Loan Committee; in addition there are certain instances which may trigger the need for approval of the Directors’ Loan Committee at a $1,000,000 threshold, for example if the collateral is located outside of our primary market area or if the loan is adversely rated.

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

Non-performing and Problem Assets

Asset Quality Process  We have an independent loan review process and our loan review consultants provided two on-site reviews of our Springfield based commercial portfolio and three on-site reviews of the Worcester based commercial portfolio during 2009; all loan relationships in excess of $1 million and all classified loans were reviewed by the third party consultants.  In addition, the Springfield and Worcester portfolios were reviewed by the respective bank regulators during the year, and the Worcester portfolios were reviewed during the due diligence process leading up to the acquisition of CNB.

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

	At December 31,
	2009		2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$1,190		$1,244	$328	$-	$1,016
Commercial mortgages	10,717		2,544	553	1,144	141
Construction	3,280		444	577	-	113
Home equity	492		-	52	20	-
Commercial and industrial	571		425	275	123	447
Automobile	4		-	-	-	-
Other consumer	33		140	-	1	-
Total non-accrual loans	16,287		4,797	1,785	1,288	1,717
Accruing loans 90 days or more past due	-		-	-	-	-

Total non-performing loans	16,287		4,797	1,785	1,288	1,717

Other real estate owned	1,545		998	880	562	1,602
Total non-performing assets	$17,832		$5,795	$2,665	$1,850	$3,319

Ratios:
Total non-performing loans to total loans	1.45%		0.55%	0.22%	0.17%	0.27%
Total non-performing assets to total assets	1.16%		0.46%	0.25%	0.18%	0.37%
Allowance for loan losses to non-performing loans	56.36	%(1)	171.98%	432.16%	560.40%	371.69%

(1)	Exclusive of the $3.3 million in non-performing acquired loans, allowance for loan losses as a percent of non-performing loans would have been 70.44%.

As noted in the above table, non-accrual loans amounted to approximately $16.3 million and $4.8 million at December 31, 2009 and 2008, respectively.  The increase of $11.5 million reflects $3.3 million of impaired loans acquired from CNB Financial and the addition of five commercial real estate relationships totaling $8.2 million.  Two of the five loans are scheduled to be paid off or substantially paid down during the first quarter of 2010.  The remaining three loans have active workout plans in place and are expected to be resolved in the first half of 2010. The acquired loans represent two construction loans ($2.7 million) that are considered collateral dependent.  The sale of the underlying collateral will ultimately repay the loans.  Additional interest income of approximately $281,000, $132,000, $69,000, $71,000 and $158,000, respectively, would have been recorded during the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, if the loans had performed in accordance with their original terms.

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

At December 31, 2009 and 2008, the recorded investment in impaired loans was $16.3 million and $4.8 million, respectively. An allowance for loan losses was established on $11.9 million and $4.8 million of the impaired loans at December 31, 2009 and 2008, respectively, which allowances totaled $599,000 and $343,000 at the respective year-ends.  In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit discount of $2.1 million related to impaired loans of $5.2 million acquired from CNB Financial.  The average balance of impaired loans was $9.3 million, $4.0 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Interest income recognized on impaired loans during 2009, 2008 and 2007 was not significant.

Delinquent Loans.  The following table sets forth our loan delinquencies greater than 60 days by type and amount at the dates indicated.  The increase in total delinquent loans at December 31, 2009 is primarily the result of two large commercial real estate loans which total $8.8 million.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190	18	$2,545
Commercial mortgage	8	2,298	13	10,717	21	13,015
Construction	3	424	5	3,280	8	3,704
Home equity	3	157	4	492	7	649
Commercial and industrial	3	54	15	571	18	625
Automobile	-	-	3	4	3	4
Other consumer	3	11	1	33	4	44
Total	33	$4,299	46	$16,287	79	$20,586

At December 31, 2008
Residential mortgages	7	$939	7	$1,244	14	$2,183
Commercial mortgages	3	772	8	2,544	11	3,316
Construction	1	140	3	444	4	584
Home equity	2	126	-	-	2	126
Commercial and industrial	5	242	15	425	20	667
Automobile	1	8	-	-	1	8
Other consumer	1	2	2	140	3	142
Total	20	$2,229	35	$4,797	55	$7,026

At December 31, 2007
Residential mortgages	1	$558	4	$328	5	$886
Commercial mortgages	3	671	5	553	8	1,224
Construction	-	-	5	577	5	577
Home equity	2	200	2	52	4	252
Commercial and industrial	7	454	8	275	15	729
Automobile	-	-	-	-	-	-
Other consumer	2	50	-	-	2	50
Total	15	$1,933	24	$1,785	39	$3,718

At December 31, 2006
Residential mortgages	3	$203	-	$-	3	$203
Commercial mortgages	1	149	7	1,144	8	1,293
Construction	-	-	-	-	-	-
Home equity	-	-	1	20	1	20
Commercial and industrial	2	47	4	123	6	170
Automobile	2	1	-	-	2	1
Other consumer	-	-	1	1	1	1
Total	8	$400	13	$1,288	21	$1,688

At December 31, 2005
Residential mortgages	8	$755	5	$998	13	$1,753
Commercial mortgages	4	546	2	141	6	687
Construction	-	-	1	113	1	113
Home equity	1	100	1	18	2	118
Commercial and industrial	1	2	6	447	7	449
Automobile	1	1	-	-	1	1
Other consumer	-	-	-	-	-	-
Total	15	$1,404	15	$1,717	30	$3,121

Other Real Estate Owned.  Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2009, we had $1.5 million of real estate owned.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated for both loans and foreclosed assets. The total amount of loans in the table below at December 31, 2009 includes twenty relationships which represent 60% of the classified asset total. The acquisition of CNB Financial resulted in a $21.9 million increase in classified assets. The remaining $13.9 million was primarily due to downgrades in the commercial real estate portfolio.  Construction loans for single family homes, subdivisions and condominium developments represent 24% of the classified asset total.

	At December 31,	At December 31,
	2009	2008
	(In thousands)
Classified Loans:
Special mention	$33,507	$18,363
Substandard	45,354	24,527
Doubtful	136	894
Loss	-	-

Total classified loans	$78,997	$43,784

Foreclosed Assets:
Other real estate owned	1,545	998

Total classified assets	$80,542	$44,782

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses.”  The allowance for loan losses as of December 31, 2009 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2009		2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$8,250		$7,714	$7,218	$6,382	$5,750
Charge-offs:
Residential mortgages	69		-	-	-	-
Commercial mortgages	1,399		6	39	-	60
Construction	135		444	326	-	-
Home equity	-		42	-	10	-
Commercial and industrial	545		827	593	164	377
Automobile	5		8	21	1	15
Other consumer	10		9	4	11	3
Total charge-offs	2,163		1,336	983	186	455
Recoveries:
Residential mortgages	1		-	-	-	-
Commercial mortgages	5		-	-	1	-
Construction	2		-	-	-	-
Home equity	-		5	4	-	-
Commercial and industrial	85		17	47	47	157
Automobile	2		3	1	2	6
Other consumer	-		1	2	3	7
Total recoveries	95		26	54	53	170
Net charge-offs	(2,068)		(1,310)	(929)	(133)	(285)
Provision for loan losses	2,998		1,846	1,425	969	917
Balance at end of period	$9,180		$8,250	$7,714	$7,218	$6,382
Ratios:
Net charge-offs to average loans outstanding	0.23%		0.15%	0.12%	0.02%	0.05%
Allowance for loan losses to non-performing loans at end of period	56.36	%(1)	171.98%	432.16%	560.40%	371.69%
Allowance for loan losses to total loans at end of period	0.82	%(2)	0.95%	0.94%	0.95%	1.00%
______________________________
(1)	Exclusive of the $3.3 million in non-performing acquired loans, allowance for loan losses as a percent of non-performing loans would have been 70.44%.
(2)	Exclusive of the $242.9 million in acquired loans and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.07%.

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

	At December 31,
	2009			2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$802	8.74%	30.59%	$891	10.80%	40.95%	$849	11.00%	41.16%
Commercial mortgages	4,300	46.84%	36.51%	3,506	42.50%	28.55%	3,164	41.02%	26.04%
Construction	1,194	13.01%	4.35%	1,089	13.20%	3.69%	1,229	15.93%	5.10%
Home equity	621	6.76%	12.24%	604	7.32%	13.87%	523	6.78%	14.10%
Commercial and industrial	2,051	22.34%	14.21%	1,911	23.16%	9.76%	1,667	21.61%	9.89%
Automobile	110	1.20%	1.31%	156	1.89%	1.99%	202	2.62%	2.72%
Other consumer	102	1.11%	0.79%	93	1.13%	1.19%	80	1.04%	0.99%
Total allowance	$9,180	100.00%	100.00%	$8,250	100.00%	100.00%	$7,714	100.00%	100.00%

	At December 31,
	2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$957	13.26%	41.87%	$297	4.65%	44.86%
Commercial mortgages	2,588	35.85%	23.04%	2,944	46.13%	23.61%
Construction	1,255	17.39%	7.19%	316	4.95%	4.54%
Home equity	512	7.09%	14.79%	257	4.03%	13.54%
Commercial and industrial	1,633	22.62%	9.15%	2,487	38.97%	9.37%
Automobile	220	3.05%	3.21%	78	1.22%	3.47%
Other consumer	53	0.73%	0.75%	3	0.05%	0.61%
Total allowance	$7,218	100.00%	100.00%	$6,382	100.00%	100.00%

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

At December 31, 2009 our investment portfolio consisted of $353,000 in federal agency obligations, $1.7 million of corporate debt instruments, $18.5 million of municipal bonds and $1.0 million of industrial revenue bonds. We also invest in mortgage-backed securities, substantially all of which are guaranteed by the United States Government or agencies or government sponsored enterprises.  The Company also owns an insignificant amount of private label, residential mortgage-backed securities as a result of its acquisition of CNB Financial. At December 31, 2009, our mortgage-backed securities portfolio totaled $284.4 million. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase. We generally classify our investment securities as available-for-sale.

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

At December 31, 2009, our mortgage-backed securities totaled $284.4 million, or 18.5% of total assets and 19.8% of interest earning assets. Our mortgage-backed securities at December 31, 2009 were classified as both available-for-sale and held-to-maturity. At December 31, 2009, 16.6% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 83.4% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.75% at December 31, 2009.  The estimated fair value of our mortgage-backed securities at December 31, 2009 was $284.2 million, which was $8.9 million more than the amortized cost of $275.3 million.  Private issue CMO’s are included in our mortgage-backed securities portfolio as a result of the acquisition of CNB Financial. At December 31, 2009, private issue CMO’s had an estimated fair value and amortized cost of $5.0 million, represented 1.8% of total mortgage-backed securities and had a weighted average yield of 6.42%.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Government-Sponsored Enterprises.  At December 31, 2009, our U.S. Government-Sponsored Enterprises securities portfolio totaled $353,000, all of which was classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Bonds.  At December 31, 2009, our corporate bond portfolio totaled $1.7 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that at the time of purchase corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 5% of consolidated assets in corporate debt obligations and up to $1,000,000 in any one issuer.

Municipal Obligations and Industrial Revenue Bonds.  Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated at the time of purchase within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2009, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities. At December 31, 2009, our municipal obligations that are classified as available-for-sale totaled $10.9 million and our industrial revenue and municipal obligations that are classified as held-to-maturity totaled $8.5 million.

Investment Securities Portfolio.  The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities	(In thousands)
Available-for-sale:
Government-sponsored enterprises	$342	$353	$467	$465	$45,447	$45,474
Government-sponsored and government-guaranteed mortgage-backed securities	215,819	224,836	294,824	301,111	146,764	147,581
Private label mortgage-backed securities	4,999	5,036	-	-	-	-
Corporate debt obligations	1,449	1,712	1,538	1,538	2,820	2,778
Municipal bonds	11,004	10,933	10,504	10,392	5,295	5,284
Marketable equity securities	97	434	-	-	140	140
Total available-for-sale	$233,710	$243,304	$307,333	$313,506	$200,466	$201,257
Held-to-maturity:
Government-sponsored and government-guaranteed mortgage-backed securities	$54,506	$54,281	$-	$-	$-	$-
IRB	1,039	1,039	1,122	1,122	1,197	1,197
State of Israel bonds	150	150	-	-	-	-
Municipal bonds	7,479	7,593	2,069	2,116	2,435	2,434
Total held-to-maturity	$63,174	$63,063	$3,191	$3,238	$3,632	$3,631

At December 31, 2009, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

The following table sets forth changes in our investment activity for the periods indicated.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Investment securities, beginning of period	$316,697	$204,889	$193,478
Investments acquired from CNB Financial at fair value	32,354	-	-
Purchases	60,449	231,991	91,188
Sales	(31,348)	(51,448)	(16,537)
Calls, maturities and principal repayments	(74,694)	(72,571)	(66,853)
Decrease in net premium	(402)	(192)	(103)
Increase in net unrealized gain	3,422	4,028	3,716
Net (decrease) increase in investment securities	(10,219)	111,808	11,411
Investment securities, end of period	$306,478	$316,697	$204,889

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity securities do not have contractual maturities and are excluded from this table. Weighted average yields are presented on a tax-equivatent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$-	0.00%	$342	4.46%	$-	0.00%	$-	0.00%	$342	4.46%	$353
Government-sponsored and government-guaranteed mortgage- backed securities	3,557	3.38%	4,946	4.06%	19,067	4.00%	188,249	5.15%	215,819	4.99%	224,836
Private label mortgage-backed
securities	-	0.00%	-	0.00%	2,638	7.37%	2,361	5.36%	4,999	6.42%	5,036
Corporate debt obligations	-	0.00%	-	0.00%	-	0.00%	1,449	4.80%	1,449	4.80%	1,712
Municipal bonds	-	0.00%	-	0.00%	2,259	3.55%	8,745	4.23%	11,004	4.09%	10,933
Total available-for-sale	$3,557	3.38%	$5,288	4.09%	$23,964	4.33%	$200,804	5.11%	$233,613	4.98%	$242,870

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage- backed securities	$-	0.00%	$-	0.00%	$17,713	3.45%	$36,793	3.74%	$54,506	3.65%	$54,281
IRB	-	0.00%	-	0.00%	-	0.00%	1,039	4.16%	1,039	4.16%	1,039
State of Israel bonds	75	3.48%	75	5.07%	-	0.00%	-	0.00%	150	4.28%	150
Municipal bonds	386	3.07%	529	3.35%	1,368	3.61%	5,196	4.05%	7,479	3.87%	7,593
Total held-to-maturity	$461	3.14%	$604	3.56%	$19,081	3.46%	$43,028	3.79%	$63,174	3.68%	$63,063

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition.  The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.  At December 31, 2009, $478.3 million, or 46.0% of our deposit accounts, were certificates of deposit, of which $325.2 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
	Balance (1)	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand	$154,374	14.87%	-%	$114,178	14.59%	-%	$102,010	14.20%	-%
NOW	42,262	4.07%	0.41%	32,390	4.14%	0.50%	35,207	4.90%	0.51%
Regular savings	174,270	16.79%	0.84%	99,492	12.71%	1.04%	65,711	9.14%	1.15%
Money market	189,763	18.28%	0.89%	160,736	20.54%	1.69%	168,107	23.39%	2.94%
Certificates of deposit	477,534	46.00%	2.28%	375,867	48.02%	3.34%	347,647	48.37%	4.58%
Total deposits	$1,038,203	100.00%	1.37%	$782,663	100.00%	2.10%	$718,682	100.00%	3.03%

(1)	Excludes the fair value adjustment balance of $724,000 recorded in connection with the acquisition of CNB Financial.

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2009 (1)	2008	2007
	(In thousands)

Interest Rate
Less than 2.00%	$201,381	$10,119	$3
2.00-2.99%	132,212	94,010	9,280
3.00-3.99%	106,105	215,796	37,040
4.00-4.99%	34,948	54,329	247,487
5.00-5.99%	2,888	1,613	53,837
Total time deposits	$477,534	$375,867	$347,647

(1)	Excludes the fair value adjustment balance of $724,000 recorded in connection with the acquisition of CNB Financial.

The following table sets forth the amount and maturities of our time deposits at December 31, 2009.

	Less than one year	Over one year to two years	Over two years to three years	Over three years	Total (1)
	(In thousands)

Interest Rate
Less than 2.00%	$183,526	$17,802	$53	$-	$201,381
2.00-2.99%	86,589	20,117	18,706	6,800	132,212
3.00-3.99%	36,034	45,053	5,506	19,512	106,105
4.00-4.99%	15,700	2,767	5,038	11,443	34,948
5.00-5.99%	2,588	-	201	99	2,888
Total	$324,437	$85,739	$29,504	$37,854	$477,534

(1)	Excludes the fair value adjustment balance of $724,000 recorded in connection with the acquisition of CNB Financial.

The following table sets forth changes in our deposit activity for the periods indicated.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning balance	$782,663	$718,682	$685,686
Net deposits	46,160	46,146	10,944
Deposits acquired from CNB Financial at fair value	196,021	-	-
Interest credited on deposit accounts (1)	14,083	17,835	22,052
Net increase in deposits	256,264	63,981	32,996
Ending balance	$1,038,927	$782,663	$718,682
_______________
(1)	Includes amortization of fair value adjustment.

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $222.4 million.  The following table sets forth the maturity of those certificates as of December 31, 2009, in thousands.

Three months or less	$57,626
Over three months through six months	55,007
Over six months through one year	47,349
Over one year to three years	51,825
Over three years	10,544
Total	$222,351

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Boston, collateralized repurchase agreements with our customers and other financial institutions and subordinated debentures. As of December 31, 2009, we had Federal Home Loan Bank advances of $205.6 million, or 15.6% of total liabilities, with a weighted average maturity of 2.6 years and a weighted average rate of 3.47%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $274.1 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2009		2008	2007
	(In thousands)

Balance at end of period	$205,552	(1)	$208,564	$107,997
Average amount outstanding during year	171,058	(1)	178,699	158,595
Interest expense incurred during year	6,662		6,739	7,617
Maximum amount outstanding at any month-end	205,552	(1)	228,214	187,941
Average interest rate during the year	3.89%		3.77%	4.80%
Weighted average interest rate on end of period balances	3.47%		3.32%	4.55%
____________________________________________
(1)	Excludes the fair value adjustment balance of $ 2,621 and average balance of $243,000, recorded in connection with the acquisition of CNB Financial.

The following table sets forth the balances and interest rates by maturity on our Federal Home Loan Bank advances at and for the periods shown:

	For the Years Ended December 31,
	2009		2008		2007
	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Within 1 year	$47,644	1.85%	$55,000	1.26%	$17,152	5.00%
Over 1 year to 2 years	51,346	4.05%	22,279	4.35%	13,000	5.13%
Over 2 years to 3 years	14,013	4.27%	52,321	4.03%	26,767	4.15%
Over 3 years to 4 years	44,489	4.04%	8,033	4.34%	23,267	4.60%
Over 4 years to 5 years	13,000	2.90%	41,894	4.02%	9,968	4.34%
Over 5 years	35,060	3.98%	29,037	3.84%	17,843	4.36%
	$205,552	3.47%	$208,564	3.32%	$107,997	4.55%

(1)	Excludes the fair value adjustment balance of $2,621 recorded in connection with the acquisition of CNB Financial.

Included in the balance of advances due within one year at December 31, 2009 and 2008 are $30.0 million and $42.0 million, respectively, in short-term borrowings which had an interest rate of 0.20% and 0.0625% and matured on January 4, 2010 and January 2, 2009, respectively.

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2009, the Company had $27.3 million of repurchase agreements outstanding with its customers at a weighted average rate of 1.12%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at end of period	$27,303	$18,042	$13,864
Average amount outstanding during year	10,559	8,534	7,788
Interest expense incurred during year	126	158	259
Maximum amount outstanding at any month-end	27,303	18,042	13,864
Average interest rate during the year	1.19%	1.85%	3.33%
Weighted average interest rate on end of period balances	1.12%	1.60%	3.12%

In addition the Company had a $20.0 million structured term repurchase agreement secured through another financial institution. The Company purchased a $10.0 million repurchase agreement in 2009 due to mature in 2019, is callable in 2014 and has a rate of 2.44%.  The Company had previously purchased a $10.0 million repurchase agreement in 2008 due to mature in 2018, is callable in 2011 and has a rate of 2.73%.  All of the repurchase agreements are secured by mortgage-backed securities issued by government sponsored enterprises.

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the amount of $7.7 million. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2009 was 2.10%. A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank and was established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities.  The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank.  At December 31, 2009, UCB Securities, Inc. had total assets of $157.8 million, all of which were qualifying securities under the applicable regulations.

UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure.  At December 31, 2009, UB Properties, LLC had total assets of $1.7 million.

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

United Charitable Foundation

We established the United Charitable Foundation in 2005 in connection with our minority stock offering. At December 31, 2009, the foundation owned 358,156 shares of our common stock, or 2.1% of the shares outstanding. To maintain favorable tax status, the foundation must make annual grants equal to 5% of its assets, and grants are made to community activities and charitable causes in the communities in which we operate. Six of the foundation’s seven directors are directors of United Bank. All shares of common stock owned by the foundation must be voted in the same proportion as all other shares of our common stock are voted on any matter to come before the stockholders.

Personnel

As of December 31, 2009, we had 256 full-time employees and 28 part-time employees.  Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Capital Requirements.  Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards:   a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution examination rating system); and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual savings banks where necessary.

At December 31, 2009, United Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, United Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, United Bank satisfied this test.

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

United Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions generally require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of United Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by United Bank’s Board of Directors.

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

At December 31, 2009, United Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts.  United Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts received unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010.  Certain senior unsecured debt issued by institutions and their holding companies during specified time periods could also be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  United Bank decided to participate in the unlimited noninterest bearing transaction account coverage and United Bank opted to participate in the unsecured debt guarantee program.

Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the fourth quarter ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of United Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System.  United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  United Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  United Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009, of $15.4 million.  Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs.  These and similar requirements, and general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, United Bank’s net interest income would likely also be reduced.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2009, United Bank was in compliance with these reserve requirements.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider, among other things,  the financial and managerial resources and future prospects of the savings institution and company involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks,  to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board.  The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of United Bank.  Savings and loan holding companies would become regulated as bank holding companies under certain proposals.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on United Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 and 2006 federal income tax returns in the second quarter of 2007.  During the quarter ended March 31, 2008, the IRS proposed certain adjustments challenging the methodology used by the Company to estimate the fair market value of its residential mortgage portfolio under Internal Revenue Code (“IRC”) Sec. 475.  The change in fair value calculated under IRC Sec. 475 is considered a temporary difference in the Company’s deferred income tax calculations as required by the Income Taxes Topic of FASB ASC. In June 2008, the Company agreed to a settlement of the proposed adjustments with the IRS.  As a result, for tax years 2005 and 2006 the Company had a tax deficiency of $994,000 and related interest due of $76,000. In conjunction with the settlement, the Company has amended its calculation of the fair market value of its residential mortgage portfolio beginning with the 2007 tax year.

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

At December 31, 2009, United Bank’s total federal base year reserve was approximately $2.6 million.  However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Corporate Dividends-Received Deduction.  The Company may exclude from its federal taxable income 100% of dividends received from United Bank as a wholly owned subsidiary.  The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from corporations owned less than 20% by the recipient corporation.

State Taxation

For Massachusetts income tax purposes, until 2009 a consolidated tax return could not be filed. Instead, United Financial Bancorp, Inc., United Bank, and each of their subsidiaries filed separate annual income tax returns. Beginning in 2009, United Financial Bancorp, Inc. and United Bank will be required to file a combined return pursuant to a Massachusetts law change enacted in July 2008. The security corporation subsidiary will continue to file separately. United Financial Bancorp, Inc.’s state tax returns, as well as those of United Bank and its subsidiaries, are not currently under audit.  The years after 2005 are open for exam.

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

Executive Officers of the Registrant

The executive officers of the Company and the Bank are elected annually by the Board of Directors and serve at the Board’s discretion.  The executive officers of the Company and the Bank are:

Name	Position
Richard B. Collins	President and Chief Executive Officer the Company and the Bank
Keith E. Harvey	Executive Vice President, Operations and Retail Sales, of the Bank
Mark A. Roberts	Executive Vice President and Chief Financial Officer of the Company and the Bank
J. Jeffrey Sullivan	Executive Vice President and Chief Lending Officer of the Bank

Charles R. Valade	Executive Vice President, Commercial Lending/Worcester Region, of the Bank
John J. Patterson	Senior Vice President, Risk Management, of the Bank
William Clark	Senior Vice President, Residential Lending, of the Bank
Dena M. Hall	Senior Vice President, Marketing and Community Relations, of the Bank

Below is information regarding the executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his current position for at least the last five years.  Ages presented are as of December 31, 2009.

Keith E. Harvey is the Executive Vice President for Operations and Retail Sales of the Bank.  Mr. Harvey joined the Bank in 1984.  Age 62.

Mark A. Roberts is the Executive Vice President and Chief Financial Officer of the Company and the Bank.  He joined the Company and the Bank in 2006.  Prior to that, he served as the Vice President and Controller for The Connecticut Bank and Trust Company in Hartford, Connecticut and was the Vice President of Finance at Woronoco Savings Bank for six years.  Age 46.

J. Jeffrey Sullivan is Executive Vice President and Chief Lending Officer of the Bank.  Mr. Sullivan joined the Bank in 2003.  Age 45.

Charles R. Valade is Executive Vice President, Commercial Lending/Worcester Region, of the Bank.  Prior to joining the Bank in connection with the Company’s acquisition of CNB Financial in November 2009, Mr. Valade served as President and Chief Executive Officer of CNB Financial since its formation in 2005.  Age 58.

William Clark is Senior Vice President, Residential Lending.  Mr. Clark joined the Bank in 1998.  Age 45.

Dena M. Hall is the Senior Vice President of Marketing and Community Relations of the Bank.  She joined the Bank in 2005. Previously, she was the Director of Marketing for Woronoco Savings Bank for seven years.  Age 36.

John J. Patterson is Senior Vice President, Risk Management of the Bank.  Mr. Patterson joined the Bank in 1993.  Age 63.

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

The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2009, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock, totaled $243.3 million. Unrealized net gains on these available-for-sale securities totaled $9.6 million at December 31, 2009 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in United Bank’s net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2009, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 0.54% increase in net interest income over the following 12 months.

As a Result of Our Emphasis on Originating Commercial Real Estate and Commercial and Industrial Loans, Our Credit Risk Has and Will Continue to Increase.  Continued Weakness or a Deeper Downturn in the Real Estate Market and Local Economy Could Adversely Affect Our Earnings.

At December 31, 2009, our portfolio of commercial real estate loans totaled $409.7 million, or 36.5% of our total loans, and our portfolio of commercial and industrial loans totaled $159.4 million, or 14.2% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.  Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.82% of total loans and 56.36% of non-performing loans at December 31, 2009, compared to 0.95% of total loans and 171.98% of non-performing loans at December 31, 2008. Excluding the $242.9 million in acquired loans and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.07%. Excluding the $3.3 million in nonperforming acquired loans, allowance for loan losses as a percent of non-performing loans would have been 70.44%.  Material additions to our allowance could materially decrease our net income.

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

Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce our Earnings.

At December 31, 2009, our investment portfolio included $1.7 million in trust preferred securities and $18.4 million in municipal bonds.  During 2009 and 2008, we recognized $82,000 and $1.3 million charges for the other-than-temporary impairment of certain trust preferred securities. During 2008 we also recognized a $94,000 charge for the other-than-temporary impairment of one municipal security.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Future Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other

Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor until the end of 2013. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until June 30, 2010.  In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which was intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. In November 2009 the FDIC voted to require insured institutions to prepay three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the Deposit Insurance Fund (DIF) immediately without immediately impacting earnings of the industry.  The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

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

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The U.S. House of Representatives has passed financial regulatory reform legislation and the Senate is considering its own version.  These various plans contain several elements that would have a direct effect on the Company and the Bank.  Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company.  Existing federal thrifts, such as the Bank, would become a national bank or could choose to adopt a state charter.  Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation.  For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies.  The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or passed by the House of Representatives, we cannot determine the specific impact of regulatory reform at this time.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of its deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $538,000.  In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $4.8 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

If our Investment in the Federal Home Loan Bank of Boston is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, our Earnings and Stockholders’ Equity Would Decrease.

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2009 was $15.4 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished.  Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future.  If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Boston Suspended Dividends During the Fourth Quarter of 2008.  This Negatively Affects our Earnings.

The Federal Home Loan Bank of Boston suspended dividends during the fourth quarter of 2008.  We received $402,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008.  The failure of the Federal Home Loan Bank of Boston to pay dividends during 2009 has reduced our earnings.

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements, brokered CD’s and proceeds from the sale of loans and securities and liquidity resources of the holding company. At December 31, 2009, we had approximately $208.2 million of FHLB advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

The following table provides certain information as of December 31, 2009 with respect to our main office located in West Springfield and our 21 other full service branch offices, our drive-up facilities and our financial service facilities:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

95 Elm Street West Springfield, MA 01089	Owned	1999	46,147	$ 1,358

Full Service Branches:
Springfield Region

115 State Street Springfield, MA 01103	Leased	(1)	3,401	18

1077 St. James Avenue Springfield, MA 01104	Owned	2003	8,354	826

459 Main Street Indian Orchard, MA 01151	Leased	(2)	2,560	-

528 Center Street Ludlow, MA 01056	Owned	2002	3,000	933

1930 Wilbraham Road Springfield, MA 01129	Owned	2001	2,304	635

670 Bliss Road Longmeadow, MA 01106	Leased	(3)	1,652	-

1325 Springfield Street Feeding Hills, MA 01030	Leased	(4)	2,400	-

180 Main Street Northampton, MA 01060	Leased	(5)	2,800	174

10 Elm Street Westfield, MA 01085	Owned	1981	8,500	703

14 Russell Road Huntington, MA 01050	Owned	2001	720	185

168 Southampton Road Westfield, MA 01085	Leased	(6)	2,890	1,686

1830 Northampton Street Holyoke, MA 01040	Owned	1994	6,409	540

94 Shaker Road East Longmeadow, MA 01028	Leased	2008 (7)	2,411	-

806 Suffield Street Agawam, MA 01001	Leased	2008 (8)	2,972	1,194

445 Montgomery Street Chicopee, MA 01020	Leased	2009 (9)	2,890	2,069

Worcester Region

33 Waldo Street Worcester, MA 01608	Leased	2001 (10)	9,957	254

1 West Boylston Street Worcester, MA 01605	Leased	2003(11)	2,820	101

572 Main Street Shrewsbury, MA 01545	Ground Leased	2002 (12)	28,253	531

701 Church Street Northbridge, MA 01588	Sale, Leaseback	2004 (13)	30,492	-

1393 Grafton Street Worcester, MA 01604	Leased	2006 (14)	2,000	280

26 West Boylston Street West Boylston, MA 01583	Leased	2006 (15)	1,800	283

Other:
52 Van Deene Avenue West Springfield, MA 01089	Owned	2005 (16)	547	587

33 Westfield Street West Springfield, MA 01089	Owned	(17)	1,720	907

140 Main Street Northampton, MA 01060	Leased	2006 (18)	1,375	-

491 Pleasant Street Northampton, MA 01060	Leased	2008 (19)	7,405	514

67 Millbrook Street Worcester, MA 01606	Leased	2006 (20)	7,704	6
___________________________________
(1)	United Bank has a lease for a five-year period expiring in June 2010 with a renewal option for five additional years.
(2)	United Bank has a lease for a five-year period expiring in May 2013 with an additional five-year renewal option.
(3)	United Bank has a lease for a five-year period expiring in September 2011.
(4)	United Bank has a lease for a five-year period expiring in September 2010 with a renewal option for five additional years.
(5)	United Bank has a lease for a ten-year period expiring in April 2016 with two five-year renewal options.
(6)	United Bank has a lease for a twenty-five year period expiring in March 2031 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.
(7)	United Bank has a lease for a ten-year period expiring in January 2018 with a renewal option for ten additional years.
(8)	United Bank has a lease for a twenty-year period expiring in March 2028 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.
(9)	United Bank has a lease for a twenty-five year period expiring in May 2034 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.
(10)	This location has a lease for a fifteen-year period expiring in October 2016 with two additional five-year renewal options.
(11)	This location has a lease for a twenty-year period expiring in March 2023 with two additional five-year renewal options.
(12)	This location has a ground lease for a twenty-year period expiring in June 2022 with eleven additional five-year renewal options.
(13)	This location has a leaseback agreement for a twenty-year period expiring in November 2024 with two additional five-year renewal options.
(14)	This location has a lease for a ten-year period expiring in January 2016 with three additional five-year renewal options.
(15)	This location has a lease for a ten-year period expiring in June 2016 with three additional five-year renewal options.
(16)	This office is a drive-up facility only.
(17)	A portion of this facility is used as a Wealth Management office which offers insurance, investment products and financial planning services.

(18)	United Bank has a two-year lease for this Wealth Management services facility which expires in November 2010 and has one two-year renewal option.
(19)	This office is an express drive-up branch.
(20)	This location is used as an operation center and has a five year lease which expires in July 2012 and has an additional five year renewal option.

The net book value of our premises, land and equipment, including capitalized lease assets, was $13.8 million at December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  At December 31, 2009, we were not involved in any legal proceedings that were material to the Company’s financial condition or results of operations.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 4, 2010 was 2,938. Certain shares of United Financial Bancorp, Inc. are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

At the close of business on December 31, 2009, there were 16,838,598 shares of common stock outstanding. The following table presents quarterly market information for the common stock of the Company for the years ended December 31, 2009 and 2008. The high and low sales prices for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share		Cash
	High	Low	Dividend Declared
2009
Fourth quarter	$13.47	$11.51	$0.07
Third quarter	14.00	11.31	0.07
Second quarter	14.69	11.66	0.07
First quarter	15.48	11.77	0.07

2008
Fourth quarter	$15.32	$11.00	$0.07
Third quarter	17.10	10.97	0.07
Second quarter	12.47	10.71	0.07
First quarter	12.00	10.23	0.06

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning on July 13, 2005 through December 31, 2009, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period.

The cumulative total return on the Common Stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

United Financial Bancorp, Inc.

Total Return Performance
Index Value
160
140
120
100
80
60
40
20
07/13/05
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
United Financial Bancorp, Inc.
Russell 2000
SNL Thrift Index

	Period Ending
Index	07/13/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United Financial Bancorp, Inc.	100.00	98.13	119.32	101.73	141.84	125.44
Russell 2000	100.00	101.41	120.04	118.16	78.23	99.49
SNL Thrift Index	100.00	100.76	117.45	70.46	44.84	41.82

On January 21, 2010, the Board of Directors of United Financial Bancorp, Inc. declared a cash dividend of $0.07 per share.  The dividend will be payable on March 9, 2010 to shareholders of record as of February 16, 2010.

Dividend payments by United Financial Bancorp, Inc. are dependent primarily on cash flows from the investment portfolio, debt service payments from United Bank in connection with its loan to the Employee Stock Ownership Plan, and dividends or capital distributions from United Bank.

For a discussion of United Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation” and Note L to the Company’s financial statements.

(b)	Not Applicable.

(c)           The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2009.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1, 2)

October 1 -31, 2009	78,795	(3)	$12.90	78,630	129,708

November 1 - 30, 2009	135,998		12.80	135,998	791,765

December 1 -31, 2009	59,240		12.88	59,240	732,525
Total	274,033		$12.85	273,868
____________________
(1)
On February 19, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 841,138 shares, of the Company’s common stock.  On December 2, 2009, the Company announced the completion of its stock repurchase program at a cost of approximately $10.8 million and at an average price of $12.88 per share.

(2)
On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock. This repurchase program commenced immediately upon completion of the previous plan approved on February 19, 2009.  Under this plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

(3)
Includes the withholding of 165 shares at $12.85 per share subject to restricted stock awards under the United Bank 2006 Stock-Based Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is derived in part from the audited consolidated financial statements of United Financial Bancorp, Inc. that appear in this Annual Report. The information for the years ended December 31, 2006 and 2005 is derived in part from audited consolidated financial statements that do not appear in this Annual Report.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,541,040	$1,263,134	$1,079,281	$1,009,433	$906,513
Cash and cash equivalents	21,877	13,572	14,254	25,419	15,843
Short-term investments	1,096	1,071	1,030	-	-
Investment securities available-for-sale	243,304	313,506	201,257	190,237	226,465
Investment securities held-to-maturity	63,174	3,191	3,632	3,241	3,325
Loans, net (1)	1,115,416	864,421	819,117	756,180	630,558
Deposits	1,038,927	782,663	718,682	685,686	653,611
FHLB advances	208,173	208,564	107,997	169,806	101,880
Repurchase agreements	47,303	28,042	13,864	10,425	8,434
Subordinated debentures	5,357	-	-	-	-
Stockholders' equity	225,246	227,714	226,120	137,711	137,005
Non-performing assets (2)	17,832	5,795	2,665	1,850	3,319

	Years Ended December 31,
	2009		2008		2007	2006	2005
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$62,986		$64,814		$59,250	$52,202	$43,233
Interest expense	21,986		25,003		30,083	24,647	16,206
Net interest income before provision for loan
losses	41,000		39,811		29,167	27,555	27,027
Provision for loan losses	2,998		1,846		1,425	969	917
Net interest income after provision for loan
losses	38,002		37,965		27,742	26,586	26,110
Non-interest income	8,676		5,220		5,735	5,392	5,020
Non-interest expense	36,858		30,690		26,039	24,036	24,112
Income before taxes	9,820		12,495		7,438	7,942	7,018
Income tax expense	4,014		5,197		3,061	3,018	2,649
Net income	$5,806	(3)	$7,298	(4)	$4,377	$4,924	$4,369	(5)

Basic earnings per share (6)	$0.38		$0.44		$0.26	$0.29	$0.33
Diluted earnings per share (6)	$0.38		$0.44		$0.26	$0.29	$0.33
Dividends per share	$0.28		$0.27		$0.24	$0.20	NA

Number of shares outstanding (6)
Basic	15,265,192		16,445,388		17,126,864	17,134,150	13,193,088
Diluted	15,273,375		16,445,388		17,128,141	17,134,150	13,193,088

	At or For the Years Ended December 31,
	2009		2008		2007	2006	2005
Selected Financial Ratios and Other Data:

Performance Ratios (7):
Return on average assets	0.46	%(8)	0.62	%(14)	0.42%	0.51%	0.51	%(15)
Return on average equity	2.67	%(8)	3.23	%(14)	2.99%	3.59%	4.45	%(15)
Average equity to average assets	17.17%		19.06%		14.17%	14.35%	11.42%
Tangible equity to tangible assets at end of period (7)	14.18	%(9)	18.03%		20.95%	13.64%	15.11%
Interest rate spread (10)	2.83%		2.69%		2.08%	2.23%	2.77%
Net interest margin (11)	3.39%		3.47%		2.91%	2.97%	3.27%
Average interest-earning assets to average
interest-bearing liabilitites	130.87%		135.95%		127.77%	128.10%	125.61%
Total non-interest expense to average total assets	2.91	%(12)	2.59%		2.52%	2.51%	2.81	%(15)
Efficiency ratio (13)	75.45	%(12)	66.16%		74.02%	72.95%	75.25	%(15)
Dividend payout ratio	72.99%		60.78%		40.15%	29.69%	NA

Regulatory Capital Ratios (7,16):
Tier I risk-based capital	15.73%		17.76%		19.25%	14.83%	17.21%
Tier I (core) capital	12.14%		12.31%		14.00%	10.57%	11.63%
Tangible Equity Ratio	12.14%		12.31%		14.00%	NA	NA
Total risk-based capital	16.53%		18.71%		20.25%	15.86%	18.28%

Asset Quality Ratios (7):
Non-performing assets as a percent of total assets (2)	1.16%		0.46%		0.25%	0.18%	0.37%
Non-performing loans as a percent of total loans (2)	1.45%		0.55%		0.22%	0.17%	0.27%
Allowance for loan losses as a percent of total loans	0.82	%(17)	0.95%		0.94%	0.95%	1.00%
Allowance for loan losses as a percent of non-
performing loans (2)	56.36	%(18)	171.98%		432.16%	560.40%	371.69%

Number of full service customer facilities	22		15		13	13	11

(1)	The allowance for loan losses at December 31, 2009, 2008, 2007, 2006 and 2005 was $9.2 million, $8.3 million, $7.7 million, $7.2 million and $6.4 million, respectively.
(2)
Non-performing assets consist of non-performing loans and foreclosed real estate owned (“REO”).  Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)
Exclusive of the $2.5 million (after tax) in acquisition related expenses and a $318,000 (after tax) special FDIC insurance assessment, net income for the year ended December 31, 2009 would have been $8.7 million

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

(7)
Asset Quality Ratios and Regulatory Capital Ratios and the “tangible equity to tangible assets” ratio are end-of-period ratios.  With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.

(8)
Exclusive of the $2.5 million (after tax) in acquisition related expenses and a $318,000 (after tax) special FDIC insurance assessment, the return on average assets and average equity would have been 0.68% and 3.97%, respectively.

(9)	Excludes the impact of goodwill of $7.8 million.
(10)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(11)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(12)
Exclusive of the $2.9 million in acquisition related expenses and a $538,000 special FDIC insurance assessment, non-interest expense to average total assets would have been 2.64% and the efficiency ratio would have been 68.49%.

(13)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income and excludes gains/losses on sales of securities and loans and impairment charges on securities.

(14)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, the return on average assets and average equity would have been 0.68% and 3.59%, respectively.
(15)
Exclusive of the contribution to the United Charitable Foundation in 2005, return on average assets, return on average equity, total non-interest expense to average total assets, and efficiency ratio would have been 0.76%, 6.70%, 2.43% and 64.41%, respectively.

(16)	Regulatory Capital Ratios are reported for United Bank only.
(17)
Exclusive of the $242.9 million in loans acquired from CNB Financial and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.07%..

(18)	Excluding the $3.3 million in nonperforming loans acquired from CNB Financial, allowance for loan losses as a percent of non-performing loans would have been 70.44%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed securities, other securities and corporate and municipal bonds) and other interest-earning assets (primarily federal home loan bank stock and cash and cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances. Net interest income before provision for loan losses increased $1.2 million, or 3.0%, to $41.0 million for the year ended December 31, 2009 from $39.8 million for the year ended December 31, 2008 due to growth in average interest-earning assets, partially offset by net interest margin compression. Average earning assets increased $60.7 million, or 5.3%, to $1.2 billion mainly due to purchases of mortgage-backed securities and loan growth. Net interest margin decreased 8 basis points to 3.39% for the year ended December 31, 2009 from 3.47% for the prior year period reflecting a substantial amount of loan refinancing activity, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment and the cost to fund the purchase of bank-owned life insurance and share repurchases, partially offset by improved spreads.

Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of deposit account fees, financial services fees, increases in cash value-insurance, gains and losses on the sale of securities, impairment charges for securities and miscellaneous other income.  Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, printing and office supplies, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities..

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. Over the past several years, we have emphasized the origination of commercial and industrial loans and loans secured by commercial real estate, and we intend to increase our origination of these loans in the future. In addition, we intend to expand our branch network in our primary market area, which consists of Hampden, Hampshire and Worcester Counties, Massachusetts. We also intend to evaluate opportunities to expand into new markets, including Northern Connecticut.   We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

Remaining a Community-Oriented Financial Institution.  We were established in 1882 and have been operating continuously since that time, growing through internal growth and a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994.  We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of individualized consumer and business financial services from our main office, 21 branch offices, two offsite ATMs and two drive-up facilities.

Expanding our Branch Network.  We currently operate from 22 full-service banking offices, a drive-up only facility and a drive-up express facility.  We also maintain two financial services facilities that offer insurance and investment products and financial planning services. In 2009, we opened a new branch in Chicopee and acquired six branches in Worcester County in connection with our acquisition of CNB Financial. We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Northern Connecticut, and our current business plan calls for the acquisition and establishment of additional branch offices. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending.  We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin.  In support of this initiative we increased our commercial real estate and commercial and industrial loan portfolio significantly in 2009 as a result of our acquisition of CNB Financial.  In addition, we have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process. We originated $69.6 million of commercial real estate loans and $61.0 million of commercial and industrial loans during the year ended December 31, 2009. At December 31, 2009, our commercial real estate loans and commercial and industrial loans totaled $409.7 million and $159.4 million, respectively.  The additional capital raised from our 2007 “second-step” conversion offering has increased our commercial lending capacity by enabling us to originate more loans and loans with larger balances. Originating more commercial real estate loans and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Annual Report.

Maintaining High Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate.  We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities. During the past year, however, deterioration in economic conditions and the real estate market have contributed to an increase in non-performing assets from $5.8 million, or 0.46% of total assets, at December 31, 2008 to $17.8 million, or 1.16% of total assets, at December 31, 2009.  The acquisition of CNB Financial resulted in an additional $4.3 million in non-performing assets.  The acquired loans represent two construction loans ($2.7 million) that are considered collateral dependent.  The sale of the underlying collateral will ultimately repay the loans.  Excluding the impact of the acquisition, the increase of $7.8 million was driven by the addition of five commercial real estate relationships.  Two of the five loans are scheduled to be paid off or substantially paid down early in the first quarter of 2010.  The remaining three have active workout plans in place and are expected to be resolved in the first half of 2010. Although non-performing assets increased during the period, our loan portfolio has no exposure to sub-prime borrowers. In addition, net charge-offs have increased from 0.15% of average loans outstanding for the year ended December 31, 2008 to 0.23% of our average loans outstanding for the year ended December 31, 2009. Continued weakness or further deterioration in the economy and the real estate market may lead to future increases in non-performing assets and net charge-offs.

Increasing our Share of Lower-Cost Deposits.  We remain committed to gathering lower cost and more stable core deposits.  We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program.  Our efforts to attract and retain core deposits have resulted in an increase in core account balances and total number of accounts during 2009. At December 31, 2009, core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) totaled $560.7 million, or 54.0% of total deposits, compared to $406.8 million, or 52.0% of our total deposits, at December 31, 2008.

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

Comparison of Financial Condition at December 31, 2009 and 2008

Balance Sheet Summary  Total assets increased $277.9 million, or 22.0%, to $1.5 billion at December 31, 2009 from $1.3 billion at December 31, 2008, mainly due to the acquisition of Commonwealth National Bank and growth of $40 million in the existing commercial real estate portfolio. These items were partially offset by sales of mortgage-backed securities totaling $23.9 million and sales of residential mortgages totaling $29.5 million. Total deposits increased $256.3 million, or 32.7%, to $1.04 billion at December 31, 2009 primarily reflecting the acquisition of $195.2 million of deposits from CNB Financial and organic growth of $68.8 million, or 16.9%, in core account balances. A portion of the cash flows received from the sales of loans and investment securities was used to pay down Federal Home Loan Bank advances and to fund the repurchase of 1.6 million shares of the Company’s common stock at a total cost of $21.5 million. At year end, the Company continued to have considerable liquidity including significant unused borrowing capacity at the Federal Home Loan Bank and access to funding through the repurchase agreement and brokered deposit markets. The Company’s balance sheet is also supported by a strong capital position, with total stockholders’ equity of $225.2 million, or 14.6% of total assets, at December 31, 2009.

Loans   Net loans increased $251.0 million, or 29.0%, to $1.12 billion at December 31, 2009 from $864.4 million at December 31, 2008 mainly due to the acquisition of CNB Financial and growth of $40.1 million in the existing commercial real estate portfolio. The acquisition of CNB Financial added $22.0 million of residential real estate loans, $129.6 million of commercial real estate loans, $57.9 million of commercial and industrial loans, $14.2 million of home equity loans, $18.7 million of construction loans and $165,000 of consumer loans. Commercial real estate loans increased $161.2 million, or 64.9%, to $409.7 million, and commercial and industrial loans increased $74.5 million, or 87.8%, to $159.4 million, as a result of the acquisition, economic activity in our primary market area, competitive pricing, attractive products and services, established relationships and successful business development efforts.  The increase in commercial mortgage balances also reflects the purchase of $10.3 million of loans in the second quarter of 2009.  One- to four-family residential mortgage loans decreased $13.1 million, or 3.7%, to $343.3 million at December 31, 2009, due to sales of lower coupon, fixed rate mortgages totaling $29.5 million, offset by the impact of the acquisition.  Home equity loans increased $16.6 million, or 13.8%, to $137.4 million, largely as a result of the acquisition, healthy demand, business development efforts and attractive products and pricing. Construction loans increased $16.7 million, or 52.1%, to $48.8 million largely due to the acquisition of CNB Financial. Prior to the acquisition, construction loans were decreasing as several credits converted to fixed-rate commercial mortgages or were paid-in-full and management elected to be more cautious in evaluating and approving funding for construction projects. A significant portion of these loans mature in less than two years and will either convert to permanent financing or pay-off in full.  Automobile loan balances declined $2.6 million, or 15.0%, to $14.7 million in connection with a slow-down in demand in connection with weaker car sales and payments on existing loans. We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase our interest income and improve our net interest rate spread.

Asset Quality  Throughout the course of 2008 and 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on our construction, residential and commercial mortgage loans.  Our asset quality has also been impacted by a strategy adopted several years ago to emphasize the origination of commercial and industrial loans and commercial mortgages.  These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial and industrial loans and commercial mortgages depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.

As a result of a slowing economy and deterioration in the housing market, we have experienced increases in non-performing loans and classified assets.  Non-performing loans increased $11.5 million to $16.3 million, or 1.45% of total loans, at December 31, 2009 compared to $4.8 million, or 0.55% of total loans, at December 31, 2008. The increase in non-performing loans was primarily due to the impact of the CNB Financial acquisition and several residential and commercial real estate loans which became more than 90 days past due during 2009. The acquired loans represent two construction loans ($2.7 million) that are considered collateral dependent.  The sale of the underlying collateral will ultimately repay the loans. Excluding $3.3 million of non-performing loans acquired from CNB Financial, the increase of $8.2 million was driven by the addition of five commercial real estate relationships.  Two of the five loans are scheduled to be paid off or substantially paid down early in the first quarter of 2010.  The remaining three have active workout plans in place and are expected to be resolved in the first half of 2010. Although non-performing assets increased during the period, our loan portfolio has no exposure to sub-prime borrowers.  In addition to the non-performing loans, the Company has identified $82.6 million of classified assets at December 31, 2009, as compared to $44.8 million at December 31, 2008.  Classified assets include loans that are currently performing, are of lesser quality and are reported as special mention, substandard, doubtful or loss, as well as other real estate owned.  At December 31, 2009 and 2008, classified loans primarily consisted of special mention and substandard commercial business loans and commercial mortgages.  Other real estate owned totaled $1.5 million at December 31, 2009 and was comprised of four residential properties.  Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the classified assets.  Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, become classified or restructured, or require increased allowance coverage and provision for loan losses.

Investments  Our total investment portfolio decreased $10.2 million, or 3.2%, to $306.5 million at December 31, 2009 from $316.7 million at December 31, 2008, mainly due to sales of $31.3 million and calls, maturities and principal repayments of $74.7 million, offset by purchases of $60.4 million and securities acquired due to the acquisition of CNB Financial which amounted to $32.4 million.

Deposits and Other Funding Sources  Total deposits increased $256.3 million, or 32.7%, to $1.0 billion at December 31, 2009 from $782.7 million at December 31, 2008, mainly due to the acquisition of CNB Financial as well as attractive products and services, competitive pricing, excellent customer service, targeted promotional activities and the opening of two new branches.  Core deposits increased $153.9 million, or 37.8%, to $560.7 million at December 31, 2009, and represented 54.0% of total deposits at that date. Repurchase agreements increased $19.3 million to $47.3 million at December 31, 2009, reflecting an additional $10 million, term, reverse repurchase agreement secured through another financial institution in 2009 and routine fluctuations in overnight sweep accounts for certain business customers. The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the amount of $7,732. The Company recorded a fair value acquisition discount of $2,383 in connection with the acquisition of CNB Financial. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2009 was 2.10%. A special redemption provision allows the Company to redeem the issue at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par beginning in 2007.  Interest expense for 2009 was $14.

Total Stockholders’ Equity  Total stockholders’ equity decreased $2.5 million, or 1.1%, to $225.2 million at December 31, 2009 from $227.7 million at December 31, 2008, mainly as a result of repurchases of our common stock totaling $21.2 million and cash dividends totaling $4.2 million, substantially offset by an increase in total equity of $12.1 million for shares issued in connection with the CNB Financial acquisition, net income of $5.8 million, stock-based compensation of $3.2 million, and other comprehensive income of $2.4 million.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

Net Income.  Our net income for the year ended December 31, 2009 totaled $5.8 million, or $0.38 per diluted share, compared to net income of $7.3 million, or $0.44 per diluted share, for the same period in 2008.  Excluding the impact of acquisition related expenses totaling $2.9 million ($2.5 million net of tax benefit), and the second quarter special FDIC insurance assessment of $537,000 ($312,000 net of tax benefit), net income would have been $8.6 million, or $0.57 per diluted share in the 2009 period.  Excluding a non-cash charge of $1.4 million ($850,000, net of tax benefit) for other-than-temporary-impairment of specific securities, 2008 net income would have been $8.1 million, or $0.50 per diluted share.

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material. Loan fees are not included in interest income amounts. All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Years Ended December 31,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$340,396	$18,738	5.50%	$356,685	$20,069	5.63%
Commercial real estate	312,120	18,568	5.95%	260,675	16,411	6.30%
Home equity loans	123,484	5,530	4.48%	119,401	6,793	5.69%
Commercial and industrial	90,396	4,732	5.23%	83,470	5,223	6.26%
Consumer and other	26,333	1,484	5.64%	30,211	1,679	5.56%
Total loans	892,729	49,052	5.49%	850,442	50,175	5.90%
Investment securities	291,310	13,904	4.77%	280,447	14,109	5.03%
Other interest-earning assets	23,666	30	0.13%	16,103	530	3.29%
Total interest-earning assets	1,207,705	62,986	5.22%	1,146,992	64,814	5.65%
Noninterest-earning assets(2)	60,267			39,501
Total assets	$1,267,972			$1,186,493

Interest-bearing liabilities:
Savings accounts	$124,606	1,320	1.06%	$84,816	1,015	1.20%
Money market accounts	183,652	2,209	1.20%	170,439	3,336	1.96%
NOW accounts	31,161	149	0.48%	32,228	171	0.53%
Certificates of deposit	375,972	10,617	2.82%	363,836	13,309	3.66%
Total interest-bearing deposits	715,391	14,295	2.00%	651,319	17,831	2.74%
FHLB advances	171,301	6,662	3.89%	178,699	6,739	3.77%
Other interest-bearing liabilities	36,163	1,029	2.85%	13,686	433	3.16%
Total interest-bearing liabilities	922,855	21,986	2.38%	843,704	25,003	2.96%
Demand deposits	118,434			107,182
Other noninterest-bearing liabilities	8,912			9,503
Total liabilities	1,050,201			960,389
Stockholders' equity	217,771			226,104
Total liabilities and stockholders' equity	$1,267,972			$1,186,493

Net interest income		$41,000			$39,811
Interest rate spread(3)			2.84%			2.69%
Net interest-earning assets(4)	$284,850			$303,288
Net interest margin(5)			3.39%			3.47%
Average interest-earning assets to
average interest-bearing liabilities			130.87%			135.95%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(903)	$(428)	$(1,331)
Commercial real estate	3,100	(943)	2,157
Home equity loans	225	(1,488)	(1,263)
Commercial and industrial	409	(900)	(491)
Consumer and other	(219)	24	(195)
Total loans	2,612	(3,735)	(1,123)
Investment securities	535	(740)	(205)
Other interest-earning assets	171	(671)	(500)
Total interest-earning assets	3,318	(5,146)	(1,828)

Interest-bearing liabilities:
Savings accounts	432	(127)	305
Money market accounts	242	(1,369)	(1,127)
NOW accounts	(6)	(16)	(22)
Certificates of deposit	431	(3,123)	(2,692)
Total interest-bearing deposits	1,099	(4,635)	(3,536)
FHLB advances	(284)	207	(77)
Other interest-bearing liabilities	643	(47)	596
Total interest-bearing liabilities	1,458	(4,475)	(3,017)

Change in net interest income	$1,860	$(671)	$1,189

(1) Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.2 million, or 3.0%, to $41.0 million for the year ended September 30, 2009 from $39.8 million for the comparable 2008 period reflecting growth in average earning assets, partially offset by net interest margin contraction. Average earning assets increased $60.7 million, or 5.3%, to $1.2 billion mainly due to purchases of mortgage-backed securities and loan growth. Net interest margin decreased 8 basis points to 3.39% for the year ended December 31, 2009 from 3.47% for the prior year period reflecting a substantial amount of loan refinancing activity, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment and the cost to fund the purchase of bank-owned life insurance and share repurchases, partially offset by improved spreads.

Interest Income.  Interest income decreased $1.8 million, or 2.8%, to $63.0 million for the year ended December 31, 2009 from $64.8 million for the prior year period reflecting a decrease in the yield on average interest-earning assets, partially offset by an increase in total average interest-earning asset balances. The yield on average interest-earning assets decreased 43 basis points to 5.22% for the year ended December 31, 2009 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Total average interest-earning asset balances increased $60.7 million, or 5.3%, to $1.2 billion for the year ended December 31, 2009 due in large part to loan growth and purchases of investment securities. Total average loans increased $42.3 million, or 5.0%, to $892.7 million during the year ended December 31, 2009 as a result of origination activity, partially offset by loan sales, prepayments and normal amortization. Total average investment securities increased by $10.9 million, or 3.9%, to $291.3 million for the year ended December 31, 2009 primarily due to purchases of mortgaged-backed securities, partially offset by sales of mortgaged-backed securities and principal repayments on existing securities.

Interest Expense.  Interest expense decreased $3.0 million, or 12.1%, to $22.0 million for the year ended December 31, 2009 from $25.0 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 58 basis points to 2.38% for the year ended December 31, 2009 reflecting the repricing of money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant. Average interest-bearing liabilities increased $79.2 million, or 9.4%, to $922.9 million for the year ended December 31, 2009 reflecting growth in interest-bearing deposits and other interest-bearing liabilities. Total average interest-bearing deposits increased $64.1 million, or 9.8%, to $715.4 million for the year ended December 31, 2009 mainly attributable to an increase in savings, money market and certificate of deposit balances related to new branches opened in 2008 and 2009, attractive products, competitive pricing and excellent customer service.  Other interest-bearing liabilities increased $22.5 million or 164.2% reflecting the use of repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, trends in nonperforming loans and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $3.0 million for the year ended December 31, 2009 as compared to $1.8 million for the same period in 2008. The increase in the 2009 provision reflects the impact of an expansion in non-accrual and classified assets and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses was $9.2 million, or 0.82% of loans outstanding, at December 31, 2009.  Excluding the impact of the $242.9 million of loans acquired from CNB Financial and $22.7 million of loans acquired from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.07%.

Non-interest Income.  Non-interest income increased $3.5 million, or 66.2%, to $8.7 million for the year ended December 31, 2009 from $5.2 million for the 2008 period.  Excluding impairment charges on investment securities of $82,000 in 2009 and $1.4 million in 2008 (for information regarding the evaluation of other than temporary impairment refer to Note C - Investment Securities to the Consolidated Financial Statements), non-interest income would have increased by $2.2 million, or 32.8%, largely driven by an increase in BOLI income of $1.0 million, a $520,000 increase in net gains on sales of securities, net gains of $363,000 realized from loan sales and a $239,000, or 5.1%, increase in fee income on depositors’ accounts.  The expansion in income from bank-owned life insurance reflects the purchase of an additional $20.0 million of insurance in November 2008. The increase in deposit service charges was primarily due to growth in accounts and transactions. These increases were partially offset by a decrease of $119,0000 in wealth management income driven by the effect of the lower market valuations on assets under management and lower transaction fees earned from annuity sales.

Non-interest Expense.  Non-interest expense increased $6.2 million, or 20.1%, to $36.9 million for the year ended December 31, 2009, from $30.7 million for the prior year period.  Excluding acquisition-related expenses of $2.9 million, total non-interest expenses would have increased $3.3 million, or 10.8%.  Total salaries and benefits increased $1.6 million, or 9.2%, mainly due to staffing costs for our new Chicopee branch opened in the second quarter of 2009, annual wage increases, growth in stock-based compensation, a higher incentive compensation accrual associated with improved financial performance and additional expenses incurred in December to operate CNB Financial.  Occupancy costs grew $284,000, or 12.2%, principally attributable to new branches opened in 2008 and 2009 and costs incurred in December to operate CNB Financial. Data processing costs increased $248,000, or 7.8%, reflecting a larger loan and deposit base and new branches opened in 2008 and 2009.  FDIC insurance assessments increased $1.0 million, or 202.5%, reflecting a special FDIC insurance assessment of $538,000 incurred in the second quarter of 2009 and an increase in the quarterly expense related to higher premiums that became effective in 2009.  Other expenses increased $433,000, or 10.3%, primarily attributable to increases in check fraud losses and foreclosed properties costs, expenses associated with new branches opened in 2008 and 2009 and costs incurred to operate CNB Financial in December.  These increases were partially offset by a decrease in professional fees of $320,000 as a result of lower legal and consulting costs.

Income Tax Expense.  Income tax expense decreased $1.2 million, or 22.8%, to $4.0 million for year ended December 31, 2009 from $5.2 million for the comparable 2008 period due in large part to lower income before income taxes and to a lesser extent a slight decrease in the effective tax rate from 41.6% in 2008 to 40.9% in 2009.

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

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material. Loan fees are not included in interest income amounts. All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Years Ended December 31,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate	$356,685	$20,069	5.63%	$342,719	$19,380	5.65%
Commercial real estate	260,675	16,411	6.30%	235,600	15,590	6.62%
Home equity loans	119,401	6,793	5.69%	117,640	7,704	6.55%
Commercial and industrial	83,470	5,223	6.26%	75,348	5,513	7.32%
Consumer and other	30,211	1,679	5.56%	30,586	1,625	5.31%
Total loans	850,442	50,175	5.90%	801,893	49,812	6.21%
Investment securities	280,447	14,109	5.03%	177,000	8,200	4.63%
Other interest-earning assets	16,103	530	3.29%	22,543	1,238	5.49%
Total interest-earning assets	1,146,992	64,814	5.65%	1,001,436	59,250	5.92%
Noninterest-earning assets	39,501			32,744
Total assets	$1,186,493			$1,034,180

Interest-bearing liabilities:
Savings accounts	$84,816	1,015	1.20%	$64,029	593	0.93%
Money market accounts	170,439	3,336	1.96%	178,005	5,631	3.16%
NOW accounts	32,228	171	0.53%	33,890	178	0.53%
Certificates of deposit	363,836	13,309	3.66%	337,193	15,540	4.61%
Total interest-bearing deposits	651,319	17,831	2.74%	613,117	21,942	3.58%
FHLB advances	178,699	6,739	3.77%	158,595	7,617	4.80%
Other interest-bearing liabilities	13,686	433	3.16%	12,042	524	4.35%
Total interest-bearing liabilities	843,704	25,003	2.96%	783,754	30,083	3.84%
Demand deposits	107,182			99,155
Other noninterest-bearing liabilities	9,503			4,725
Total liabilities	960,389			887,634
Stockholders' equity	226,104			146,546
Total liabilities and stockholders' equity	$1,186,493			$1,034,180

Net interest income		$39,811			$29,167
Interest rate spread(1)			2.69%			2.08%
Net interest-earning assets(2)	$303,288			$217,682
Net interest margin(3)			3.47%			2.91%
Average interest-earning assets to
average interest-bearing liabilities			135.95%			127.77%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Provision for Loan Losses.  The provision for loan losses was $1.8 million for the year ended December 31, 2008 as compared to $1.4 million for the same period in 2007, reflecting an increase in reserves for non-performing and classified loans as well as higher net charge-offs. The allowance for loan losses was $8.3 million, or 0.95% of loans outstanding at December 31, 2008.

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

Income Tax Expense.  Income tax expense increased $2.1 million, or 7.0%, to $5.2 million for year ended December 31, 2008, from $3.1 million for the comparable 2007 period, due to higher income before income taxes and a slight increase in the effective tax rate from 41.2% in 2007 to 41.6% in 2008.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our interest rate risk as measured by the estimated changes in net interest income over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at December 31, 2009 and +200 basis points at December 31, 2008. This data is for United Bank and its subsidiary only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc. Due to the historically low level of interest rates, a model reflecting a downward shift in the yield curve is not relevant and was not produced for 2008.

Net Interest Income At-Risk

Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII (December 31, 2009)	Estimated Increase (Decrease) in NII (December 31, 2008)

-100	(2.8)%	NA
Stable	0.0%	0.0%
+200	0.5%	(3.3)%

The preceding income simulation analysis does not represent a forecast of net interest income and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary from those assumed in the income simulation models, the actual results will differ reflecting prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

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

	December 31, 2009
				NPV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)
		(Dollars in thousands)

+300	$138,536	$(53,844)	(28)%	9.83%	(278)
+200	160,423	(31,957)	(17)	11.07	(155)
+100	179,607	(12,773)	(7)	12.07	(55)
0	192,380			12.62
-100	206,234	13,854	7	13.27	65

	December 31, 2008
				NPV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)
		(Dollars in thousands)

+300	$122,901	$(66,712)	(35)%	10.52%	(424)
+200	147,220	(42,393)	(22)	12.19	(257)
+100	170,707	(18,906)	(10)	13.68	(108)
0	189,613			14.76

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2009 and December 31, 2008, in the event of a 300 basis point increase in interest rates, we would experience a 28% and 35%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at December 31, 2009, we would experience a 7% increase in net portfolio value. A net portfolio value calculation for interest rate decreases at December 31, 2008 was not required, due to the historically low interest rate environment.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 10% or greater.  At December 31, 2009, our liquidity ratio was 19.49%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $21.9 million.  Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $243.3 million and $63.2 million, respectively, at December 31, 2009. In addition, at December 31, 2009, we had the ability to borrow a total of approximately $406.4 million from the Federal Home Loan Bank of Boston. On that date, we had $208.2 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2009, we had $16.1 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $226.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2009 totaled $325.2 million, or 31.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements and brokered deposits.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2009, we originated $264.1 million of loans and purchased $60.4 million of securities. In 2008, we originated $299.8 million of loans and purchased $232.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $256.3 million and $64.0 million for the years ended December 31, 2009 and 2008, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances decreased $391,000 for the year ended December 31, 2009 reflecting the use of cash flows received from the loan and investment portfolios to pay down short term Federal Home Loan Bank advances, offset by outstanding advances assumed from CNB Financial as a result of the acquisition. For the year ended December 31, 2008, Federal Home Loan Bank advances increased $100.6 million to fund loan originations and purchases of mortgage-backed securities. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term one- to four-family residential mortgage loans with Federal Home Loan Bank advances. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $185.8 million at December 31, 2009 and $282.1 million at December 31, 2008. At December 31, 2009 and 2008, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window.  The Bank’s unused borrowing capacity with the FRB was approximately $67.3 million at December 31, 2009.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders.  United Financial also has repurchased shares of its common stock.  At December 31, 2009, United Financial had liquid assets of $16.7 million.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See Item 1. “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note O of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses.  For additional information, see Note M, “Commitments and Contingencies,” to our Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating and capitalized leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$325,161	$115,243	$37,854	$-	$478,258
Federal Home Loan Bank advances	47,644	65,359	57,489	35,060	205,552
Repurchase agreements	27,303	-	-	20,000	47,303
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	3,799	-	-	-	3,799
Operating leases	1,096	1,817	1,651	5,072	9,636
Capitalized leases	406	812	813	6,762	8,793
Future benefits to be paid under retirement plans	199	3,540	171	4,650	8,560
Total	$405,608	$186,771	$97,978	$79,276	$769,633
Commitments:
Commitments to extend credit	$279,043	$-	$-	$-	$279,043
Commitment to invest in venture capital fund	$700	$-	$-	$-	$700
Total	$279,743	$-	$-	$-	$279,743

Recent Accounting Pronouncements

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

In April 2009, the FASB issued new guidance in accordance with and as required by the Investments-Debt and Equity Securities Topic of FASB ASC, “Recognition and Presentation of Other-Than-Temporary Impairments”, in which the objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis. This new guidance amends the other-

than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This new guidance is effective for interim periods ending after June 15, 2009. The adoption of this new guidance in the second quarter of 2009 has been applied in the Company’s Consolidated Financial Statements as disclosed in Note C.

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

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, this guidance requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This guidance also requires entities to disclose the date through which subsequent events have been evaluated.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this guidance in the second quarter of 2009 and the effect is disclosed in Note R.

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

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors of
United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 12, 2010

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except per share amounts)

	2009	2008
ASSETS

Cash and due from banks	$14,565	$10,356
Interest-bearing deposits	7,312	3,216
Total cash and cash equivalents	21,877	13,572

Short-term investments	1,096	1,071
Securities available for sale, at fair value	243,304	313,506
Securities held to maturity, at amortized cost (fair value of $63,063 at
December 31, 2009 and $3,238 at December 31, 2008)	63,174	3,191
Loans, net of allowance for loan losses of $9,180 at December 31, 2009
and $8,250 at December 31, 2008	1,115,416	864,421
Other real estate owned	1,545	998
Accrued interest receivable	5,209	4,706
Deferred tax asset, net	11,295	7,969
Stock in the Federal Home Loan Bank of Boston	15,365	12,223
Banking premises and equipment, net	15,935	12,125
Bank-owned life insurance	28,476	27,173
Goodwill	7,844	-
Other intangible assets	613	162
Other assets	9,891	2,017

TOTAL ASSETS	$1,541,040	$1,263,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$884,553	$668,485
Non-interest-bearing	154,374	114,178
Total deposits	1,038,927	782,663
Short-term borrowings	75,488	73,042
Long-term debt	179,988	163,564
Subordinated debentures	5,357	-
Escrow funds held for borrowers	1,977	1,667
Capitalized lease obligations	5,141	3,129
Accrued expenses and other liabilities	8,916	11,355
Total liabilities	1,315,794	1,035,420

Commitments and contingencies (Notes E and M)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; shares
issued: 18,706,933 at December 31, 2009 and 17,763,747 at December 31, 2008	187	178
Paid-in capital	178,666	164,358
Retained earnings	77,456	75,888
Unearned compensation	(11,441)	(12,144)
Treasury stock, at cost (1,868,335 shares at December 31, 2009 and
261,798 shares at December 31, 2008)	(24,980)	(3,497)
Accumulated other comprehensive income, net of taxes	5,358	2,931
Total stockholders’ equity	225,246	227,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,541,040	$1,263,134

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007
Interest and dividend income:
Loans	$49,052	$50,175	$49,812
Investments	13,904	14,109	8,200
Other interest-earning assets	30	530	1,238
Total interest and dividend income	62,986	64,814	59,250

Interest expense:
Deposits	14,295	17,831	21,942
Short-term borrowings	1,731	1,417	4,135
Long-term debt	5,960	5,755	4,006
Total interest expense	21,986	25,003	30,083

Net interest income before provision for loan losses	41,000	39,811	29,167

Provision for loan losses	2,998	1,846	1,425

Net interest income after provision for loan losses	38,002	37,965	27,742

Non-interest income:
Fee income on depositors’ accounts	4,877	4,638	4,432
Net gain on sales of loans	363	-	-
Net gain (loss) on sales of securities	543	23	(95)
Impairment charges on securities	(82)	(1,377)	(180)
Wealth management income	703	799	692
Income from bank-owned life insurance	1,382	357	158
Other income	890	780	728
Total non-interest income	8,676	5,220	5,735

Non-interest expense:
Salaries and benefits	18,954	17,359	14,835
Occupancy expenses	2,611	2,327	1,925
Marketing expenses	1,470	1,440	1,374
Data processing expenses	3,438	3,190	2,735
Professional fees	1,359	1,679	1,276
Acquisition related expenses	2,863	-	-
FDIC insurance assessments	1,546	511	82
Other expenses	4,617	4,184	3,812
Total non-interest expense	36,858	30,690	26,039

Income before provision for income taxes	9,820	12,495	7,438

Provision for income tax expense	4,014	5,197	3,061
Net income	$5,806	$7,298	$4,377

Earnings per share:
Basic	$0.38	$0.44	$0.26
Diluted	$0.38	$0.44	$0.26

Weighted average shares outstanding:
Basic	15,265,192	16,445,388	17,126,864
Diluted	15,273,375	16,445,388	17,128,141

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	4,377	-	-	-	4,377
Net unrealized gain on securities available for sale, net of
reclassification adjustments and taxes	-	-	-	-	-	-	2,463	2,463
Prior service costs on pension and other post-retirement
benefit plans, net of tax	-	-	-	-	-	-	(681)	(681)
Total comprehensive income								6,159
Additional shares issued pursuant to second step
conversion and offering	320,739	2	(2)	-	-	-	-	-
Cancelation of common stock owned by United Mutual
Holding Company	(9,189,722)	(92)	92	-	-	-	-	-
Proceeds from issuance of common stock pursuant to
second-step conversion, net of offering costs of $5,438	9,564,570	96	90,112	-	-	-	-	90,208
Cancelation of treasury shares	-	-	(1,914)	-	-	1,914	-	-
Capital contribution pursuant to dissolution of United
Mutual Holding Company	-	-	82	-	-	-	-	82
Shares purchased for ESOP	-	-	-	-	(7,538)	-	-	(7,538)
Cash dividends paid ($0.24 per share)	-	-	-	(1,757)	-	-	-	(1,757)
Treasury stock purchases	(86,390)	-	-	-	-	(1,250)	-	(1,250)
Stock-based compensation	-	-	1,880	-	-	-	-	1,880
ESOP shares committed to be released	-	-	150	-	475	-	-	625

Balances at December 31, 2007	17,763,747	178	165,920	73,026	(12,835)	-	(169)	226,120

Net income	-	-	-	7,298	-	-	-	7,298
Net unrealized gain on securities available for sale, net of
reclassification adjustments and taxes	-	-	-	-	-	-	3,331	3,331
Adjustments to pension and other post-retirement benefit
plans, net of reclassificaton adjustments and taxes	-	-	-	-	-	-	(231)	(231)
Total comprehensive income								10,398
Net costs from issuance of common stock pursuant to
second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008 Equity Incentive
Plan	(359,581)	-	-	-	-	(4,240)	-	(4,240)
Shares repurchased in connection with restricted stock
forfeited for tax purposes	(10,086)	-	-	-	-	(125)	-	(125)
Reissuance of treasury shares in connection with restricted
stock grants and stock appreciation rights exercised	314,069	-	(3,703)	-	-	3,703	-	-
Cash dividends paid ($0.27 per share)	-	-	-	(4,436)	-	-	-	(4,436)
Treasury stock purchases	(206,200)	-	-	-	-	(2,835)	-	(2,835)
Stock-based compensation	-	-	1,992	-	-	-	-	1,992
ESOP shares committed to be released	-	-	175	-	691	-	-	866

Balances at December 31, 2008	17,501,949	178	164,358	75,888	(12,144)	(3,497)	2,931	227,714

Net income	-	-	-	5,806	-	-	-	5,806
Net unrealized gain on securities available for sale, net of
reclassification adjustments and taxes	-	-	-	-	-	-	2,119	2,119
Adjustments to pension and other post-retirement benefit
plans, net of reclassificaton adjustments and taxes	-	-	-	-	-	-	308	308
Total comprehensive income								8,233

Shares issued pursuant to the acquisition of CNB Financial	943,186	9	12,101	-	-	-	-	12,110
Cash paid for in-the-money stock options and warrants	-	-	(354)	-	-	-	-	(354)
Shares repurchased in connection with restricted stock
forfeited for tax purposes	(21,088)	-	-	-	-	(273)	-	(273)
Tax benefit from MRP vesting	-	-	34	-	-	-	-	34
Reissuance of treasury shares in connection with restricted
stock grants	398	-	(5)	-	-	5	-	-
Cash dividends paid ($0.28 per share)	-	-	-	(4,238)	-	-	-	(4,238)
Treasury stock purchases	(1,585,847)	-	-	-	-	(21,215)	-	(21,215)
Stock-based compensation	-	-	2,281	-	-	-	-	2,281
ESOP shares committed to be released	-	-	251	-	703	-	-	954

Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$5,806	$7,298	$4,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,998	1,846	1,425
ESOP expense	954	866	625
Stock-based compensation	2,281	1,992	1,880
Amortization of premiums and discounts	402	192	103
Depreciation and amortization	1,119	907	831
Amortization of intangible assets	23	30	30
Provision for other real estate owned	55	92	-
Loans originated for sale	(16,018)	-	-
Proceeds from sales of loans held for sale	16,381	-	-
Net (gain) loss on sales of loans	(363)	-	5
Net loss (gain) on sale of other real estate owned	30	45	(14)
Net (gain) loss on sale of property and equipment	-	-	(4)
Net (gain) loss on sale of available for sale securities	(543)	(23)	95
Impairment charges on securities	82	1,377	180
Deferred tax provision benefit	(1,556)	(3,577)	(2,348)
Increase in cash surrender value of bank-owned life insurance	(1,303)	(521)	(348)
Acquisition related expenses	2,863	-	-
Increase in accrued interest receivable	387	(229)	(157)
Increase in other assets	(4,722)	(1,380)	(789)
(Decrease) increase in accrued expenses and other liabilities	(3,069)	1,842	3,697
Net cash provided by operating activities	5,807	10,757	9,588

Cash flows from investing activities:
Purchases of securities available for sale	(4,482)	(231,991)	(90,513)
Proceeds from sales of securities available for sale	31,808	51,448	16,537
Proceeds from calls, maturities and principal repayments of securities
available for sale	71,156	72,136	66,579
Purchases of securities held to maturity	(55,967)	-	(675)
Proceeds from maturities, calls and principal repayments of securities
held to maturity	3,538	435	274
Investment in short-term time deposits	(25)	(41)	(1,030)
Purchases of Federal Home Loan Bank of Boston stock	-	(1,966)	(983)
Proceeds from sales of other real estate owned	782	655	576
Net loan originations, purchases and principal repayments	(31,636)	(48,060)	(67,288)
Proceeds from sales of loans	13,637	-	2,041
Purchases of property and equipment	(946)	(1,113)	(685)
Cash used for acquisition, net of cash acquired	(5,097)	-	-
Cash paid on acquisition related expenses	(2,863)	-	-
Cash paid to acquire Levine Financial Group	(92)	(92)	(55)
Proceeds from sale of property and equipment	-	-	21
Purchases of bank-owned life insurance	-	(20,000)	-
Net cash provided by (used in) investing activities	19,813	(178,589)	(75,201)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands) – Continued

	2009	2008	2007
Cash flows from financing activities:
Net increase in deposits	60,243	63,981	32,996
Net change in short-term borrowings	(30,249)	42,323	(47,706)
Proceeds from issuance of long-term debt	29,181	95,000	30,000
Repayment of long-term debt	(50,766)	(22,578)	(40,664)
Net increase in escrow funds held for borrowers	310	311	235
Payments on capitalized lease obligation	(342)	(225)	(158)
Repurchases of common stock to fund the 2008 Equity Incentive Plan	-	(4,240)	-
Tax benefit from MRP vesting	34	-	-
Treasury stock purchases	(21,488)	(2,960)	(1,250)
Cash dividends paid	(4,238)	(4,436)	(1,757)
Net (costs) proceeds from stock offering subscriptions	-	(26)	90,290
Acquisition of common stock by ESOP	-	-	(7,538)
Net cash (used in) provided by financing activities	(17,315)	167,150	54,448
Increase (decrease) increase in cash and cash equivalents	8,305	(682)	(11,165)
Cash and cash equivalents at beginning of year	13,572	14,254	25,419
Cash and cash equivalents at end of year	$21,877	$13,572	$14,254

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$21,706	$24,793	$30,361
Income taxes – net	9,685	9,612	2,467
Non-cash item:
Capitalized lease asset and obligations	$2,119	$1,308	$1,932
Transfer of loans to other real estate owned	363	910	880
Fair value of assets acquired, net of cash acquired	$280,499	$-	$-
Goodwill and core deposit	8,326	-	-
Fair value of liabilities assumed	271,621	-	-

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary, United Bank (the “Bank”). UCB Securities, Inc. is a subsidiary of the Bank and is engaged in buying, selling and holding of securities.  UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These entities are collectively referred to herein as “the Company”.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are fair values used in the application of acquisition accounting, the determination of the allowance for loan losses and the other than temporary impairment of securities.

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest-bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have original maturities of 90 days or less.

Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in comprehensive income (loss), net of taxes, and as a separate component of stockholders’ equity.  The Company had no securities classified as trading at December 31, 2009 and 2008.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Premiums and discounts on investment securities are amortized or accreted into income on the level yield method over the life of the investments.  If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the credit related impairment write-down is included in the results of operations and the non-credit related impairment for securities not expected to be sold is recognized in comprehensive income (loss).  Gains and losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

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

When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period interest income. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income based on management’s judgment as to the collectibility of principal. Interest accruals are resumed on such loans only when they are brought fully current as to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date or a partial forgiveness of debt.  Interest income on restructured loans is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months.

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

A substantial portion of the Company’s loans are secured by real estate in Hampden, Hampshire and Worcester Counties of Massachusetts. Accordingly, the ultimate collectibility of the Company’s loan portfolio is susceptible to changing conditions in these market areas.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed.  Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment.

Other Intangible Assets

Intangible assets are initially recorded at estimated fair value and are amortized over the estimated useful lives. These assets are evaluated for impairment if circumstances suggest that the value may be impaired.

In connection with the acquisition of CNB Financial at November 30, 2009 (Note B), the Company recorded a core deposit intangible asset of $482, representing the economic value of the acquired deposit base. The core deposit intangible asset is amortized into expense using an accelerated method over 10 years. The Company amortized $7 from the acquisition date through December 31, 2009.

In 2006, the Company acquired Levine Financial Group, a financial management company with $88,000  in assets under management. The actual purchase price was $247. The intangible asset is amortized on a straight-line basis over its estimated useful life. The Company recognized amortization totaling $23, $30 and $30, respectively, for the years ended December 31, 2009, 2008 and 2007.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Prior period basic and diluted share data were revised as required by the Earnings Per Share Topic of Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) and in accordance with the provisions of "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic earnings per share using the two-class method. This revision decreased basic earnings per share $0.01 for the year ended December 31, 2008 and had no impact on basic earnings per share for the year ended December 31, 2007.

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

Foreclosed assets held for sale are recorded at the lower of fair value less estimated costs to sell or cost.  Subsequent changes in the fair value of the foreclosed assets are reflected through a valuation allowance.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Banking Premises and Equipment

Banking premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, including consideration of renewal options, or the estimated useful life of the asset. The cost of maintenance and repairs is charged against income as incurred. The Company reviews for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Any asset retirement obligations are recognized as a liability and measured at fair value. Because such liabilities are recorded at fair value and not the ultimate settlement amount, increases in the liability’s carrying amount for accretion are recognized each period. The Company also capitalizes the estimated cost of its asset retirement obligations as part of the carrying amount of the associated long-lived assets.

Bank Owned Life Insurance

The cash surrender value of Bank Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans, is recorded as an asset. As of December 31, 2009 and 2008 there were no deferred acquisition costs, surrender costs or loans. Changes to cash surrender values are recorded in non-interest income, net of premiums paid.

Retirement Benefits

The Company maintained a defined benefit retirement plan for its employees through a multi-employer defined benefit plan sponsored by the Co-operative Banks Employees’ Retirement Association (CBERA). In the fourth quarter of 2006, following a comprehensive review of the Company’s employee benefit plans, the Board of Directors voted to freeze the defined benefit pension plan effective April 30, 2007. No additional expense related to the plan has been  recognized since such date.  The Company recognized pension expense based upon assessments by CBERA. The Company has also established a defined contribution plan for eligible employees. The Company matches employee contributions up to 5% of an employee’s qualified compensation.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Company recognizes the plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”).  Actuarial gains and losses, prior service costs or credits, and transition assets or obligations are recognized as a component of AOCI.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax bases of the Company’s assets and liabilities and certain tax carryforwards at enacted tax rates.

Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management's belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2009 or 2008 for deferred tax assets.

As required by the Income Taxes Topic of FASB ASC, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company reports interest and penalties associated with tax obligations in other non-interest expense.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock Compensation Plan

Share-based compensation costs are based on the grant date fair value and these costs are recognized over the requisite vesting period. For all of our stock option grants, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price. The risk free interest rate is derived from the U.S. Treasury Yield curve in effect at the time of the grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data.

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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	2009	2008	2007
Change in unrealized holding gains on available for sale
securities	$3,883	$4,028	$4,562
Reclassification adjustment for (gains) losses realized in
income	(461)	1,354	275
Net change in unrealized gains	3,422	5,382	4,837
Tax effect	(1,303)	(2,051)	(2,374)
	2,119	3,331	2,463
Pension liability for retirement plans	411	(514)	(1,152)
Pension liability adjustment	112	136	-
	523	(378)	(1,152)
Tax effect	(215)	147	471
	308	(231)	(681)
Other comprehensive income	$2,427	$3,100	$1,782

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The components of accumulated other comprehensive income are as follows:

	December 31, 2009
	Gross Amount	Tax Effect	Net of Tax

Unrealized gain on securities available for sale	$9,594	$3,632	$5,962
Pension liability	(1,007)	404	(603)

	December 31, 2008
	Gross Amount	Tax Effect	Net of Tax

Unrealized gain on securities available for sale	$6,173	$2,331	$3,842
Pension liability	(1,530)	619	(911)

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

Recent Accounting Developments

In February 2008, the FASB issued new guidance in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC which permited a one-year deferral in applying the measurement provisions to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application to that item was deferred until fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009, had no material effect on the Company’s Consolidated Financial Statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In April 2009, the FASB issued new guidance in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance also includes identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This new guidance was effective for interim periods that ended after June 15, 2009.  The adoption of this new guidance in the second quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued new guidance in accordance with and as required by the Investments-Debt and Equity Securities Topic of FASB ASC, “Recognition and Presentation of Other-Than-Temporary Impairments”, in which the objective of an other-than-temporary impairment analysis under existing guidance is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis. This new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This new guidance was effective for interim periods that ended after June 15, 2009. The adoption of this new guidance in the second quarter of 2009 has been applied in the Company’s Consolidated Financial Statements as disclosed in Note C.

In April 2009, the FASB issued new guidance in accordance with and as required by the Financial Instruments Topic of FASB ASC, “Interim Disclosures about Fair Value of Financial Instruments,” which amends “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also amends “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and was effective for interim periods that ended after June 15, 2009, with early adoption permitted for periods that ended after March 15, 2009.  The adoption of this new guidance in the second quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Concluded

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued. In particular, this guidance requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  This guidance was effective for interim and annual reporting periods that ended after June 15, 2009. The Company adopted the provisions of this guidance in the second quarter of 2009 and has evaluated subsequent events through the date the financial statements were issued.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“GAAP”). The FASB Accounting Standards Codification (“ASC”) will be the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC was effective for interim and annual periods that ended after September 15, 2009. All existing accounting standards are superseded as described in the FASB ASC. All other accounting literature not included in the FASB ASC is nonauthoritative. The adoption of the FASB ASC in the third quarter of 2009 had no material effect on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standard Update 2009-05 (ASU 2009-05) “Measuring Liabilities at Fair Value”, in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC. This ASU was issued in response to the credit crisis and will reduce potential differences in measuring liabilities at fair value and thus promote comparability of companies’ financial statements.  This update was effective for interim and fiscal periods that began after October 1, 2009. The Company is evaluating the impact the adoption of ASU 2009-05 will have on its financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE B – ACQUISITION

On November 30, 2009, the Company completed its acquisition of CNB Financial, the holding company for Commonwealth National Bank.  The transaction qualified as a tax-free reorganization for federal income tax purposes.  The final consideration paid in the transaction to stockholders of CNB Financial consisted of approximately 943,186 shares of United Financial common stock and $12,639 in cash.  Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24,750 in the aggregate.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC “Business Combinations.”  Accordingly, the Company recorded merger and acquisition expenses totaling $2,863 during the year ended December 31, 2009.  The Company’s results of operations include CNB Financial from the date of acquisition.  Additionally, ASC “Business Combinations” requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

Assets:
Cash	$7,546
Investments	32,354
Loans	236,387
Premises and equipment	1,838
Goodwill	7,844
Core deposit intangible	482
Other real estate owned	1,020
Other assets	8,900

Total Assets Acquired	296,371

Liabilities:
Deposits	196,021
Borrowings	74,134
Other liabilities	1,466

Total Liabilities Assumed	271,621

Net Assets Acquired	$24,750

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE B – ACQUISITION – Concluded

As noted above, the Company acquired loans with a fair value of $236,387. Included in this amount was $5,178 of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit discount of $2,099, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date.

The following summarizes the unaudited pro forma results of operations as if the Company acquired CNB Financial on January 1, 2008. The pro forma results for 2008 include merger costs net of tax of $3,602, or $0.21 per share.

	Years Ended December 31,
	2009	2008

Net interest income before provision for loan losses	$52,285	$52,012
Net income	9,454	3,446
Earnings per share - basic	$0.58	$0.20
Earnings per share - diluted	$0.58	$0.20

Excluded from the pro forma results of operations for the year ended December 31, 2009 are merger costs net of tax of $3,602, or $0.22 per diluted share.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Available for Sale
December 31, 2009:
Debt Securities:
Government-sponsored enterprises	$342	$11	$-	$353
Government-sponsored and
government-guaranteed mortgage-
backed securities	215,819	9,216	(199)	224,836
Private label mortgage-backed
securities	4,999	97	(60)	5,036
Municipal bonds	11,004	189	(260)	10,933
Corporate bonds	1,449	279	(16)	1,712
Subtotal	233,613	9,792	(535)	242,870
Marketable equity securities	97	337	-	434
Total	$233,710	$10,129	$(535)	$243,304

December 31, 2008:
Debt Securities:
Government-sponsored enterprises	$467	$-	$(2)	$465
Government-sponsored and
government-guaranteed mortgage-
backed securities	294,824	6,601	(314)	301,111
Municipal bonds	10,504	83	(195)	10,392
Corporate bonds	1,538	-	-	1,538
Total	$307,333	$6,684	$(511)	$313,506
	Amortized	Unrealized
	Cost	Gain	Losses	Fair Value
Securities Held to Maturity
December 31, 2009:
Government-sponsored and
government-guaranteed mortgage-
backed securities	$54,506	$193	$(418)	$54,281
IRB	1,039	-	-	1,039
State of Israel bonds	150	-	-	150
Municipal bonds	7,479	114	-	7,593
Total	$63,174	$307	$(418)	$63,063

December 31, 2008:
IRB	$1,122	$-	$-	$1,122
Municipal bonds	2,069	49	(2)	2,116
Total	$3,191	$49	$(2)	$3,238

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES - Continued

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists solely of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.  The Company also owns an insignificant amount of private label, residential mortgage-backed securities as a result of its acquisition of CNB Financial.

As of December 31, 2009, the Bank has pledged securities with an amortized cost of $103,097 and a fair value of $106,472 to secure municipal deposits, reverse repurchase agreements, treasury, tax and loan deposits at the Federal Reserve Bank of Boston and to secure customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston (“FHLBB”), as discussed further in Note G.

Gross unrealized losses and fair values at December 31, 2009 and 2008 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
2009:
Securities Available for Sale
Debt Securities:
Government-sponsored and
government-guaranteed mortgage-
backed securities	$14,428	$(197)	$1,068	$(2)	16	$15,496	$(199)
Private label mortgage-backed
securities	2,301	(60)	-	-	2	2,301	(60)
Municipal bonds	2,076	(166)	935	(94)	9	3,011	(260)
Corporate bonds	-	-	308	(16)	1	308	(16)
Total	$18,805	$(423)	$2,311	$(112)	28	$21,116	$(535)

Securities Held to Maturity
Government-sponsored and
government-guaranteed mortgage-
backed securities	$36,742	$(418)	$-	$-	15	$36,742	$(418)
Municipal bonds	-	-	-	-	-	-	-
Total	$36,742	$(418)	$-	$-	15	$36,742	$(418)

2008:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$465	$(2)	$-	$-	1	$465	$(2)
Government-sponsored and
government-guaranteed mortgage-
backed securities	17,654	(216)	4,256	(98)	28	21,910	(314)
Municipal bonds	5,652	(195)	-	-	17	5,652	(195)
Corporate bonds	-	-	-	-	-	-	-
Total	$23,771	$(413)	$4,256	$(98)	46	$28,027	$(511)

Securities Held to Maturity
Municipal bonds	$385	$(2)	$-	$-	1	$385	$(2)
Total	$385	$(2)	$-	$-	1	$385	$(2)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Continued

Management evaluated the securities in the preceding tables and recognized pre-tax, non-cash charges in 2009 and 2008 of $82, and $1,300, respectively, for other-than-temporary impairment (“OTTI”) of the Company’s $1.8 million and $2.8 million (before OTTI), respectively, trust preferred securities portfolio. Management also recognized an OTTI charge of $94 in 2008 for a $388 municipal security. Management based its assessment on the issuers’ credit ratings, credit outlook, payment status and financial condition, the length of time the bonds have been in a loss position, the size of the loss position and other meaningful information.

Management has concluded that none of the other securities have experienced impairments that are other-than temporary.  In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. Management believes that the current unrealized loss position is related to the current interest rate environment. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2009	2008	2007

Proceeds from sales	$31,429	$51,448	$16,537
Gross gains	556	72	40
Gross losses	(13)	(49)	(135)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2009, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3,557	$3,568	$461	$466
Due from one year to five years	5,288	5,424	604	631
Due from five years to ten years	23,964	24,936	19,081	19,168
Due after ten years	200,804	208,942	43,028	42,798
	$233,613	$242,870	$63,174	$63,063

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Concluded

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

NOTE D – LOANS, NET

The components of loans are as follows at December 31:

	2009	2008

One- to four-family residential real estate	$343,300	$356,428
Commercial real estate	409,680	248,457
Construction	48,808	32,082
Home equity loans	137,371	120,724
Commercial and industrial	159,437	84,919
Automobile	14,729	17,332
Consumer	8,916	10,334
Total loans	1,122,241	870,276

Net deferred loan costs and fees	2,355	2,395
Allowance for loan losses	(9,180)	(8,250)
Loans, net	$1,115,416	$864,421

The Company’s lending activities are conducted principally in Hampden, Hampshire and Worcester counties of Massachusetts.  The Company grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans.  In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties.  Most loans granted by the Company are collateralized by real estate. The Company also from time-to-time purchases commercial loans secured by real estate. The ability and willingness of the single family residential, commercial and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values.  The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

Nonaccrual loans amounted to approximately $16,287 and $4,797 at December 31, 2009 and 2008, respectively.  Additional interest income of approximately $281, $132 and $69 would have been recorded during the years ended December 31, 2009, 2008 and 2007, respectively, if the loans had performed in accordance with their original terms.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

At December 31, 2009 and 2008, the recorded investment in impaired loans was $16,287 and $4,797, respectively. An allowance for loan losses was established on $11,843 and $4,797 of the impaired loans at December 31, 2009 and 2008, respectively, which allowances amounted to $599 and $343 at the respective year-ends. In accordance with FASB ASC “Business Combinations” the Company recorded a non-accretable credit discount of $2,217 related to impaired loans of $5,340 acquired from CNB Financial. The average balance of impaired loans was $9,264, $3,961 and $2,154 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest income recognized on impaired loans during 2009, 2008 and 2007 was not significant.

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

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2009	2008

Beginning balance	$1,699	$1,127
New loans	345	829
Repayments	(473)	(257)
Ending balance	$1,571	$1,699

In 2009, the Company recognized proceeds of $16,381 from sales of residential mortgage loans originated for the purpose of reselling them in the secondary market and $13,637 from sales of residential mortgage loans held in its portfolio. In 2008, the Company had no loan sales. Loans serviced by the Company for others totaled $51,021 and $30,249 at December 31, 2009 and 2008, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2009 and 2008.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Concluded

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2009		2008	2007

Balance at beginning of year	$8,250		$7,714	$7,218
Provision for loan losses	2,998		1,846	1,425
Charge-offs	(2,163)		(1,336)	(983)
Recoveries	95		26	54
Balance at end of year	$9,180	(1)	$8,250	$7,714
(1) In accordance with FASB ASC "Business Combinations" the Company recorded loans acquired from CNB Financial at fair value and as such no allowance for loan losses for these loans existed as of the acquisition date of November 30, 2009.

NOTE E – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2009	2008	Estimated Useful Lives

Land and improvements	$2,419	$2,387
Buildings and improvements	8,804	8,076	25 - 40 Years
Leasehold improvements	1,294	471	Lesser of useful life or term of lease
Furniture and equipment	3,326	2,104	3 - 10 Years
Assets under capitalized leases	5,359	3,240	Lesser of lease term or useful life

	21,202	16,278
Less accumulated depreciation
and amortization	(5,267)	(4,153)
	$15,935	$12,125

Depreciation and amortization expense, including amortization for capitalized leases, totaled $1,119, $907 and $831 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases fifteen of its branches, two ATM facilities, two financial services offices and an operation center. Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $757, $645 and $408, respectively. The leases, which are noncancelable, expire at various dates through 2034. The Company also entered into a capital lease obligation for three of its branches.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE E – BANKING PREMISES AND EQUIPMENT – Concluded

Future minimum rental commitments under the terms of these leases are as follows:

	Operating Leases	Capital Leases	Total
Years ending December 31,

2010	$1,096	$406	$1,502
2011	971	406	1,377
2012	846	406	1,252
2013	824	406	1,230
2014	827	407	1,234
Thereafter	5,072	6,762	11,834
Total minimum lease payments	$9,636	8,793	$18,429

Less interest included above		(3,652)
Capitalized lease obligations		$5,141

NOTE F – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2009	2008

Demand	$154,374	$114,178
NOW	42,262	32,390
Savings	174,270	99,492
Money market	189,763	160,736
Certificates of deposit	478,258	375,867
	$1,038,927	$782,663

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE F – DEPOSITS – Concluded

The scheduled maturities of time deposits at December 31, 2009, are as follows:

	Time Deposits
	> $100	< $100	Total (1)
Less than one year	$159,982	$164,455	$324,437
Over one year to two years	33,452	52,287	85,739
Over two years to three years	11,844	17,660	29,504
Over three years to four years	6,529	8,158	14,687
Over four years to five years	10,544	12,623	23,167
Total	$222,351	$255,183	$477,534
(1) Excludes the fair value adjustment balance of $724 recorded in connection with the acquisition of CNB Financial.

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2009	2008	2007

NOW	$149	$171	$178
Regular savings	1,320	1,015	593
Money market	2,209	3,336	5,631
Certificates of deposit	10,617	13,309	15,540
Total	$14,295	$17,831	$21,942

NOTE G – SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

The Bank is a member of the FHLBB and as such, is required to invest in stock of the FHLBB. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase its stock prior to expiration of the five year redemption notice. The Bank’s ability to redeem FHLBB shares is dependent on the redemption policies of the FHLBB. The Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE G – SHORT-TERM BORROWINGS – Concluded

The FHLBB is authorized to make advances to its members subject to such regulations and limitations as its Board of Directors may prescribe. The Bank’s advances are secured by its FHLBB stock and a blanket lien on certain qualified collateral, primarily one-to four-family first mortgage loans and certain debt securities. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12,400 line of credit, was approximately $188,459 at December 31, 2009. At December 31, 2009 and 2008, the Bank had no borrowing against the line of credit. FHLBB advances with an original maturity of less than one year amounted to $47,644 and $55,000 at December 31, 2009 and 2008, respectively, at weighted average rates of 1.85% and 1.26%, respectively. The balance at December 31, 2009 excludes the fair value adjustment of $541 recorded in connection with the acquisition of CNB Financial.

Repurchase Agreements

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis.  These customer repurchase agreements amounted to $27,303 and $18,042 at December 31, 2009 and 2008, respectively, at weighted average rates of 1.12% and 1.60%, respectively. Interest expense for 2009, 2008 and 2007 was $122, $157, and $259, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

NOTE H – LONG-TERM DEBT

Federal Home Loan Bank Advances

Advances outstanding at December 31, 2009 and 2008 consisted of the following:

	2009		2008
	Amount (1)	Weighted Average Rate	Amount	Weighted Average Rate

Over 1 year to 2 years	$51,346	4.05%	$22,279	4.35%
Over 2 years to 3 years	14,013	4.27%	52,321	4.03%
Over 3 years to 4 years	44,489	4.04%	8,033	4.34%
Over 4 years to 5 years	13,000	2.90%	41,894	4.02%
Over 5 years	35,060	3.98%	29,037	3.84%
	$157,908	3.96%	$153,564	4.05%

(1)	Excludes the fair value adjustment of $ 2,080 recorded in connection with the acquisition of CNB Financial.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE H – LONG-TERM DEBT – Concluded

At December 31, 2009, advances in the amount of $48,000 are callable at the option of the FHLBB at various dates through 2013.

Reverse Repurchase Agreements

The Company secured two structured term reverse repurchase agreements for $10,000 through another financial institution in 2008 and 2009. The reverse repurchase agreement secured in 2008 for $10,000 matures in 2018, is callable in 2011 and has a rate of 2.73%. The reverse repurchase agreement secured in 2009 for $10,000 matures in 2019, is callable in 2014 and has a rate of 2.44%. Interest expense for 2009 and 2008 was $494 and $27, respectively.  All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

Subordinated Debentures

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the face amount of $7,732. The Company recorded a fair value acquisition discount of $2,383 in connection with the acquisition of CNB Financial. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2009 was 2.10%. A special redemption provision allows the Company to redeem the issue at par.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE I – INCOME TAXES

The provision for federal and state income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
Current tax provision:
Federal	$4,514	$6,942	$4,240
State	1,056	1,832	1,161
	5,570	8,774	5,401
Deferred (prepaid) tax provision:
Federal	(1,190)	(2,890)	(1,719)
State	(366)	(687)	(621)
	(1,556)	(3,577)	(2,340)

Provision for income taxes	$4,014	$5,197	$3,061

The following table summarizes the difference between the Company’s statutory federal income tax rate and its effective rate:

	Years Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.6	6.0	4.8
Stock-based compensation	2.7	1.6	2.6
Tax-exempt obligations	(2.1)	(1.3)	(0.9)
Bank owned life insurance	(4.9)	(1.0)	(0.7)
Non-deductible acquisition expenses	6.2	-	-
Other, net	0.4	2.3	1.4

Effective tax rate	40.9%	41.6%	41.2%

The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008
Deferred tax asset:
Federal	$13,194	$7,694
State	3,450	2,322
	16,644	10,016
Deferred tax liability:
Federal	(4,480)	(1,771)
State	(869)	(276)
	(5,349)	(2,047)

Net deferred tax asset:	$11,295	$7,969

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE I – INCOME TAXES – Continued

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:
	At December 31,
	2009	2008
Cash basis of accounting	$129	$41
Investments:
Net unrealized gain on securities
available for sale	(3,632)	(992)
Impairment losses	596	-
Retirement benefits	405	619
Depreciation	679	699
Deferred benefit (expense)	(799)	(1,027)
Fair value acquisition adjustment	2,786	-
Allowance for loan losses	3,750	3,295
Employee benefit plans	2,807	2,178
Market value adjustment on loans	4,217	3,156
Contribution carryover	244	-
State tax credits	53	-
Other	60	-
Net deferred tax asset	$11,295	$7,969

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2009	2008

Balance at beginning of year	$7,969	$4,953
Provision for prepaid taxes	1,556	3,577
Change in unrealized gain on securities
available for sale	(2,854)	(561)
Acquisition of CNB Financial	4,624	-
Balance at end of year	$11,295	$7,969

The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 and 2006 federal income tax returns in the second quarter of 2007.  During the quarter ended March 31, 2008, the IRS proposed certain adjustments challenging the methodology used by the Company to estimate the fair market value of its residential mortgage portfolio under Internal Revenue Code (“IRC”) Sec. 475.  The change in fair value calculated under IRC Sec. 475 is considered a temporary difference in the Company’s deferred income tax calculations as required by the Income Taxes Topic of FASB ASC. In June 2008, the Company agreed to a settlement of the proposed adjustments with the IRS.  As a result, for tax years 2005 and 2006 the Company had a tax deficiency of $994 and related interest due of $76. In conjunction with the settlement, the Company has amended its calculation of the fair market value of its residential mortgage portfolio beginning with the 2007 tax year.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE I – INCOME TAXES – Concluded

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

NOTE J – EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 is presented below.

	Years Ended December 31,
	2009	2008	2007

Net income	$5,806	$7,298	$4,377
Weighted average common shares applicable to
basic EPS (1, 4 & 5)	15,265,192	16,445,388	17,126,864
Effect of dilutive potential common shares (2, 3)	8,183	-	1,277
Weighted average common shares applicable to
diluted EPS (5)	15,273,375	16,445,388	17,128,141

Earnings per share:
Basic	$0.38	$0.44	$0.26
Diluted	$0.38	$0.44	$0.26

(1)
In December 2007, the Company completed a second-step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering.

(2)
For the years ended December 31, 2009, 2008 and 2007, options to purchase 1,604,850, 1,175,964 and 785,275 shares, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

(3)	Includes incremental shares related to dilutive stock options.
(4)	Includes shares repurchased in June 2008 through September 2008 to fund the 2008 Equity Incentive Plan.
(5)
Prior periods basic and diluted share data were revised as required by the Earnings Per Share Topic of FASB ASC and in accordance with the provisions of "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic EPS using the two-class method. This revision decreased basic earnings per share $0.01 for the year ended December 31, 2008 and had no impact on basic earnings per share for the year ended December 31, 2007.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE K – STOCK-BASED INCENTIVE PLANS

The Company’s 2008 Equity Incentive Plan (the “2008 Incentive Plan”) was approved by the shareholders at the Company’s Annual Meeting held in June 2008. The 2008 Incentive Plan will remain in effect for a period of ten years and authorizes the issuance of up to 1,258,534 shares of Company common stock pursuant to grants of restricted stock awards, restricted stock unit awards, incentive stock options, non-statutory stock options and stock appreciation rights; provided, however, that no more than 898,953 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 359,581 shares may be issued or delivered pursuant to restricted stock awards or restricted stock unit awards.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE K – STOCK-BASED INCENTIVE PLANS – Continued

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date.  Restricted stock awards generally vest based upon continuous service with the Company over the five year period following the grant date.  During the vesting period, participants are entitled to dividends for all awards.

A combined summary of activity in the Company’s incentive plans for the years ended December 31, 2008 and 2009 is presented in the following table:

		Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant Value	Number of Shares	Weighted- Average Exercise Price

Balance at December 31, 2007(1)	133,769	233,979	$12.35	785,275	$12.36
New Incentive Plan	1,258,534	-	-	-	-
Granted	(1,093,000)	313,500	11.66	779,500	11.66
Stock options exercised	-	-	-	(3,538)	12.35
Shares vested	-	(58,487)	12.36	-	-
Forfeited	12,387	-	-	(12,387)	12.35
Cancelled	23,105	-	-	(23,105)	12.35
Balance at December 31, 2008	334,795	488,992	$11.91	1,525,745	$12.00
Stock Incentive Plans assumed
from CNB Financial	202,680 (2)	-	-	146,737 (3)	15.31
Granted	(232,500)	68,750	12.94	163,750	12.99
Stock options exercised	-	-	-	(3,500)	11.66
Shares vested	-	(121,196)	12.02	-	-
Forfeited	8,847	-	-	(8,847)	12.35
Cancelled	14,000	-	-	(14,000)	11.66
Balance at December 31, 2009	327,822	436,546	$12.04	1,809,885	$12.36

(1)	In conjunction with the Company's second-step conversion in December 2007, the numbers of shares and weighted average prices for 2007 have been adjusted by the conversion ratio of 1.04079.
(2)	Reflects stock options and restricted shares available for grant under plans assumed from CNB Financial.
(3)	Certain options to acquire CNB Financial common stock (the “ CNB Financial Options ”) were assumed by the Company and converted into options to purchase 146,737 shares of the Company's Common Stock.

On December 1, 2009 the Company granted 155,250 stock options and 68,750 restricted shares to certain directors and employees under the 2006 and 2008 Incentive Plans.  The stock options had a weighted average value of $4.16 per share, with a total grant date fair value of $646.  The restricted shares had a weighted average value of $12.94 per share, with a total grant date fair value of $890. In 2009, the Company also granted 8,500 stock options to certain employees under the 2008 Incentive plan.  The stock options had a weighted average fair value of $2.83 per share and a grant date fair value of $24.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE K – STOCK-BASED INCENTIVE PLANS - Concluded

On June 19, 2008, the Company granted 755,000 stock options and 313,500 restricted shares to certain directors and employees under the 2008 Incentive Plan.  The stock options had a weighted average value of $2.57 per share, with a total grant date fair value of $1,940.  The restricted shares had a weighted average value of $11.66 per share, with a total grant date fair value of $3,655. In 2008, the Company also granted 24,500 stock options to certain employees under the 2006 Incentive plan.  The stock options had a weighted average fair value of $2.39 per share and a grant date fair value of $59.

The Company’s total compensation cost for shared-based payment arrangements was $2,281 in 2009, $1,992 in 2008 and $1,880 in 2007. The Company recorded tax benefits of $266 in 2009, $204 in 2008 and $191 in 2007 related to the recognition of the shared-based compensation expense. As of December 31, 2009, compensation costs related to non-vested stock awards totaling $6,803 have not been recognized. These costs will be recognized over an estimated weighted average period of 3.3 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2009 and 2008.

	2009	2008

Weighted average fair value	$4.16	$2.57
Expected term (short-cut method)	6.50 years	6.50 years
Volatility	35.33%	19.30%
Expected dividend yield	2.18%	1.88%
Weighted average risk-free interest rate	3.28%	3.89%

A summary of stock options outstanding and exercisable at December 31, 2009 is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	1,809,885	768,963
Weighted average exercise price	$12.36	$12.83
Aggregate intrinsic value	$1,357	$215
Weighted average remaining contractual term	7.6 years	6.9 years

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS

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

The Company recognized pension expense based upon assessments by CBERA.  The Company’s contributions to the plan were $227 for the year ended December 31, 2007.  Under the plan, retirement benefits were based on years of service and the highest average compensation.  The Company also sponsors a defined contribution plan.  Employees make voluntary contributions which are matched by the Company up to a maximum of 5% of the employee’s qualified salary.  The contributions matched by the Company were $434, $389 and $367 for the years ended December 31, 2009, 2008 and 2007, respectively.

Incentive Plan

The Company maintains an incentive plan in which employees are eligible to participate.  The incentive plan provides for awards based on the achievement of both individual and Company performance goals, subject to approval by the Board of Directors.  Related expense amounted to $972, $838 and $409 for the years ended December 31, 2009, 2008 and 2007, respectively.

Senior Executive Retirement Plan

The Company has entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers.  The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility.  Effective October 1, 2007, the Company consolidated the Agreements of current senior executives into a Senior Executive Retirement Plan (the “SERP”).  The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $777 and $822 at December 31, 2009 and 2008, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense for the Agreements was $18 for the years ended December 31, 2009 and 2008, and $114 for the year ended 2007.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS – Continued

The SERP provides that each executive will receive supplemental benefits, to the extent vested, commencing 180 days following separation from service. The supplemental benefit will be equal to the percentage of the executive’s final average compensation set forth in each executive’s participation agreement, multiplied by a fraction, the numerator of which is the executive’s years of credited service with the Company and the denominator of which is set forth in the executive’s participation agreement. The supplemental benefit will commence on the executive’s normal benefit date and will be payable in a lump sum, unless the executive has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit.  The SERP is unfunded and is considered a nonqualified plan under the Internal Revenue Code.

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Additional directors will begin participation in the plan as of the first day of the plan year in which they become members of the board of directors.  Retired directors will continue to receive benefits under the Directors Fee Continuation Plan.  At December 31, 2009 and 2008, the Company’s recorded liability for this plan amounted to $433 and $517, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company was not required to record an expense for the years ended December 31, 2009 and 2008. The expense associated with this plan was $10 for the year ended December 31, 2007.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS - Continued

In the event a participant has a separation from service prior to his normal retirement date (other than due to termination for cause, disability or death), the participant will be entitled to a lesser benefit payable in ten annual installments commencing at age 65.  The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%.  The supplemental benefit will commence on the director’s normal benefit date and will be payable in a lump sum, unless the director has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit. A director’s benefit percentage will accelerate to 100% upon the director’s separation from service due to death, disability or a change in control. The Director Retirement Plan is accounted for as a defined benefit plan under the provisions and guidance of and as required by the Compensation-Retirement Benefits Topic of FASB ASC.

The following table summarizes the changes in the projected benefit obligation (PBO), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2009 and 2008.  These plans had no assets at December 31, 2009 and 2008.  Amounts recognized at December 31, 2009 and 2008 are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

	At or For the Years Ended December 31,
	2009		2008
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Change in projected benefit obligation:
Beginning of period	$2,721	$708	$1,796	$588
Service cost	276	59	306	57
Interest cost	140	36	137	31
Actuarial (gain)/loss	(396)	(15)	482	32
Benefits paid	-	-	-	-
End of period	$2,741	$788	$2,721	$708
Funded status:
Accrued benefit cost	$2,741	$788	$2,721	$708
Amounts recognized in accumulated other
comprehensive income consist of:
Prior service cost	$(670)	$(256)	$(746)	$(292)
Net losses	(63)	(18)	(459)	(32)
Total	$(733)	$(274)	$(1,205)	$(324)
Weighted-average assumptions used to
determine benefit obligations:
Discount rate	6.00%	5.00%	6.00%	5.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS - Continued

Components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2009		2008
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$276	$59	$306	$57
Interest cost	140	36	137	31
Total pension cost	416	95	443	88
Prior service cost amortization	76	36	76	36
Net loss amortization	-	-	24	-
Net periodic benefit cost	$492	$131	$543	$124
Weighted-average assumptions used to
determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

The unrecognized prior service cost is being amortized over a period of ten years. In 2010, approximately $77 and $37 in prior service cost for SERP and the Director Retirement Plan, respectively, is expected to be recognized as a component of net periodic benefit cost.

At December 31, 2009, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

	SERP	Director Retirement Plan
Years ending December 31,
2010	$-	$199
2011	2,641	-
2012	722	177
2013	-	-
2014	-	171
2015 through 2019	-	574
Years after 2019	3,545	531
Total expected benefit payments	$6,908	$1,652

Except for the benefit payments expected to be paid, the Company does not expect to make contributions to these plans in 2010.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS – Concluded

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

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares held by the plan trustee in a suspense account for allocation among the participants as the loan is repaid.  The Company reports compensation expense equal to the average daily market price of the shares as they are committed to be released from the suspense account.  Total compensation expense applicable to the ESOP amounted to $954, $866 and $625 for the years ended December 31, 2009, 2008 and 2007, respectively.

Shares held by the ESOP, adjusted by the exchange ratio of 1.04079, include the following:

	December 31,
	2009	2008	2007

Allocated	181,587	109,880	64,738
Committed to be released	71,709	71,707	46,208
Unallocated	1,164,922	1,236,631	1,308,339
	1,418,218	1,418,218	1,419,285

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2009, 2008 and 2007 was $15,272, $18,723 and $14,281, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE M – COMMITMENTS AND CONTINGENCIES

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

Financial instruments with off-balance sheet risk at December 31, 2009 and 2008 are as follows:

	2009	2008

Unused lines of credit	$226,543	$155,448
Amounts due mortgagors	30,225	14,479
Standby letters of credit	6,155	1,156
Commitments to originate loans	16,120	10,458

Included in commitments to originate loans at December 31, 2009 and 2008 are fixed rate commitments in the amount of $8,698 and $7,127, at interest ranges of 4.45% to 7.25% and 5.00% to 7.00%, respectively.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE M – COMMITMENTS AND CONTINGENCIES – Concluded

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2009 and 2008 exceeds 100%.

Employment and Change in Control Agreements

The Company has entered into a three-year employment agreement with its President and Chief Executive Officer expiring in 2012. This agreement generally provides for a base salary and the continuation of certain benefits currently received. Annually the Company may extend the agreement for an additional year.  Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

The Company also entered into three-year change in control agreements with certain executive officers, none of whom are covered by an employment agreement.  The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Litigation

The Company is subject to various legal actions arising in the normal course of business.  At December 31, 2009, the Company was not involved in any legal proceedings for which expected resolution would have a material impact on its financial position, results of operations or cash flows.

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2009
Securities available for sale	$787	$240,503	$2,014	$243,304
Mortgage servicing rights	-	-	313	313

Total	$787	$240,503	$2,327	$243,617

At December 31, 2008
Securities available for sale	$465	$311,209	$1,832	$313,506
Mortgage servicing rights	-	-	124	124

Total	$465	$311,209	$1,956	$313,630

The Company has no liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008 .

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009 and 2008.

	2009	2008
Balance at beginning of year	$1,956	$136
Total realized/unrealized losses included in net income	(116)	(1,389)
Change in unrealized gain	264	54
Purchases, sales, issuances and settlements	223	-
Transfers	-	3,155

Balance at end of year	$2,327	$1,956

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related assets as of and for the years ended December 31, 2009 and 2008.

December 31, 2009	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets:
Loans	$-	$16,287	$-	$(2,335)
Other real estate owned	-	1,545	-	(85)
Other assets	-	-	1,520	-
Total assets	$-	$17,832	$1,520	$(2,420)

December 31, 2008
Assets:
Loans	$-	$5,362	$-	$(120)
Other real estate owned	-	998	-	(137)
Other assets	-	-	1,320	-
Total assets	$-	$6,360	$1,320	$(257)

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments

For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments which consist of $1,096 and $1,071 held at December 31, 2009 and 2008, respectively, also approximates fair value.

Investment Securities and FHLBB Stock

The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  Ownership of FHLBB stock is restricted to member banks; therefore, the stock is not traded.  The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Loans

For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable on investments and loans and accrued interest payable on deposits and borrowings approximates fair value.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, NOW, regular savings, and money market deposit accounts, is equal to the amount payable on demand.  The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.  The fair value estimate of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits having similar remaining maturities.

Federal Home Loan Bank of Boston Advances

The fair value estimate of the borrowings from the FHLBB is determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS– Concluded

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

Subordinated Debentures

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering. The fair value estimate is determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments

Fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note M, the fair value equals the carrying amounts which are not significant.

The fair value of the Company’s financial instruments is as follows at December 31:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$21,877	$21,877	$13,572	$13,572
Short-term investments	1,096	1,096	1,071	1,071
Securities available for sale	243,304	243,304	313,506	313,506
Securities held to maturity	63,174	63,063	3,191	3,238
Stock in Federal Home Loan Bank of Boston	15,365	15,365	12,223	12,223
Net loans	1,115,416	1,109,232	864,421	870,731
Accrued interest receivable	5,209	5,209	4,706	4,706

Financial Liabilities:
Deposits (with no stated maturity)	560,669	560,669	406,796	406,796
Time deposits	478,258	483,843	375,867	378,424
Federal Home Loan Bank of Boston advances	208,173	211,954	208,564	217,236
Repurchase agreements	47,303	46,068	28,042	28,021
Subordinated debentures	5,357	5,357	-	-
Accrued interest payable	922	922	627	627

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE O – STOCKHOLDERS’ EQUITY

Regulatory Capital

The Bank is subject to various minimum regulatory capital standards promulgated by the Office of Thrift Supervision (“OTS”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  The Company is not separately subject to capital guidelines.

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

The OTS capital rules also require savings associations to hold a ratio of 1.5% tangible capital to tangible assets.  Tangible equity is defined as core capital less tangible assets. Tangible assets are defined as adjusted total assets less intangible assets.

As of December 31, 2009, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE O – STOCKHOLDERS’ EQUITY – Continued

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Regulatory Framework
	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of December 31, 2009:

Total Risk-based Capital
(to Risk Weighted Assets)	$193,863	16.5%	≥	$93,846	≥	8.0%	≥	$117,308	≥	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	184,531	15.7%	≥	46,923	≥	4.0%	≥	70,385	≥	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	184,531	12.1%	≥	60,785	≥	4.0%	≥	75,981	≥	5.0%

Tangible Equity
(to Tangible Assets)	184,531	12.1%	≥	22,794	≥	1.5%	≥	N/A

As of December 31, 2008:

Total Risk-based Capital
(to Risk Weighted Assets)	$162,782	18.7%	≥	$69,590	≥	8.0%	≥	$86,988	≥	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	154,532	17.8%	≥	34,795	≥	4.0%	≥	52,193	≥	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	154,532	12.3%	≥	50,231	≥	4.0%	≥	62,789	≥	5.0%

Tangible Equity
(to Tangible Assets)	154,532	12.3%	≥	18,837	≥	1.5%	≥	N/A

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31
	2009	2008
Total consolidated equity	$225,246	$227,714
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(26,867)	(70,076)
Accumulated other comprehensive income	(5,358)	(2,931)
Disallowed goodwill and intangible assets	(8,490)	(175)
Tangible, Tier I and Core Capital	184,531	154,532
Allowance for loan losses	9,180	8,250
Other	152	-

Total risk-based capital	$193,863	$162,782

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE O – STOCKHOLDERS’ EQUITY – Concluded

Common Stock Repurchase Plans

On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock through open market purchases. Stock repurchases are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2009, the Company repurchased 65,530 shares at a cost of approximately $842 and an average price of $12.85, under this plan.

On February 19, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 841,138 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. The Company completed its repurchase of 841,138 shares of its outstanding common stock, at a cost of approximately $10,832 and at an average price of $12.88, on November 30, 2009.

On November 20, 2008, the Board of Directors approved a plan to repurchase up to 5%, or approximately 885,379 shares, of the Company’s common stock through open market purchases or privately negotiated transactions.  The Company completed its repurchase of 885,379 shares of its outstanding common stock, at a cost of approximately $12,376 and at an average price of $13.98, on February 3, 2009.

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

In November 2006, the Board of Directors approved a plan to repurchase up to 5%, or approximately 858,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions.  As of December 31, 2007, the Company had repurchased 86,390 shares at a cost of approximately $1,251 and at an average price of $14.48, under this plan. In connection with the Company’s second step conversion and offering, which closed on December 3, 2007, all treasury shares were cancelled and the repurchase plan approved in 2006 was terminated.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE P – CONDENSED FINANCIAL STATEMENTS OF
                   UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$15,632	$53,184
Short-term investments	1,096	1,071
Investment in Bank	198,379	157,638
ESOP loans receivable	12,262	12,829
Other assets	3,518	3,174
TOTAL ASSETS	$230,887	$227,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Subordinated debentures	$5,357	$-
Other liabilities	284	182
Stockholders’ equity	225,246	227,714
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,887	$227,896

STATEMENTS OF INCOME
	Years Ended December 31,
	2009	2008	2007
Income:
Investment interest	$399	$1,235	$1,252
ESOP loan interest	418	955	536
Gain on sale of securities	-	15	-
Other income	-	3	-
Total income	817	2,208	1,788
Expense:
Subordinated debentures interest	15	-	-
Professional services	1,089	1,311	1,105
Acquisition related expenses	1,841	-	-
Other expenses	52	47	43
Total expense	2,997	1,358	1,148

(Loss) income before income tax (benefit) expense	(2,180)	850	640
Income tax (benefit) expense	(421)	348	261
(Loss) income before equity in undistributed earnings
of the Bank	(1,759)	502	379
Equity in undistributed earnings of the Bank	7,565	6,796	3,998
NET INCOME	$5,806	$7,298	$4,377

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE P – CONDENSED FINANCIAL STATEMENTS OF
                   UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$5,806	$7,298	$4,377
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed earnings of the bank	(7,565)	(6,796)	(3,998)
Net amortization of discounts and premiums	-	2	(27)
Net gain on sale of available for sale securities	-	(15)	-
Decrease in deferred income taxes	(51)	(3)	(525)
Decrease in accrued interest receivable	-	247	17
Decrease (increase) in other assets	(94)	718	(457)
(Decrease) increase in intercompany payables and
other liabilities	121	(359)	136
Net cash (used in) provided by operating activities	(1,783)	1,092	(477)
Cash flows from investing activities:
Purchases of securities available for sale	-	-	(12,059)
Proceeds from sales of securities available for sale	-	9,352	-
Proceeds from maturities and principal repayments
of securities available for sale	-	9,218	15,181
Cash used for acquisition of CNB Financial, net of cash
acquired	(10,587)	-	-
Capital contributions to venture capital fund	(200)	(100)
Investment in short term time deposits	(25)	(41)	(1,030)
Loan to fund ESOP	-	-	(7,538)
Principal payments on ESOP loans	567	331	270
Net cash (used in) provided by investing activities	(10,245)	18,760	(5,176)
Cash flows from financing activities:
Return of capital (investment in) United Bank	168	837	(45,152)
Repurchase of stock to fund the 2008 Incentive Plan	-	(4,240)	-
Tax benefit from MRP vesting	34
Treasury stock purchases	(21,488)	(2,960)	(1,250)
Cash dividends paid	(4,238)	(4,436)	(1,757)
Net (costs) proceeds from stock issuance	-	(26)	90,289
Net cash (used in) provided by financing activities	(25,524)	(10,825)	42,130
(Decrease) increase in cash and cash equivalents	(37,552)	9,027	36,477
Cash and cash equivalents at beginning of period	53,184	44,157	7,680
Cash and cash equivalents at end of period	$15,632	$53,184	$44,157

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Income taxes – net	8,025	6,521	1,097

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE Q – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2009 and 2008.

	Three Months Ended
	March 31	June 30		September 30		December 31
2009:
Interest income	$15,930	$15,120		$15,325		$16,611
Interest expense	5,775	5,577		5,351		5,283
Net interest income	10,155	9,543		9,974		11,328
Provision for loan losses	540	675		800		983
Non-interest income	1,851	2,595		1,985		2,245
Non-interest expense	8,155	10,030	(1)	8,093	(1)	10,580	(1)
Income before income taxes	3,311	1,433		3,066		2,010
Income tax expense	1,188	873		1,165		788
Net income	$2,123	$560		$1,901		$1,222

Basic earnings per share	$0.14	$0.04		$0.13		$0.08
Diluted earnings per share	$0.14	$0.04		$0.13		$0.08

2008:
Interest income	$15,406	$15,973		$16,811		$16,624
Interest expense	6,375	6,065		6,275		6,288
Net interest income	9,031	9,908		10,536		10,336
Provision for loan losses	184	651		644		367
Non-interest income	1,519	1,574		1,733		394	(2)
Non-interest expense	7,176	7,550		7,806		8,158
Income before income taxes	3,190	3,281		3,819		2,205
Income tax expense	1,224	1,272		1,455		1,246
Net income	$1,966	$2,009		$2,364		$959

Basic earnings per share (3)	$0.12	$0.12		$0.14		$0.06
Diluted earnings per share (3)	$0.12	$0.12		$0.14		$0.06

(1)	Includes acquisition related expenses of $1,161, $270 and $1,432 for the quarters ended June 30, September 30 and December 31, 2009, respectively.
(2)	Includes other-than-temporary investment impairment charges totaling $1,377.
(3)
Prior period basic and diluted share data were revised as required by the Earnings Per Share Topic of FASB ASC and in accordance with the provisions of "Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities" which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic earnings per share using the two-class method. This revision decreased earnings per share $0.01 for the three months ended September 30, 2008 and had no impact on earnings per share for the other interim periods as previously reported.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE R – SUBSEQUENT EVENTS

On January 21, 2010, the Company announced a quarterly cash dividend of $0.07 per share. The dividend is payable on March 9, 2010 to shareholders of record as of February 16, 2010.

In January, 2010, the bank entered into a "troubled debt restructure" with its largest non-accruing relationship, a $4.5 million loan secured by commercial real estate.  The bank received a significant paydown, forgave some debt and restructured the loan so that monthly payments were significantly reduced. The loan remains a classified asset and interest is being recognized when received.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework. Management’s evaluation of internal control over financial reporting as of December 31, 2009 excluded an evaluation of the internal control over financial reporting of CNB Financial Corp, which we acquired on November 30, 2009.  CNB Financial Corp.’s total revenues and total assets, representing approximately 2% and 19% of the Company’s consolidated total, are included in the consolidated financial statements of the Company and its subsidiary as of and for the year ended December 31, 2009

Our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Attestation report

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Board of Directors of
United Financial Bancorp, Inc.:

We have audited United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  United Financial Bancorp, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report).  Our responsibility is to express an opinion on United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting based on our audit. Our audit of, and opinion on, United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting does not include internal control over financial reporting of CNB Financial Corp. whose financial statements reflect total assets and total revenues, representing approximately 19 and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.  As indicated in Management’s Report, CNB Financial Corp. was acquired on November 30, 2009 and therefore, management’s evaluation of the effectiveness of United Financial Bancorp and subsidiary’s internal control over financial reporting excluded an evaluation of the internal control over financial reporting of CNB Financial Corp.

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

In our opinion, United Financial Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of United Financial Bancorp, Inc. and subsidiary and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
March 12, 2010

(d)	Changes to internal controls

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors

For information concerning the Company’s directors, the information contained under the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1—Election of Directors” in the Proxy Statement, and Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K, are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Disclosure of Code of Ethics

The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officer, a copy of which can be found in the investor relations section of the Company’s website at www.bankatunited.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Compensation Discussion and Analysis”, “Executive Compensation”, “Corporate Governance and Board Matters—Directors’ Compensation” and “Compensation Committee Report” sections of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about Company common stock that may be issued under the Company’s equity compensation plans.  All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,809,885	$12.36	327,822
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,809,885	$12.36	327,822

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Related Persons” and “Corporate Governance—Director Independence” sections of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm on Financial Statements

(B)	Consolidated Balance Sheets - at December 31, 2009 and 2008

(C)	Consolidated Statements of Earnings - Years Ended December 31, 2009, 2008 and 2007

(D)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2009, 2008 and 2007

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007

(F)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

 None.

(a)(3)  None.

(b)      Exhibits – set forth below

(c)      Not applicable

Exhibits

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Employment Agreement by and between United Bank and Richard B. Collins (4)*
10.2	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)*
10.3	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)*
10.4	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)*
10.5	Change in Control Agreement by and between United Bank and Charles R. Valade*
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)*
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)*
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)*
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)*
10.10	United Bank 2006 Stock-Based Incentive Plan (6)*
10.11	United Bank 2009 Annual Incentive Plan (2)*
10.12	United Bank 2007 Director Retirement Plan (7)*
10.13	Directors Fee Continuation Plan (3)*

10.14	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (8)
10.15	Retention Agreement by and between United Bank and Charles R. Valade*
10.16	CNB Financial Corp. 2008 Equity Incentive Plan (9)*
10.17	CNB Financial Corp. Amended and Restated Stock Option Plan (10)*
10.18	Form of Award Agreement under the CNB Financial Corp. 2008 Equity Incentive Plan (11)*
10.19	Form of Award Agreement under the CNB Financial Corp. Amended and Restated Stock Option Plan (10)*
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
_______
*	Management contract or compensatory plan, contract or arrangement
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

(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(8)	Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).
(9)	Incorporated by reference to Appendix A to the Proxy Statement filed by CNB Financial Corp. with the Commission on April 11, 2008.
(10)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on March 27, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 12, 2010	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins	Chief Executive Officer,	March 12, 2010
Richard B. Collins	President and Chairman (Principal Executive Officer)

/s/ Mark A. Roberts	Executive Vice President and	March 12, 2010
Mark A. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Paula A. Aiello	Director	March 12, 2010
Paula A. Aiello

/s/ Michael F. Crowley	Director	March 12, 2010
Michael F. Crowley

/s/ Carol Moore Cutting	Director	March 12, 2010
Carol Moore Cutting

/s/ Carol A. Leary	Director	March 12, 2010
Carol A. Leary

/s/ G. Todd Marchant	Director	March 12, 2010
G. Todd Marchant

/s/ Kevin E. Ross	Director	March 12, 2010
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Director	March 12, 2010
Robert A. Stewart, Jr.

/s/ Thomas H. Themistos	Director	March 12, 2010
Thomas H. Themistos

/s/ Michael F. Werenski	Director	March 12, 2010
Michael F. Werenski