Form 10-Q
period 2010-03-31
United Financial Bancorp, Inc.
filed 2010-05-07
CIK 1405049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
                                                                                                            (Mark One)

[X]             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Common stock, $0.01 par value
16,721,879 shares outstanding as of May 4, 2010

United Financial Bancorp, Inc.

INDEX
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition
	March 31, 2010 (unaudited) and December 31, 2009	1

	Consolidated Statements of Earnings
	Three Months Ended March 31, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income
	Three Months Ended March 31, 2010 and 2009 (unaudited)	3

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	[Removed and Reserved]	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$13,932	$14,565
Interest-bearing deposits	7,735	7,312
Total cash and cash equivalents	21,667	21,877

Short-term investments	1,100	1,096
Securities available for sale, at fair value	225,043	243,304
Securities held to maturity, at amortized cost (fair value of $71,658 at
March 31, 2010 and $63,063 at December 31, 2009)	71,498	63,174
Loans, net of allowance for loan losses of $9,610 at March 31, 2010
and $9,180 at December 31, 2009	1,093,830	1,115,416
Other real estate owned	1,976	1,545
Accrued interest receivable	5,281	5,209
Deferred tax asset, net	11,214	11,295
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Banking premises and equipment, net	15,808	15,935
Bank-owned life insurance	28,793	28,476
Goodwill	7,717	7,844
Other intangible assets	586	613
Other assets	12,805	9,891

TOTAL ASSETS	$1,512,683	$1,541,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$904,085	$884,553
Non-interest-bearing	161,107	154,374
Total deposits	1,065,192	1,038,927
Short-term borrowings	33,995	75,488
Long-term debt	168,203	179,988
Subordinated debentures	5,380	5,357
Escrow funds held for borrowers	2,143	1,977
Capitalized lease obligations	5,109	5,141
Accrued expenses and other liabilities	8,429	8,916

Total liabilities	1,288,451	1,315,794

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares;
18,706,933 shares issued at March 31, 2010 and December 31, 2009	187	187
Paid-in capital	178,422	178,666
Retained earnings	78,117	77,456
Unearned compensation	(11,268)	(11,441)
Treasury stock, at cost (1,962,971 shares at March 31, 2010 and 1,868,335
shares at December 31, 2009)	(26,203)	(24,980)
Accumulated other comprehensive income, net of taxes	4,977	5,358
Total stockholders’ equity	224,232	225,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,512,683	$1,541,040

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income:
Loans	$15,457	$12,051
Investments	3,292	3,871
Other interest-earning assets	8	8
Total interest and dividend income	18,757	15,930

Interest expense:
Deposits	3,375	3,825
Borrowings	1,886	1,950
Total interest expense	5,261	5,775

Net interest income before provision for loan losses	13,496	10,155

Provision for loan losses	733	540

Net interest income after provision for loan losses	12,763	9,615

Non-interest income:
Fee income on depositors’ accounts	1,371	1,107
Net gain on sale of loans	88	125
Impairment charge on security	(145)	-
Wealth management income	138	132
Income from bank-owned life insurance	346	314
Other income	239	173
Total non-interest income	2,037	1,851

Non-interest expense:
Salaries and benefits	6,078	4,664
Occupancy expenses	927	665
Marketing expenses	560	342
Data processing expenses	1,067	844
Professional fees	541	423
Merger related expenses	979	-
FDIC insurance assessments	415	340
Amortization of intangible assets	28	6
Other expenses	1,423	871
Total non-interest expense	12,018	8,155

Income before income taxes	2,782	3,311

Income tax expense	1,031	1,188

Net income	$1,751	$2,123

Earnings per share:
Basic	$0.11	$0.14
Diluted	$0.11	$0.14

Weighted average shares outstanding (1):
Basic	15,618,540	15,709,006
Diluted	15,662,592	15,722,382

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714

Net income	-	-	-	2,123	-	-	-	2,123
Other comprehensive loss	-	-	-	-	-	-	1,517	1,517
Total comprehensive income								3,640

Cash dividends paid ($0.07 per share)	-	-	-	(1,091)	-	-	-	(1,091)
Treasury stock purchases	(1,000,579)	-	-	-	-	(13,624)	-	(13,624)
Stock-based compensation	-	-	621	-	-	-	-	621
ESOP shares committed to be released	-	-	67	-	186	-	-	253

Balances at March 31, 2009	16,501,370	$178	$165,046	$76,920	$(11,958)	$(17,121)	$4,448	$217,513

Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246
Prior service costs on pension and other
post retirement benefit plans	-	-	-	-	-	-	(472)	(472)

Net income	-	-	-	1,751	-	-	-	1,751
Other comprehensive income	-	-	-	-	-	-	91	91
Total comprehensive income								1,842

Cash dividends paid ($0.07 per share)	-	-	-	(1,090)	-	-	-	(1,090)
Treasury stock purchases	(164,338)	-	-	-	-	(2,124)	-	(2,124)
Reissuance of treasury shares in connection
with restricted stock grants	69,702	-	(901)	-	-	901	-	-
Stock-based compensation	-	-	591	-	-	-	-	591
ESOP shares committed to be released	-	-	66	-	173	-	-	239

Balances at March 31, 2010	16,743,962	$187	$178,422	$78,117	$(11,268)	$(26,203)	$4,977	$224,232

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2010	2009

Change in unrealized holding gains on available-for-sale securities	$27	$2,461
Reclassification adjustment for losses realized in income	145	-
Net change in unrealized gains	172	2,461
Tax effect	(81)	(944)

Other comprehensive income	$91	$1,517

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$1,751	$2,123
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	733	540
ESOP expense	239	253
Stock-based compensation	591	621
Amortization of premiums and discounts	273	93
Depreciation and amortization	360	250
Amortization of intangible assets	28	6
Net (gain) loss on sale of other real estate owned	(23)	7
Impairment charges on securities	145	-
Net gain on sale of loans	(88)	(125)
Increase in cash surrender value of bank-owned life insurance	(317)	(295)
(Increase) decrease in accrued interest receivable	(72)	131
Increase in other assets	(2,792)	(218)
Decrease in accrued expenses and other liabilities	(892)	(3,896)
Net cash used in operating activities	(64)	(510)
Cash flows from investing activities:
Purchases of securities available for sale	-	(4,599)
Proceeds from maturities, calls and principal repayments of securities
available for sale	18,303	16,782
Purchases of securities held to maturity	(11,601)	(2,043)
Proceeds from maturities, calls and principal repayments of securities
held to maturity	3,134	-
Investment in short term time deposits	(4)	(8)
Proceeds from sales of other real estate owned	271	268
Net loan originations, purchases and principal repayments	10,396	(1,830)
Proceeds from sales of loans	9,725	10,927
Purchases of property and equipment	(230)	(134)
Cash paid to acquire Levine Financial Group	-	(92)
Net cash provided by investing activities	29,994	19,271

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009 (Concluded)
(Dollars in thousands)

	2010	2009
Cash flows from financing activities:
Net increase in deposits	26,265	12,658
Net change in short-term borrowings	(35,393)	(16,578)
Repayment of long-term debt	(17,862)	(2,717)
Net increase in escrow funds held for borrowers	166	485
Payments on capitalized lease obligations	(102)	(63)
Treasury stock purchases	(2,124)	(13,163)
Cash dividends paid	(1,090)	(1,091)
Net cash used in financing activities	(30,140)	(20,469)
Decrease in cash and cash equivalents	(210)	(1,708)
Cash and cash equivalents at beginning of period	21,877	13,572
Cash and cash equivalents at end of period	$21,667	$11,864

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$5,983	$5,741
Income taxes – net	41	4,600
Non-cash items:
Transfer of loans to other real estate owned	677	-
Trade date accounting for treasury stock purchases	-	461

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary, United Bank (the “Bank”). UCB Securities, Inc. is a subsidiary of the Bank and is engaged in the buying, selling and holding of securities.  UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These entities are collectively referred to herein as the “Company”.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2010.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standard Update 2009-05 (ASU 2009-05) “Measuring Liabilities at Fair Value”, in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC. This ASU was issued in response to the credit crisis and will reduce potential differences in measuring liabilities at fair value and thus promote comparability of companies’ financial statements.  This update is effective for interim and fiscal periods beginning after October 1, 2009. The adoption of ASU 2009-05 on January 1, 2010 had no material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standard Update 2010-06 (ASU 2010-06) “Improving Disclosures about Fair Value Measurements”, in accordance with and as required by the Fair Value Measurements and Disclosures Topic of FASB ASC. This ASU was issued in response to the recommendations of a number of constituents that the FASB improve disclosure requirements related to Fair Value Measurements and Disclosures.  This update is effective for interim and fiscal periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of this new guidance has been applied to the Company’s Consolidated Financial Statements as disclosed in Note M.  The disclosure exceptions are effective for fiscal years beginning after December 15, 2010, and for the interim periods within those fiscal years.  The adoption of ASU 2010-06 disclosure provisions effective for the Company on January 1, 2010 had no material effect on the Company’s Consolidated Financial Statements.

In February 2010, the FASB issued Accounting Standard Update 2010-09 (ASU 2010-09) “Amendments to Certain Recognition and Disclosure Requirements”, in accordance with and as required by the Subsequent Events Topic of FASB ASC 855.  This ASU was issued in response to a number of constituents informing the FASB that the requirements to disclose the date that the financial statements are issued potentially conflict with existing Securities and Exchange Commission’s (SEC) guidance.  This update provides that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between FASB ASC 855 and the SEC’s requirements.  The adoption of this new guidance has been applied to the Company’s Consolidated Financial Statements as disclosed in Note O.

NOTE C – CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses, the evaluation of the investment portfolio for other-than-temporary impairment (“OTTI”), income taxes, goodwill and identifiable intangible assets and fair value of financial instruments.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties.  Inaccurate assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals and discounted cash flow valuations are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on, among other things, changes in economic and real estate market conditions.

The allowance has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as potential problem loans through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loans. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, credit grade and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations in establishing factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, the Office of Thrift Supervision, our primary federal regulator, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such an agency may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax bases of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. At March 31, 2010 and December 31, 2009 the Company has not recorded a valuation allowance. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.  In determining the need for a valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Goodwill and Identifiable Intangible Assets. Goodwill and identifiable intangible assets are recorded as a result of business acquisitions and combinations. These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Fair Valuation of Financial Instruments. The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

NOTE D – EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed as required by the Earnings Per Share Topic of FASB ASC. Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the Bank’s Employee Stock Ownership Plan (the “ESOP”). Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended
	March 31,
	2010	2009
Net income	$1,751	$2,123

Weighted average common shares applicable to basic EPS (3)	15,618,540	15,709,006
Effect of dilutive potential common shares (1) (2)	44,052	13,376

Weighted average common shares applicable to diluted EPS (3)	15,662,592	15,722,382

Earnings per share:
Basic	$0.11	$0.14
Diluted	$0.11	$0.14
(1)   Options to purchase 1,470,776 and 1,295,863 shares for three months ended March 31, 2010 and 2009, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

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

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
March 31, 2010:
Debt Securities:
Government-sponsored enterprises	$314	$11	$-	$325
Government-sponsored and government-
guaranteed mortgage-backed securities	198,481	9,518	(121)	207,878
Private label mortgage-backed securities	3,934	75	(55)	3,954
Municipal bonds	11,004	186	(262)	10,928
Corporate bonds	1,448	372	-	1,820
Subtotal	215,181	10,162	(438)	224,905
Marketable equity securities	97	41	-	138
Total	$215,278	$10,203	$(438)	$225,043

December 31, 2009:
Debt Securities:
Government-sponsored enterprises	$342	$11	$-	$353
Government-sponsored and government-
guaranteed mortgage-backed securities	215,819	9,216	(199)	224,836
Private label mortgage-backed securities	4,999	97	(60)	5,036
Municipal bonds	11,004	189	(260)	10,933
Corporate bonds	1,449	279	(16)	1,712
Subtotal	233,613	9,792	(535)	242,870
Marketable equity securities	97	337	-	434
Total	$233,710	$10,129	$(535)	$243,304

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
March 31, 2010:
Government-sponsored and government-
guaranteed mortgage-backed securities	$62,152	$358	$(270)	$62,240
Private label mortgage-backed securities	687	6	-	693
IRB	1,035	-	-	1,035
State of Israel bonds	150	-	-	150
Municipal bonds	7,474	78	(12)	7,540
Total	$71,498	$442	$(282)	$71,658
December 31, 2009:
Government-sponsored and government-
guaranteed mortgage-backed securities	$53,769	$180	$(418)	$53,531
Private label mortgage-backed securities	737	13	-	750
IRB	1,039	-	-	1,039
State of Israel bonds	150	-	-	150
Municipal bonds	7,479	114	-	7,593
Total	$63,174	$307	$(418)	$63,063

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2010, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2010
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$2,925	$2,930	$460	$464
Due from one year to five years	5,403	5,561	604	628
Due from five years to ten years	22,362	23,369	18,566	18,694
Due after ten years	184,491	193,045	51,868	51,872
	$215,181	$224,905	$71,498	$71,658

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists primarily of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises. The Company also owns $4.4 million of private label residential mortgage-backed securities as a result of its acquisition of CNB Financial on November 30, 2009.

Gross unrealized losses and fair values at March 31, 2010 and December 31, 2009 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
At March 31, 2010:
Securities Available for Sale
Debt Securities:
Government-sponsored and
government-guaranteed mortgage-
backed securities	$13,670	$(119)	$871	$(2)	16	$14,541	$(121)
Private label mortgage-backed
securities	2,092	(55)	-	-	2	2,092	(55)
Municipal bonds	1,766	(161)	928	(101)	8	2,694	(262)
Total	$17,528	$(335)	$1,799	$(103)	26	$19,327	$(438)

Securities Held to Maturity
Government-sponsored and
government-guaranteed mortgage-
backed securities	$31,609	$(270)	$-	$-	13	$31,609	$(270)
Municipal bonds	2,981	(12)	-	-	16	2,981	(12)
Total	$34,590	$(282)	$-	$-	29	$34,590	$(282)

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
At December 31, 2009:
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

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent an other-than temporary impairment as of March 31, 2010. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery. At March 31, 2010, management has recorded an impairment charge of $145,000 on one of its private company stock which is carried at cost and is included in other assets.

NOTE F – LOANS

The components of the loan portfolio were as follows at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Residential mortgages	$328,140	$343,300
Commercial mortgages	413,118	409,680
Construction	49,082	48,808
Home equity	136,652	137,371
Commercial and industrial	151,270	159,437
Automobile	14,137	14,729
Consumer	8,688	8,916
Total loans	1,101,087	1,122,241

Net deferred loan costs and fees	2,353	2,355
Allowance for loan losses	(9,610)	(9,180)
Loans, net	$1,093,830	$1,115,416

NOTE G – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Non-accrual loans:
Residential mortgages	$943	$1,190
Commercial mortgages (1)	10,086	10,717
Construction	4,346	3,280
Home equity	528	492
Commercial and industrial	510	571
Automobile	-	4
Other consumer	47	33
Total non-accrual loans	16,460	16,287

Other real estate owned	1,976	1,545
Total non-performing assets	$18,436	$17,832

Ratios:
Total non-performing loans to total loans	1.49%	1.45%
Total non-performing assets to total assets	1.22%	1.16%

(1) Includes a $3.5 million troubled debt restructured commercial mortgage loan which was restructured in the first quarter of 2010. There were no additional commitments to this borrower. As of March 31, 2010 there were no other troubled debt restructured loans.

NOTE H – FAIR VALUE OF IMPAIRED LOANS ACQUIRED

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Company will be unable to collect all contractually required payments are accounted for as required by and in accordance with the Receivables Topic of FASB ASC, “Loans and Debt Securities Acquired with Deteriorating Credit Quality” and under AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV), some of which are not immediately available as of the purchase date. The Company continues to evaluate this information and other credit-related information as it becomes available. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in loans if those differences are attributable, at least in part, to credit quality.

The initial fair values for loans within the scope of SOP 03-3 are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected at acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

As of November 30, 2009, the CNB Financial acquired commercial loans within the scope of SOP 03-3 had an unpaid principal balance of $5.2 million and a fair value of $3.1 million.  At March 31, 2010, the unpaid principal balance on these commercial loans was $4.8 million and the carrying value on these loans was $2.7 million. The following table provides details on loans obtained in connection with the CNB Financial acquisition within the scope of SOP 03-3.

Acquired loan information for CNB Financial:
As of November 30, 2009:
Contractually required payments	$5,178
Less: Nonaccretable difference	(2,099)
Cash flows expected to be collected (1)	3,079
Less: Accretable yield	(13)
Fair value of loans acquired	$3,066

(1) The Bank has not factored any prepayments into the expected cash flows.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences. There were no changes in expected cash flows from the date of acquisition that resulted in adjustments to the accretable or nonaccretable differences or provision for credit losses.

Loans in the SOP 03-3 population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the SOP 03-3 carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the SOP 03-3 pool at its carrying value, as well as the related allowance for loan losses, and classified as a troubled debt restructure.  At March 31, 2010 the Company did not have any troubled debt restructured acquired loans.

NOTE I – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Three Months Ended
	March 31,
	2010	2009

Balance at beginning of period	$9,180	$8,250
Provision for loan losses	733	540
Charge-offs:
Commercial mortgages	(90)	-
Construction	(88)	(65)
Home equity	(48)	-
Commercial and industrial	(68)	(39)
Automobile	(3)	(5)
Other consumer	(11)	(1)
Total charge-offs	(308)	(110)
Recoveries:
Commercial and industrial	5	47
Automobile	-	1
Total recoveries	5	48
Net charge-offs	(303)	(62)
Balance at end of period	$9,610	$8,728
Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.11%	0.03%
Allowance for loan losses to non-performing
loans at end of period	58.38%	201.43%
Allowance for loan losses to total
loans at end of period	0.87%	1.01%

NOTE J – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009

Unused lines of credit	$227,035	$226,543
Amounts due mortgagors	28,201	30,225
Standby letters of credit	3,215	6,155
Commitments to originate loans	3,479	16,120

The Company also has a commitment to invest up to $1.0 million in a venture capital fund. As of March 31, 2010 the Company has contributed $300,000 to the fund.

NOTE K – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Demand	$161,107	$154,374
NOW	39,338	42,262
Savings	165,946	174,270
Money market	231,222	189,763
Certificates of deposit	467,579	478,258
	$1,065,192	$1,038,927

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

Assets measured at fair value on a recurring basis, are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
At March 31, 2010
Securities available for sale:
Government-sponsored enterprises	$325	$-	$-	$325
Government-sponsored and government-
guaranteed mortgage-backed securities	-	207,878	-	207,878
Private label mortgage-backed securities	-	3,954	-	3,954
Municipal bonds	-	10,626	302	10,928
Corporate bonds	-	-	1,820	1,820
Marketable equity securities	138	-	-	138
Mortgage servicing rights	-	-	450	450
Total	$463	$222,458	$2,572	$225,493

At December 31, 2009
Securities available for sale
Government-sponsored enterprises	$353	$-	$-	$353
Government-sponsored and government-
guaranteed mortgage-backed securities	-	224,836	-	224,836
Private label mortgage-backed securities	-	5,036	-	5,036
Municipal bonds	-	10,631	302	10,933
Corporate bonds	-	-	1,712	1,712
Marketable equity securities	434	-	-	434
Mortgage servicing rights	-	-	313	313
Total	$787	$240,503	$2,327	$243,617

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2010.

Balance at December 31, 2009	$2,327
Total realized/unrealized losses included in net income	(3)
Change in unrealized gain	109
Purchases, sales, issuances and settlements	139
Transfers in and out of Level 3	-
Balance at March 31, 2010	$2,572

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Also, the Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three months ended March 31, 2010.

				Three Months Ended
				March 31, 2010
	At March 31, 2010			Total
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Loans	$-	$16,460	$-	$(607)
Other real estate owned	-	1,976	-	-
Other assets	-	-	545	(145)

Total assets	$-	$18,436	$545	$(752)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is private company stock which is carried at cost. Management has determined that several impairment indicators exist and that the investment is impaired. In its evaluation, management considers the investee's earnings performance, credit rating, asset quality, regulatory, economic, or technological environment operating environment, and the investee's ability to continue as a going concern. The cost basis of the individual security was written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and is included in earnings.  As a result, management has recorded an impairment charge of $145,000 at March 31, 2010.

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments.  For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at March 31, 2010 and at December 31, 2009 also approximates fair value.

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

Loans.  For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and consumer loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using a valuation method selected by management. The fair values of residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows were based on factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances, as required by the Financial Instruments Topic of FASB ASC.

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

Subordinated Debentures.  The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering. The fair value estimate is determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments.  The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  In the case of the commitments discussed in Note I, the fair value equals the carrying amounts which are not significant.

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At March 31, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$21,667	$21,667	$21,877	$21,877
Short-term investments	1,100	1,100	1,096	1,096
Securities available for sale	225,043	225,043	243,304	243,304
Securities held to maturity	71,498	71,658	63,174	63,063
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,093,830	1,087,625	1,115,416	1,109,232

Financial Liabilities:
Deposits (with no stated maturity)	597,613	597,613	560,669	560,669
Time deposits	467,579	473,675	478,258	483,843
Federal Home Loan Bank of Boston advances	160,136	164,655	208,173	211,954
Repurchase agreements	42,062	40,905	47,303	46,068
Subordinated debentures	5,380	5,380	5,357	5,357

NOTE N – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at March 31, 2010 and 2009. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended March 31,
	2010		2009
		Director		Director
		Retirement		Retirement
	SERP	Plan	SERP	Plan
Periodic benefit cost:
Service cost	$80	$17	$69	$15
Interest cost	44	10	35	9
Total pension cost	124	27	104	24
Prior service cost amortization	29	9	19	9
Net periodic benefit cost	$153	$36	$123	$33

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2010.

NOTE O – SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, the Company has evaluated events and transactions through the date the financial statements were issued.

Cash dividend declared.  On April 15, 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share. The dividend is payable on May 27, 2010 to stockholders of record as of May 6, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates, risks in the loan portfolio, loan demand, legislative or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets decreased $28.4 million, or 1.8%, to $1.513 billion at March 31, 2010 from $1.541 billion at December 31, 2009 mainly due to decreases in net loans and available for sale investment securities, partially offset by an increase in held to maturity investment securities.  Net loans decreased $21.6 million, or 1.9%, to $1.094 billion at March 31, 2010 from $1.115 billion at December 31, 2009 reflecting the sale of $9.7 million in lower coupon, fixed rate residential mortgages.  The residential real estate and commercial loan portfolios were also affected by slower origination volume, loan prepayments and normal amortization. Securities available for sale decreased $18.3 million, or 7.5%, to $225.0 million at March 31, 2010 from $243.3 million at December 31, 2009, as a result of repayments, primarily of government-sponsored and guaranteed mortgage-backed securities.  Securities held to maturity increased $8.3 million to $71.5 million at March 31, 2010 due to purchases of mortgage-backed securities classified as held to maturity totaling $11.6 million, partially offset by repayments of $3.1 million.

Total deposits increased $26.3 million, or 2.5%, to $1.065 billion at March 31, 2010 compared to $1.039 billion at December 31, 2009 primarily due to growth in core deposits accounts of $36.9 million, or 6.6%, to $597.6 million at March 31, 2010 from $560.7 million at December 31, 2009 (primarily in demand and money market accounts). The strong growth in core account balances was driven by the success of sales and marketing inititives in our new Worcester markets, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $10.7 million, or 2.2%, to $467.6 million at March 31, 2010 compared to $478.3 million at December 31, 2009 in connection with planned runoff in the brokered deposit portfolio. Short-term borrowings were reduced by $41.5 million, or 55.0% to $34.0 million at March 31, 2010 compared to $75.5 million at December 31, 2009 as a result of paydowns of FHLBB advances using cash flows from the loan and investment portfolios and increased deposit levels.  Long-term debt decreased $11.8 million, or 6.5%, to $168.2 million at March 31, 2010 compared to $180.0 million at December 31, 2009 largely attributable to maturities and payments.  At March 31, 2010, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $1.0 million, or 0.5%, to $224.2 million at March 31, 2010 from $225.2 million at December 31, 2009 as a result of repurchases of our common stock totaling $2.1 million, cash dividend payments amounting to $1.1 million and a decrease of $381,000 in other comprehensive income. These decreases were partially offset by net income of $1.8 million for the three months ended March 31, 2010, stock-based compensation expense totaling $591,000 and ESOP compensation expense of $239,000.

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers.  Non-performing loans totaled $16.5 million, or 1.49%, of total loans, at March 31, 2010 and $16.3 million, or 1.45%, of total loans, at December 31, 2009.  The non-performing loan totals for these two periods include a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and restructured during the first quarter of 2010.  It was classified as a troubled debt restructure and has been placed on non-accrual status as of March 31, 2010.  This loan will be returned to accruing status if the borrower remains current on the new payments for a period of six months. Management expects that several impaired loans with active workout plans will be substantially paid down or paid in full by the end of the second quarter of 2010.  See also “Note G – Non-Performing Assets” in the Notes to the Unaudited Consolidated Financial Statements in this report.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At March 31, 2010
Residential mortgages	3	$307	3	$943		6	$1,250
Commercial mortgages	3	548	14	6,571	(1)	17	7,119
Construction	-	-	7	4,346		7	4,346
Home equity	6	251	3	528		9	779
Commercial and industrial	2	11	14	510		16	521
Automobile	1	2	-	-		1	2
Other consumer	2	1	1	47		3	48
Total	17	$1,120	42	$12,945		59	$14,065

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	-	-	3	4		3	4
Other consumer	3	11	1	33		4	44
Total	33	$4,299	46	$16,287		79	$20,586

(1) Does not include a $3.5 million commercial mortgage loan which was restructured in the first quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to restructured payment terms.

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The total amount of loans in the table below at March 31, 2010 includes twenty one relationships which represent 63% of the classified loans. Construction loans for one- to-four family or condominium development represent 23% of the total classified asset total. Of the $2.0 million in other real estate owned, $820,000 are under contract with closings expected in the second quarter of 2010.

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Classified Loans:
Special mention	$32,306	$33,507
Substandard	45,564	45,354
Doubtful	115	136
Loss	-	-

Total classified loans	$77,985	$78,997

Foreclosed Assets:
Other real estate owned	1,976	1,545

Total classified assets	$79,961	$80,542

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and FHLBB advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, gain on sale of loans and securities, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, data processing, occupancy, marketing, professional fees, FDIC insurance assessment, postage, printing, office supplies, and other operating expenses.  In 2010, our non-interest expenses also include merger related expenses relating to our acquisition of CNB Financial on November 30, 2009.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income.  The Company’s net income was $1.8 million, or $0.11 per diluted share, for the first quarter of 2010 compared to net income of $2.1 million, or $0.14 per diluted share, for the same period in 2009.  Excluding acquisition related costs totaling $979,000 ($808,000 net of tax benefit), net income would have been $2.6 million, or $0.16 per diluted share, for the first quarter of 2010.  The improved quarterly operating results (excluding acquisition related expenses) were primarily due to growth in net interest income, driven by net interest margin expansion and an increase in average interest earning assets, as well as an increase in fee income.  These items were partially offset by a higher provision for loan losses, a $145,000 non-cash, non-deductible charge for other-than-temporary-impairment of an investment security and an increase in non-interest expense.  The improvement in earnings per share (excluding acquisition related costs) was influenced by growth in earnings (excluding acquisition related costs) and the positive impact of stock repurchases.

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

	Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate	$341,337	$4,632	5.43%	$355,060	$4,943	5.57%
Commercial real estate	455,852	7,069	6.20%	282,593	4,187	5.93%
Home equity	138,530	1,443	4.17%	121,371	1,418	4.67%
Commercial and industrial	152,627	1,977	5.18%	82,804	1,113	5.38%
Consumer and other	23,983	336	5.60%	27,752	390	5.62%
Total loans	1,112,329	15,457	5.56%	869,580	12,051	5.54%
Investment securities	302,916	3,292	4.35%	313,799	3,871	4.93%
Other interest-earning assets	19,011	8	0.17%	14,661	8	0.22%
Total interest-earning assets	1,434,256	18,757	5.23%	1,198,040	15,930	5.32%
Noninterest-earning assets(1)	94,953			53,185
Total assets	$1,529,209			$1,251,225

Interest-bearing liabilities:
Savings accounts	$170,489	397	0.93%	$105,664	288	1.09%
Money market accounts	206,325	449	0.87%	171,175	626	1.46%
NOW accounts	38,650	50	0.52%	30,344	35	0.46%
Certificates of deposit	467,551	2,479	2.12%	367,031	2,876	3.13%
Total interest-bearing deposits	883,015	3,375	1.53%	674,214	3,825	2.27%
FHLB advances	202,644	1,552	3.06%	204,501	1,737	3.40%
Other interest-bearing liabilities	53,981	334	2.47%	31,780	213	2.68%
Total interest-bearing liabilities	1,139,640	5,261	1.85%	910,495	5,775	2.54%
Demand deposits	155,358			111,099
Other noninterest-bearing liabilities	9,425			8,948
Total liabilities	1,304,423			1,030,542
Stockholders' equity	224,786			220,683
Total liabilities and stockholders' equity	$1,529,209			$1,251,225

Net interest income		$13,496			$10,155
Interest rate spread(2)			3.38%			2.78%
Net interest-earning assets(3)	$294,616			$287,545
Net interest margin(4)			3.76%			3.39%
Average interest-earning assets to
average interest-bearing liabilities			125.85%			131.58%

(1)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$(188)	$(123)	$(311)
Commercial real estate	2,679	203	2,882
Home equity	188	(163)	25
Commercial and industrial	906	(42)	864
Consumer and other	(53)	(1)	(54)
Total loans	3,532	(126)	3,406
Investment securities	(130)	(449)	(579)
Other interest-earning assets	1	(1)	-
Total interest-earning assets	3,403	(576)	2,827

Interest-bearing liabilities:
Savings accounts	156	(47)	109
Money market accounts	111	(288)	(177)
NOW accounts	11	4	15
Certificates of deposit	671	(1,068)	(397)
Total interest-bearing deposits	949	(1,399)	(450)
FHLB advances	(16)	(169)	(185)
Other interest-bearing liabilities	139	(18)	121
Total interest-bearing liabilities	1,072	(1,586)	(514)

Change in net interest income	$2,331	$1,010	$3,341

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $3.3 million, or 32.9%, to $13.5 million for the first quarter of 2010 from $10.2 million for the same period in 2009 as a result of net interest margin expansion and an increase in average interest earning assets. Net interest margin increased 37 basis points to 3.76% for the three months ended March 31, 2010, from 3.39% for the same period in 2009 due to acquisition of higher yielding loans, net of acquisition accounting adjustments totaling $732,000 and improved spreads.  These items were partially offset by an increased cost to fund share repurchases, growth in excess cash balances held in low yielding Federal Reserve Bank and FHLBB accounts and an increase in non-performing loans.

Interest Income.  Interest income increased $2.8 million, or 17.7%, to $18.8 million for the three months ended March 31, 2010 from $15.9 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets.  Total average interest-earning asset balances increased $236.2 million, or 19.7%, to $1.434 billion for the first quarter of 2010, due in large part to the acquisition of CNB Financial in the fourth quarter of 2009 and to a lesser extent organic loan origination activity.  These items were partially offset by 2009 loan and investment security sales and prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio.  The yield on average interest-earning assets decreased by 9 basis points to 5.23% for the first quarter of 2010 in connection with the lower interest rate environment, partially offset by accretion of certain loan fair value accounting adjustments totaling $302,000 in the first quarter of 2010.  The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense.  Interest expense decreased $514,000, or 8.9%, to $5.3 million for the three months ended March 31, 2010 from $5.8 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 69 basis points to 1.85% for the three months ended March 31, 2010 reflecting the repricing of savings, money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board as well as a $430,000 reduction in interest expense associated with the amortization of certain deposits and borrowings fair value accounting adjustments. Average interest-bearing liabilities increased $229.1 million, or 25.2%, to $1.140 billion for the three months ended March 31, 2010 from $910.5 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities due in large part to the acquisition of CNB Financial in the fourth quarter of 2009.

Provision for Loan Losses. The provision for loan losses increased $193,000, or 35.7%, to $733,000 for the three months ended March 31, 2010 compared to $540,000 for the same period in 2009. The increase in the provision for the first quarter of 2010 reflects the impact of an increase in non-accrual and classified loans and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.  The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $9.6 million, or 0.87%, of loans outstanding at March 31, 2010. In accordance with generally accepted accounting principles, the Company recorded the loans acquired from CNB Financial at fair value and recognized the credit mark on loans purchased from other financial institutions as a component of fair value. At March 31, 2010, the remaining balance of the loan fair value adjustments was $6.4 million, or 2.4% of the total $262.9 million in outstanding purchased loans. Excluding the $240.5 million outstanding balance of loans acquired from CNB Financial and $22.4 million outstanding balance of loans purchased from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.15%.

Non-interest Income.  Non-interest income increased $186,000, or 10%, to $2.0 million for the three months ended March 31, 2010, mainly attributable to growth in deposit service charges of $264,000 or 23.8%, as a result of growth in accounts and transactions, as well as increases of $32,000 in income from bank-owned life insurance and $66,000 in other income.  These increases were partially offset by the other-than-temporary impairment charge of an equity security of $145,000 and a decrease in gains on sales of loans of $37,000 or 29.6%.

Non-interest Expense.  Non-interest expense increased $3.9 million, or 47.4%, to $12.0 million for the first quarter of 2010 from $8.2 million in the same period last year.  Excluding acquisition related costs totaling $979,000, total non-interest expense would have been $11.0 million, an increase of $2.9 million or 35.4% from the same period last year.  Salaries and benefits increased $1.4 million, or 30.3%, mainly due to costs incurred to operate our new Worcester operations and, to a lesser extent, staffing costs related to our Chicopee branch, which opened in the second quarter of 2009 and annual wage increases.  Occupancy costs grew $262,000, or 39.4%, principally attributable to expenses incurred to operate our new Worcester facilities, and to a lesser extent, the opening of our new Chicopee branch.  Marketing expenses increased $218,000, or 63.7%, in connection with advertising and promotional expenses relating to our Worcester operations.  Data processing costs increased $223,000, or 26.4%, reflecting expenses relating to our new Worcester accounts and a larger loan and deposit account base in our Springfield market.  Other expenses increased $552,000, or 63.4%, during the first quarter of 2010, largely related to additional costs for the Worcester operations.

Income Tax Expense. Income tax expense decreased $157,000 to $1.0 million for three months ended March 31, 2010 from the comparable 2009 period as a result of lower pretax income, partially offset by an increase in the effective tax rate from 35.9% in 2009 to 37.1% in 2010.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms and (v ) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at March 31, 2010 and December 31, 2009.

Net Interest Income At-Risk

	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(March 31, 2010)	(December 31, 2009)

-100	(2.0)%	(2.8)%
Stable	0.0%	0.0%
+200	1.7%	0.5%

The preceding income simulation analysis is for United Bank and its subsidiary only and does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  Also, market conditions, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables and other factors may vary significantly from assumptions used.

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, a net portfolio value calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The tables below set forth, at the dates indicated, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for the Bank and its subsidiary only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc.

	March 31, 2010
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+300	$140,236	$(53,374)	(28)%	10.16%	(278)
+200	161,985	(31,625)	(16)	11.40	(153)
+100	181,394	(12,216)	(6)	12.41	(52)
0	193,610			12.93
-100	209,468	15,858	8	13.70	77

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

The tables above indicate that at March 31, 2010 and December 31, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 28% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at March 31, 2010 and December 31, 2009, we would experience an 8% and 7%, respectively, increase in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At March 31, 2010 our liquidity ratio was 17.98%, compared to 19.49% at December 31, 2009.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $21.7 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $225.0 million and $71.5 million, respectively, at March 31, 2010. In addition, at March 31, 2010, we had the ability to borrow a total of approximately $375.5 million from the FHLBB. On that date, we had $157.7 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2010, we had $3.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $227.0 million in unused lines of credit to borrowers and $28.2 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of March 31, 2010 totaled $311.6 million, or 29.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLBB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2010, we originated $39.3 million of loans and purchased $11.6 million of securities. In the comparable 2009 period, we originated $60.0 million of loans and purchased $6.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $26.3 million and $12.7 million for the three months ended March 31, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. FHLBB advances decreased by $48.0 million and $21.7 million during the three months ended March 31, 2010 and 2009, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down short term FHLBB advances. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $205.9 million at March 31, 2010 and $185.8 million at December 31, 2009. At March 31, 2010 and December 31, 2009, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $56.1 million at March 31, 2010.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders.  United Financial also has repurchased shares of its common stock.  At March 31, 2010, United Financial had liquid assets of $11.7 million.

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

Contractual Obligations

 In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.  The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2010.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$311,593	$110,995	$44,569	$-	$467,157
Federal Home Loan Bank advances	11,395	61,119	50,599	34,554	157,667
Repurchase agreements	22,062	-	-	20,000	42,062
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	3,215	-	-	-	3,215
Operating leases	1,064	1,776	1,646	4,865	9,351
Capitalized leases	406	812	813	6,661	8,692
Future benefits to be paid under
retirement plans	199	3,540	171	4,650	8,560
Total	$349,934	$178,242	$97,798	$78,462	$704,436
Commitments:
Commitments to extend credit	$261,930	$-	$-	$-	$261,930
Commitment to invest in venture
capital fund	700	-	-	-	700
Total	$262,630	$-	$-	$-	$262,630

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

			To Be Well Capitalized
		For Capital	Under Regulatory
	Actual	Adequacy Purposes	Framework
As of March 31, 2010:
Total risk-based capital	16.96%	8.00%	10.00%

Tier 1 risk-based capital	16.13%	4.00%	6.00%

Tier 1 (core) capital	12.60%	4.00%	5.00%

Tangible equity	12.60%	1.50%	N/A

As of December 31, 2009:
Total risk-based capital	16.53%	8.00%	10.00%

Tier 1 risk-based capital	15.73%	4.00%	6.00%

Tier 1 (core) capital	12.14%	4.00%	5.00%

Tangible equity	12.14%	1.50%	N/A

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

At March 31, 2010, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s Consolidated Financial Statements.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At March 31, 2010, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No unregistered securities were sold by the Company during the quarter ended March 31, 2010.

 (b) Not applicable

 (c) The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2010.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs (1)

January 1 - 31, 2010	130,641	$12.90	130,641	601,884

February 1 - 28, 2010	33,697	13.01	33,697	568,187

March 1 - 31, 2010	-	-	-	568,187
Total	164,338	$12.92	164,338

(1)   On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  [Removed and Reserved]

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

United Financial Bancorp, Inc.

Date: May 7, 2010	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer