Form 10-Q
period 2010-06-30
United Financial Bancorp, Inc.
filed 2010-08-06
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value

16,309,321 shares outstanding as of August 4, 2010

United Financial Bancorp, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$16,214	$14,565
Interest-bearing deposits	41,664	7,312

Total cash and cash equivalents	57,878	21,877

Short-term investments	—	1,096
Securities available for sale, at fair value	226,100	243,304
Securities held to maturity, at amortized cost (fair value of $76,038 at June 30, 2010 and $63,063 at December 31, 2009)	74,247	63,174
Loans held for sale	725	—
Loans, net of allowance for loan losses of $9,722 at June 30, 2010 and $9,180 at December 31, 2009	1,086,852	1,115,416
Other real estate owned	2,007	1,545
Accrued interest receivable	5,141	5,209
Deferred tax asset, net	12,181	11,295
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Banking premises and equipment, net	15,647	15,935
Bank-owned life insurance	28,526	28,476
Goodwill	7,731	7,844
Other intangible assets	559	613
Other assets	11,956	9,891

TOTAL ASSETS	$1,544,915	$1,541,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$940,697	$884,553
Non-interest-bearing	166,999	154,374

Total deposits	1,107,696	1,038,927
Short-term borrowings	32,479	75,488
Long-term debt	160,562	179,988
Subordinated debentures	5,402	5,357
Escrow funds held for borrowers	1,687	1,977
Capitalized lease obligations	5,077	5,141
Accrued expenses and other liabilities	8,910	8,916

Total liabilities	1,321,813	1,315,794

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued at June 30, 2010 and December 31, 2009	187	187
Paid-in capital	179,065	178,666
Retained earnings	79,962	77,456
Unearned compensation	(11,096)	(11,441)
Treasury stock, at cost (2,348,307 shares at June 30, 2010 and 1,868,335 shares at December 31, 2009)	(31,512)	(24,980)
Accumulated other comprehensive income, net of taxes	6,496	5,358

Total stockholders’ equity	223,102	225,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,544,915	$1,541,040

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$15,404	$11,721	$30,861	$23,772
Investments	3,122	3,390	6,414	7,261
Other interest-earning assets	10	9	18	17

Total interest and dividend income	18,536	15,120	37,293	31,050

Interest expense:
Deposits	3,507	3,644	6,882	7,469
Borrowings	1,742	1,933	3,628	3,883

Total interest expense	5,249	5,577	10,510	11,352

Net interest income before provision for loan losses	13,287	9,543	26,783	19,698

Provision for loan losses	450	675	1,183	1,215

Net interest income after provision for loan losses	12,837	8,868	25,600	18,483

Non-interest income:
Fee income on depositors’ accounts	1,340	1,162	2,711	2,269
Net gain on sale of loans	109	238	197	363
Net gain on sale of securities	—	461	—	461
Impairment charge on security	—	—	(145)	—
Wealth management income	167	212	305	344
Income from bank-owned life insurance	340	340	686	654
Other income	263	182	502	355

Total non-interest income	2,219	2,595	4,256	4,446

Non-interest expense:
Salaries and benefits	5,968	4,615	12,046	9,279
Occupancy expenses	800	641	1,727	1,306
Marketing expenses	622	414	1,182	756
Data processing expenses	959	797	2,026	1,641
Professional fees	358	295	899	718
Merger related expenses	169	1,161	1,148	1,161
FDIC insurance assessments	325	890	740	1,230
Amortization of intangible assets	28	6	55	11
Other expenses	1,402	1,211	2,826	2,083

Total non-interest expense	10,631	10,030	22,649	18,185

Income before income taxes	4,425	1,433	7,207	4,744

Income tax expense	1,492	873	2,523	2,061

Net income	$2,933	$560	$4,684	$2,683

Earnings per share:
Basic	$0.19	$0.04	$0.30	$0.17
Diluted	$0.19	$0.04	$0.30	$0.17

Weighted average shares outstanding:
Basic	15,440,400	15,180,716	15,528,928	15,443,352
Diluted	15,517,810	15,194,405	15,589,973	15,457,191

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714

Noncredit-related OTTI (1)	—	—	—	337	—	—	(337)	—
Net income	—	—	—	2,683	—	—	—	2,683
Other comprehensive income	—	—	—	—	—	—	646	646

Total comprehensive income								3,329

Cash dividends paid ($0.14 per share)	—	—	—	(2,154)	—	—	—	(2,154)
Treasury stock purchases	(1,251,979)	—	—	—	—	(16,901)	—	(16,901)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(10,459)	—	—	—	—	(137)	—	(137)
Tax benefit from MRP vesting	—	—	33	—	—	—	—	33
Reissuance of treasury shares in connection with restricted stock grants	398	—	(5)	—	—	5	—	—
Stock-based compensation	—	—	1,238	—	—	—	—	1,238
ESOP shares committed to be released	—	—	135	—	358	—	—	493

Balances at June 30, 2009	16,239,909	$178	$165,759	$76,754	$(11,786)	$(20,530)	$3,240	$213,615

Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246

Net income	—	—	—	4,684	—	—	—	4,684
Other comprehensive income	—	—	—	—	—	—	1,417	1,417
Prior service costs on pension and other post retirement benefit plans	—	—	—	—	—	—	(279)	(279)

Total comprehensive income								5,822

Cash dividends paid ($0.14 per share)	—	—	—	(2,178)	—	—	—	(2,178)
Treasury stock purchases	(538,645)	—	—	—	—	(7,274)	—	(7,274)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(14,029)	—	—	—	—	(202)	—	(202)
Tax benefit from MRP vesting	—	—	63	—	—	—	—	63
Reissuance of treasury shares in connection with restricted stock grants	72,702	—	(944)	—	—	944	—	—
Stock-based compensation	—	—	1,179	—	—	—	—	1,179
ESOP shares committed to be released	—	—	101	—	345	—	—	446

Balances at June 30, 2010	16,358,626	$187	$179,065	$79,962	$(11,096)	$(31,512)	$6,496	$223,102

(1)	As required by the Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) Topic of FASB ASC, reflects noncredit-related OTTI on securities not expected to be sold in other comprehensive income (loss), effective April 1, 2009.

The components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30,
	2010	2009
Change in unrealized holding gains on available-for-sale securities	$2,158	$1,491
Reclassification adjustment for losses (gains) realized in income	145	(461)

Net change in unrealized gains	2,303	1,030
Tax effect	(886)	(384)

	1,417	646

Pension liability for retirement plans	(332)	—
Pension liability adjustment	(44)	—

Net change in pension liability	(376)	—
Tax effect	97	—

	(279)	—

Other comprehensive income	$1,138	$646

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

(Dollars in thousands)

	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,684	$2,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,183	1,215
ESOP expense	446	493
Stock-based compensation	1,179	1,238
Tax benefit from MRP vesting	(63)	—
Amortization of premiums and discounts	546	169
Depreciation and amortization	701	508
Amortization of intangible assets	55	11
Net (gain) loss on sale of other real estate owned	(121)	15
Impairment charges on securities	145	—
Net gain on sale of securities	—	(461)
Loans originated for sale	(5,309)	(16,018)
Proceeds from sales of loans held for sale	4,693	16,381
Net gain on sale of loans	(197)	(363)
Net increase in cash surrender value of bank-owned life insurance	(50)	(617)
Decrease in accrued interest receivable	68	297
Increase in other assets	(3,692)	(4,805)
Decrease in accrued expenses and other liabilities	(186)	(2,953)

Net cash provided by (used in) operating activities	4,082	(2,207)
Cash flows from investing activities:
Purchases of securities available for sale	(20,629)	(4,599)
Proceeds from sales of securities available for sale	—	24,386
Proceeds from maturities, calls and principal repayments of securities available for sale	39,883	39,987
Purchases of securities held to maturity	(18,282)	(23,129)
Proceeds from maturities, calls and principal repayments of securities held to maturity	6,914	308
Decrease (increase) in investment in short term time deposits	1,096	(15)
Proceeds from sales of other real estate owned	866	370
Net loan originations, purchases and principal repayments	16,451	(10,080)
Proceeds from sales of loans	9,725	13,637
Purchases of property and equipment	(400)	(429)
Cash paid to acquire Levine Financial Group	—	(92)

Net cash provided by investing activities	35,624	40,344

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009 (Concluded)

(Dollars in thousands)

	2010	2009
Cash flows from financing activities:
Net increase in deposits	68,769	32,886
Net change in short-term borrowings	(41,958)	(36,896)
Proceeds from issuance of long-term debt	—	1,043
Repayment of long-term debt	(20,432)	(6,502)
Net (decrease) increase in escrow funds held for borrowers	(290)	159
Payments on capitalized lease obligations	(203)	(139)
Tax benefit from MRP vesting	63	33
Treasury stock purchases	(7,476)	(17,038)
Cash dividends paid	(2,178)	(2,154)

Net cash used in financing activities	(3,705)	(28,608)

Increase in cash and cash equivalents	36,001	9,529
Cash and cash equivalents at beginning of period	21,877	13,572

Cash and cash equivalents at end of period	$57,878	$23,101

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$11,579	$11,341
Income taxes – net	3,766	9,625
Non-cash items:
Capitalized lease assets and obligations	—	2,119
Transfer of loans to other real estate owned	1,161	—
Trade date accounting for treasury stock purchases	168	—

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2010.

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

In July 2010, the FASB issued Accounting Standard Update 2010-20 (ASU 2010-20) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends the authoritative accounting guidance in accordance with and as required by the Receivables Topic of FASB ASC 310. The ASU is intended to provide financial statement users with greater transparency about an entity’s allowance for loan losses and the credit quality of its loan portfolio. Under the new guidelines, the allowance for loan losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and non-accrual status are to be presented by class of loans. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is evaluating the impact the adoption of ASU 2010-20 will have on its financial statements.

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

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. In evaluating the investment portfolio for other-than-temporary impairment, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary, the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the credit related impairment write-down is included in the results of operations and the non-credit related impairment for securities not expected to be sold is recognized in other comprehensive income (loss). A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled principal and/or interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax bases of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. At June 30, 2010 and December 31, 2009, the Company has not recorded a valuation allowance. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. In determining the need for a valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future, any establishment of a deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

9

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$2,933	$560	$4,684	$2,683

Weighted average common shares applicable to basic EPS	15,440,400	15,180,716	15,528,928	15,443,352
Effect of dilutive potential common shares (1) (2)	77,410	13,689	61,045	13,839

Weighted average common shares applicable to diluted EPS	15,517,810	15,194,405	15,589,973	15,457,191

Earnings per share:
Basic	$0.19	$0.04	$0.30	$0.17
Diluted	$0.19	$0.04	$0.30	$0.17

(1)	Options to purchase 1,470,776 and 1,295,863 shares for six months ended June 30, 2010 and 2009, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(2)	Includes incremental shares related to dilutive stock options.

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
June 30, 2010:
Debt Securities:
Government-sponsored enterprises	$10,291	$21	$(8)	$10,304
Government-sponsored and government-guaranteed mortgage-backed securities	187,754	11,443	(1)	199,196
Private label mortgage-backed securities	3,612	84	(42)	3,654
Municipal bonds	11,003	317	(239)	11,081
Corporate bonds	1,446	362	—	1,808

Subtotal	214,106	12,227	(290)	226,043
Marketable equity securities	97	—	(40)	57

Total	$214,203	$12,227	$(330)	$226,100

December 31, 2009:
Debt Securities:
Government-sponsored enterprises	$342	$11	$—	$353
Government-sponsored and government-guaranteed mortgage-backed securities	215,819	9,216	(199)	224,836
Private label mortgage-backed securities	4,999	97	(60)	5,036
Municipal bonds	11,004	189	(260)	10,933
Corporate bonds	1,449	279	(16)	1,712

Subtotal	233,613	9,792	(535)	242,870
Marketable equity securities	97	337	—	434

Total	$233,710	$10,129	$(535)	$243,304

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
June 30, 2010:
Government-sponsored and government-guaranteed mortgage-backed securities	$64,783	$1,648	$—	$66,431
Private label mortgage-backed securities	568	10	—	578
IRB	1,030	—	—	1,030
State of Israel bonds	150	—	(1)	149
Municipal bonds	7,716	136	(2)	7,850

Total	$74,247	$1,794	$(3)	$76,038

December 31, 2009:
Government-sponsored and government-guaranteed mortgage-backed securities	$53,769	$180	$(418)	$53,531
Private label mortgage-backed securities	737	13	—	750
IRB	1,039	—	—	1,039
State of Israel bonds	150	—	—	150
Municipal bonds	7,479	114	—	7,593

Total	$63,174	$307	$(418)	$63,063

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2010, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$600	$604	$130	$131
Due from one year to five years	7,284	7,488	941	988
Due from five years to ten years	29,016	30,259	17,247	17,709
Due after ten years	177,206	187,692	55,929	57,210

	$214,106	$226,043	$74,247	$76,038

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists primarily of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises. The Company also owns $4.2 million of private label residential mortgage-backed securities as a result of its acquisition of CNB Financial Corp. on November 30, 2009.

Gross unrealized losses and fair values at June 30, 2010 and December 31, 2009 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

At June 30, 2010:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$7,491	$(8)	$—	$—	2	$7,491	$(8)
Government-sponsored and government-guaranteed mortgage-backed securities	457	(1)	—	—	1	457	(1)
Private label mortgage-backed securities	1,004	(42)	—	—	1	1,004	(42)
Municipal bonds	1,323	(154)	944	(85)	7	2,267	(239)

	10,275	(205)	944	(85)	11	11,219	(290)
Marketable equity securities	57	(40)			2	57	(40)

Total	$10,332	$(245)	$944	$(85)	13	$11,276	$(330)

Securities Held to Maturity
State of Israel bonds	$74	$(1)	$—	$—	1	$74	$(1)
Municipal bonds	454	(2)	—	—	2	454	(2)

Total	$528	$(3)	$—	$—	3	$528	$(3)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2009:
Securities Available for Sale
Debt Securities:
Government-sponsored and government-guaranteed mortgage- backed securities	$14,428	$(197)	$1,068	$(2)	16	$15,496	$(199)
Private label mortgage-backed securities	2,301	(60)	—	—	2	2,301	(60)
Municipal bonds	2,076	(166)	935	(94)	9	3,011	(260)
Corporate bonds	—	—	308	(16)	1	308	(16)

Total	$18,805	$(423)	$2,311	$(112)	28	$21,116	$(535)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage- backed securities	$36,742	$(418)	$—	$—	15	$36,742	$(418)

Total	$36,742	$(418)	$—	$—	15	$36,742	$(418)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent an other-than temporary impairment as of June 30, 2010. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE F – LOANS

The components of the loan portfolio were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Residential mortgages	$317,346	$343,300
Commercial mortgages	425,091	409,680
Construction	38,978	48,808
Home equity	138,268	137,371
Commercial and industrial	152,972	159,437
Automobile	13,045	14,729
Consumer	8,541	8,916

Total loans	1,094,241	1,122,241

Net deferred loan costs and fees	2,333	2,355
Allowance for loan losses	(9,722)	(9,180)

Loans, net	$1,086,852	$1,115,416

NOTE G – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Non-accrual loans:
Residential mortgages	$1,067		$1,190
Commercial mortgages	6,033	(1)	10,717
Construction	5,187		3,280
Home equity	75		492
Commercial and industrial	640		571
Automobile	1		4
Other consumer	33		33

Total non-accrual loans	13,036		16,287
Troubled debt restructure	3,501	(2)	—
Other real estate owned	2,007		1,545

Total non-performing assets	$18,544		$17,832

Ratios:
Total non-accrual loans to total loans	1.19%		1.45%
Total non-performing assets to total assets	1.20%		1.16%

(1)	Includes an $860,000 troubled debt restructured commercial mortgage loan which was restructured in the second quarter of 2010. There were no additional commitments to this borrower. As of June 30, 2010 there were no other troubled debt restructured loans added during the second quarter of 2010.
(2)	Includes a commercial mortgage loan which was restructured in the first quarter of 2010 and was returned to accrual status at June 30, 2010 as the customer has been current on the new payments for six months. Although this loan is performing in accordance with the terms of the restructuring it will continue to be included in non-performing loans.

NOTE H – FAIR VALUE OF IMPAIRED LOANS ACQUIRED

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Company will be unable to collect all contractually required payments are accounted for as required by and in accordance with the Receivables Topic of FASB ASC, “Loans and Debt Securities Acquired with Deteriorating Credit Quality” (ASC 310). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV), some of which are not immediately available as of the purchase date. The Company continues to evaluate this information and other credit-related information as it becomes available. ASC 310 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in loans if those differences are attributable, at least in part, to credit quality.

The initial fair values for loans within the scope of ASC 310 are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected at acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

As of November 30, 2009, the CNB Financial Corp. commercial loans acquired by the Company within the scope of ASC 310 had an unpaid principal balance of $5.2 million and a fair value of $3.1 million. At June 30, 2010, the unpaid principal balance on these commercial loans was $4.8 million and the carrying value on these loans was $2.5 million. The following table provides details on loans obtained in connection with the CNB Financial acquisition within the scope of ASC 310.

Acquired loan information for CNB Financial:
As of November 30, 2009:
Contractually required payments	$5,178
Less: Nonaccretable difference	(2,099)

Cash flows expected to be collected (1)	3,079
Less: Accretable yield	(13)

Fair value of loans acquired	$3,066

(1)	The Bank has not factored any prepayments into the expected cash flows.

Under ASC 310, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences. There were no changes in expected cash flows from the date of acquisition that resulted in adjustments to the accretable or nonaccretable differences or provision for credit losses.

Loans in the ASC 310 population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the ASC 310 carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the ASC 310 pool at its carrying value, as well as the related allowance for loan losses, and classified as a troubled debt restructure. At June 30, 2010 the Company did not have any troubled debt restructured acquired loans.

NOTE I – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$9,180	$8,250
Provision for loan losses	1,183	1,215
Charge-offs:
Residential mortgages	(54)	—
Commercial mortgages	(361)	(282)
Construction	(108)	(130)
Home equity	(48)	—
Commercial and industrial	(138)	(135)
Automobile	(3)	(5)
Other consumer	(13)	(1)

Total charge-offs	(725)	(553)
Recoveries:
Commercial mortgages	79	—
Commercial and industrial	5	48
Automobile	—	2

Total recoveries	84	50
Net charge-offs	(641)	(503)

Balance at end of period	$9,722	$8,962

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.12%	0.12%
Allowance for loan losses to non-accrual loans at end of period	74.58%	167.99%
Allowance for loan losses to total loans at end of period	0.89%	1.03%

NOTE J – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Unused lines of credit	$226,088	$226,543
Amounts due mortgagors	28,962	30,225
Standby letters of credit	3,366	6,155
Commitments to originate loans	14,062	16,120

The Company also has a commitment to invest up to $1.0 million in a venture capital fund. As of June 30, 2010, the Company has contributed $400,000 to the fund.

NOTE K – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Demand	$166,999	$154,374
NOW	41,149	42,262
Savings	191,386	174,270
Money market	249,289	189,763
Certificates of deposit	458,873	478,258

	$1,107,696	$1,038,927

NOTE L – CONTINGENCIES

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants are claiming that Commonwealth National Bank acted in bad faith and in violation of applicable law and that their actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. United Bank believes these claims are without merit and is vigorously defending the litigation. The parties are scheduled to go to trial in October 2010. No estimate of the any reasonably possible loss or range of loss to United Bank can be made at this time. In addition, the Company is a defendant in other claims and legal action arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE M – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2010
Securities available for sale:
Government-sponsored enterprises	$10,304	$—	$—	$10,304
Government-sponsored and government- guaranteed mortgage-backed securities	—	199,196	—	199,196
Private label mortgage-backed securities	—	3,654	—	3,654
Municipal bonds	—	10,767	314	11,081
Corporate bonds	—	—	1,808	1,808
Marketable equity securities	57	—	—	57
Mortgage servicing rights	—	—	500	500

Total	$10,361	$213,617	$2,622	$226,600

At December 31, 2009
Securities available for sale
Government-sponsored enterprises	$353	$—	$—	$353
Government-sponsored and government- guaranteed mortgage-backed securities	—	224,836	—	224,836
Private label mortgage-backed securities	—	5,036	—	5,036
Municipal bonds	—	10,631	302	10,933
Corporate bonds	—	—	1,712	1,712
Marketable equity securities	434	—	—	434
Mortgage servicing rights	—	—	313	313

Total	$787	$240,503	$2,327	$243,617

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2010 or December 31, 2009.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2010.

Balance at December 31, 2009	$2,327
Total realized/unrealized losses included in net income	(10)
Change in unrealized gain	108
Purchases, sales, issuances and settlements	197
Transfers in and out of Level 3	—

Balance at June 30, 2010	$2,622

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Also, the Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and six months ended June 30, 2010.

				Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	At June 30, 2010			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$16,537	$—	$96	$(511)
Other real estate owned	—	2,007	—	98	98
Other assets	—	—	545	—	(145)

Total assets	$—	$18,544	$545	$194	$(558)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is private company stock which is carried at cost. Management determined that several impairment indicators exist and that the investment is impaired. In its evaluation, management considered the investee’s earnings performance, credit rating, asset quality, regulatory, economic, or technological environment operating environment, and the investee’s ability to continue as a going concern. The cost basis of the individual security was written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and is included in earnings. As a result, management recorded an impairment charge of $145,000 in the first quarter of 2010. There were no additional indicators of impairment in the second quarter of 2010.

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments. For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at June 30, 2010 and at December 31, 2009 also approximates fair value.

20

Investment Securities and FHLBB Stock. The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Ownership of Federal Home Loan Bank of Boston “(FHLBB)” stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At June 30, 2010		At December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$57,878	$57,878	$21,877	$21,877
Short-term investments	—	—	1,096	1,096
Securities available for sale	226,100	226,100	243,304	243,304
Securities held to maturity	74,247	76,038	63,174	63,063
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,086,852	1,085,766	1,115,416	1,109,232

Financial Liabilities:
Deposits (with no stated maturity)	648,823	648,823	560,669	560,669
Time deposits	458,873	465,650	478,258	483,843
Federal Home Loan Bank of Boston advances	157,397	163,501	208,173	211,954
Repurchase agreements	35,644	35,092	47,303	46,068
Subordinated debentures	5,402	5,402	5,357	5,357

NOTE N – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at June 30, 2010 and 2009. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$80	$17	$69	$15	$160	$34	$138	$29
Interest cost	44	10	35	9	88	20	70	18

Total pension cost	124	27	104	24	248	54	208	47
Prior service cost amortization	29	9	19	9	57	18	38	18

Net periodic benefit cost	$153	$36	$123	$33	$305	$72	$246	$65

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

Cash dividend declared. On July 15, 2010, the Company’s Board of Directors announced a 14% increase in its quarterly cash dividend to $0.08 per share. The dividend is payable on August 27, 2010 to stockholders of record as of August 6, 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates, changes in size, composition or risks in the loan portfolio, loan or deposit demand, legislative or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased $3.9 million, or 0.3%, to $1.545 billion at June 30, 2010 from $1.541 billion at December 31, 2009 mainly due to growth in interest-bearing deposits and held to maturity investment securities, partially offset by decreases in net loans and available for sale investment securities. Interest-bearing deposits increased $34.4 million reflecting excess cash on deposit at the FHLBB. Securities held to maturity increased $11.1 million, or 17.5%, to $74.2 million at June 30, 2010 due to purchases of government-sponsored and guaranteed mortgage-backed securities totaling $18.3 million, partially offset by repayments of $6.9 million. Net loans decreased $28.6 million, or 2.6%, to $1.087 billion at June 30, 2010 from $1.115 billion at December 31, 2009 reflecting the sale of $14.3 million in lower coupon, fixed rate residential mortgages. The residential real estate, construction and commercial loan portfolios were also affected by slower origination volume, loan prepayments and normal amortization. Securities available for sale decreased $17.2 million, or 7.1%, to $226.1 million at June 30, 2010 from $243.3 million at December 31, 2009, as a result of repayments, primarily of government-sponsored and guaranteed mortgage-backed securities.

Total deposits increased $68.8 million, or 6.6%, to $1.108 billion at June 30, 2010 compared to $1.039 billion at December 31, 2009 primarily due to growth in core deposits accounts of $88.2 million, or 15.7%, to $648.8 million at June 30, 2010 from $560.7 million at December 31, 2009. The strong growth in core account balances was driven by the success of sales and marketing initiatives in our new Worcester market, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $19.4 million, or 4.1%, to $458.9 million at June 30, 2010 compared to $478.3 million at December 31, 2009 in connection with planned runoff in the brokered deposit portfolio. Short-term borrowings were reduced by $43.0 million, or 57.0%, to $32.5 million at June 30, 2010 compared to $75.5 million at December 31, 2009 as a result of paydowns of FHLBB advances using cash flows from the loan and investment portfolios and increased deposit levels. Long-term debt decreased $19.4 million, or 10.8%, to $160.6 million at June 30, 2010 compared to $180.0 million at December 31, 2009 largely attributable to maturities and payments. At June 30, 2010, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $2.1 million, or 1.0%, to $223.1 million at June 30, 2010 from $225.2 million at December 31, 2009 as a result of repurchases of our common stock totaling $7.5 million and cash dividend payments amounting to $2.2 million. These decreases were partially offset by net income of $4.7 million for the six months ended June 30, 2010, an increase of $1.1 million in other comprehensive income, stock-based compensation expense totaling $1.2 million and employee stock ownership plan (“ESOP”) compensation expense of $446,000.

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-accrual loans totaled $13.0 million, or 1.19%, of total loans, at June 30, 2010 compared to $16.3 million, or 1.45%, of total loans, at December 31, 2009. The non-accrual loan total for June 30, 2010 includes an $860,000 commercial real estate loan which was impaired at March 31, 2010 and restructured during the second quarter of 2010 and two loans totaling $2.8 million which are expected to be repaid in the third quarter of 2010 from the proceeds of a foreclosure sale that occurred on June 30, 2010, which required a closing within thirty days. The non-accrual loan total for December 31, 2009 includes a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and restructured during the first quarter of 2010. This loan was classified as a troubled debt restructure and was placed on non-accrual status as of March 31, 2010. As of June 30, 2010 this loan has been returned to accruing status as the customer has been current on the new payments for six months. Although this loan is performing in accordance with the terms of the restructuring it will continue to be included in non-performing assets as a trouble debt restructure not as a non-accrual loan. See also “Note G – Non-Performing Assets” in the Notes to the Unaudited Consolidated Financial Statements in this report.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At June 30, 2010
Residential mortgages	10	$1,971	7	$1,067		17	$3,038
Commercial mortgages	5	825	14	5,173	(1)	19	5,998
Construction	1	142	10	5,187		11	5,329
Home equity	5	242	1	75		6	317
Commercial and industrial	6	222	16	640		22	862
Automobile	1	18	1	1		2	19
Other consumer	2	58	1	33		3	91

Total	30	$3,478	50	$12,176		80	$15,654

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	—	—	3	4		3	4
Other consumer	3	11	1	33		4	44

Total	33	$4,299	46	$16,287		79	$20,586

(1)	Does not include an $860,000 commercial mortgage loan which was restructured in the second quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to restructured payment terms.

Classified Assets. The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The total amount of loans in the table below at June 30, 2010 includes twenty two relationships which represent 57% of the classified loans. Construction loans for one- to-four family or condominium development represent 17% of the total classified asset total, a decrease from 24% at December 31, 2009. Of the $2.0 million in other real estate owned, $330,000 is under contract with a closing expected in the third quarter of 2010.

	At June 30, 2010	At December 31, 2009
	(In thousands)
Classified Loans:
Special mention	$31,988	$33,507
Substandard	46,415	45,354
Doubtful	114	136
Loss	—	—

Total classified loans	$78,517	$78,997

Foreclosed Assets:
Other real estate owned	2,007	1,545

Total classified assets	$80,524	$80,542

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and FHLBB advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, gain on sale of loans and securities, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, data processing, occupancy, marketing, professional fees, FDIC insurance assessment, merger-related expenses and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income. Net income was $2.9 million, or $0.19 per diluted share, for the second quarter of 2010 compared to net income of $560,000, or $0.04 per diluted share, for the same period in 2009. Excluding merger related expenses related to our acquisition of CNB Financial Corp. totaling $1.2 million and a special FDIC insurance assessment of $538,000 ($312,000 net of taxes) for the 2009 period, net income would have been $2.0 million, or $0.13 per diluted share. The improved quarterly operating results were primarily due to growth in net interest income, driven by net interest margin expansion and an increase in average interest earning assets, as well as a reduction in the provision for loan losses and growth in fee income. These items were partially offset by a decrease in gains from sales of securities and loans and an increase in non-interest expense. The improvement in earnings per share was influenced by growth in earnings and the positive impact of Company stock repurchases.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$325,997	$4,420	5.42%	$341,193	$4,678	5.48%
Commercial real estate	461,210	6,957	6.03%	290,205	4,194	5.78%
Home equity	138,885	1,438	4.14%	120,703	1,365	4.52%
Commercial and industrial	151,432	2,265	5.98%	82,202	1,112	5.41%
Consumer and other	22,885	324	5.66%	26,579	372	5.60%

Total loans	1,100,409	15,404	5.60%	860,882	11,721	5.45%
Investment securities	294,849	3,122	4.24%	283,005	3,390	4.79%
Other interest-earning assets	44,419	10	0.09%	24,421	9	0.15%

Total interest-earning assets	1,439,677	18,536	5.15%	1,168,308	15,120	5.18%
Noninterest-earning assets(2)	86,477			57,902

Total assets	$1,526,154			$1,226,210

Interest-bearing liabilities:
Savings accounts	$181,176	435	0.96%	$116,078	331	1.14%
Money market accounts	241,096	555	0.92%	182,055	604	1.33%
NOW accounts	37,557	49	0.52%	29,615	34	0.46%
Certificates of deposit	460,607	2,468	2.14%	361,356	2,675	2.96%

Total interest-bearing deposits	920,436	3,507	1.52%	689,104	3,644	2.12%
FHLB advances	158,333	1,412	3.57%	164,955	1,704	4.13%
Other interest-bearing liabilities	49,809	330	2.65%	33,140	229	2.76%

Total interest-bearing liabilities	1,128,578	5,249	1.86%	887,199	5,577	2.51%
Demand deposits	164,449			114,321
Other noninterest-bearing liabilities	9,199			8,189

Total liabilities	1,302,226			1,009,709
Stockholders’ equity	223,928			216,501

Total liabilities and stockholders’ equity	$1,526,154			$1,226,210

Net interest income		$13,287			$9,543

Interest rate spread(3)			3.29%			2.67%
Net interest-earning assets(4)	$311,099			$281,109

Net interest margin(5)			3.69%			3.27%
Average interest-earning assets to average interest-bearing liabilities			127.57%			131.68%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$(206)	$(52)	$(258)
Commercial real estate	2,572	191	2,763
Home equity	195	(122)	73
Commercial and industrial	1,025	128	1,153
Consumer and other	(53)	5	(48)

Total loans	3,533	150	3,683
Investment securities	138	(406)	(268)
Other interest-earning assets	5	(4)	1

Total interest-earning assets	3,676	(260)	3,416

Interest-bearing liabilities:
Savings accounts	163	(59)	104
Money market accounts	165	(214)	(49)
NOW accounts	10	5	15
Certificates of deposit	634	(841)	(207)

Total interest-bearing deposits	972	(1,109)	(137)
FHLB advances	(66)	(226)	(292)
Other interest-bearing liabilities	110	(9)	101

Total interest-bearing liabilities	1,016	(1,344)	(328)

Change in net interest income	$2,660	$1,084	$3,744

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $3.7 million, or 39.2%, to $13.3 million for the second quarter of 2010 from $9.5 million for the same period in 2009 as a result of net interest margin expansion and an increase in average interest earning assets. Net interest margin increased 42 basis points to 3.69% for the three months ended June 30, 2010, from 3.27% for the same period in 2009 due to amortization of certain acquisition accounting adjustments totaling $706,000 and improved spreads, primarily due to lower cost of funds. These items were partially offset by an increased cost to fund share repurchases, growth in excess cash balances held in low yielding Federal Reserve Bank and FHLBB accounts and an increase in non-performing loans.

Interest Income. Interest income increased $3.4 million, or 22.6%, to $18.5 million for the three months ended June 30, 2010 from $15.1 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. Total average interest-earning asset balances increased $271.4 million, or 23.2%, to $1.440 billion for the second quarter of 2010, due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and, to a lesser extent, organic loan origination activity and an increase in excess cash balances. These items were partially offset by loan and investment security sales and prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio. The yield on average interest-earning assets decreased by 3 basis points to 5.15% for the second quarter of 2010 in connection with the lower interest rate environment, partially offset by accretion of certain loan fair value accounting adjustments totaling $376,000 in the second quarter of 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $328,000, or 5.9%, to $5.2 million for the three months ended June 30, 2010 from $5.6 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 65 basis points to 1.86% for the three months ended June 30, 2010 reflecting the repricing of savings, money market and certificate of deposit balances in response to the lower interest rate environment as well as a $330,000 reduction in interest expense associated with the amortization of certain fair value accounting adjustments relating to deposits and borrowings. Average interest-bearing liabilities increased $241.4 million, or 27.2%, to $1.129 billion for the three months ended June 30, 2010 from $887.2 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009.

Provision for Loan Losses. The provision for loan losses decreased $225,000, or 33.3%, to $450,000 for the three months ended June 30, 2010 compared to $675,000 for the same period in 2009. The decrease in the provision for the second quarter of 2010 was driven by improvement in credit quality, a decrease in net loan originations and loan sales. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $9.7 million, or 0.89% of loans outstanding at June 30, 2010. In accordance with generally accepted accounting principles, the Company recorded the loans acquired from CNB Financial Corp. at fair value and recognized the credit mark on loans purchased from other financial institutions as a component of fair value. At June 30, 2010, the remaining balance of the loan fair value adjustments was $6.0 million, or 2.4% of the total $250.9 million in outstanding purchased loans. Excluding the $228.8 million outstanding balance of loans acquired from CNB Financial Corp. and $22.1 million outstanding balance of loans purchased from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.15%.

Non-interest Income. Non-interest income decreased $376,000, or 14.5%, to $2.2 million for the three months ended June 30, 2010, mainly attributable to a decrease in gains on sales of loans and securities of $590,000 or 84.4%, partially offset by growth in deposit service charges of $178,000 or 15.3%. Fee income from depositors’ accounts increased as a result of growth in accounts and transactions.

Non-interest Expense. Non-interest expense increased $601,000, or 6.0%, to $10.6 million for the second quarter of 2010 from $10.0 million for the same period in 2009. Excluding acquisition related costs of $169,000 in 2010 and $1.2 million in 2009, non-interest expenses would have increased $1.6 million, or 18.0%. Salaries and benefits increased $1.4 million, or 29.3%, mainly due to costs incurred to support our new Worcester operations and, to a lesser extent, annual wage increases and a larger incentive accrual due to improved operating performance. Occupancy costs grew $159,000, or 24.8%, principally attributable to expenses incurred to operate our new Worcester facilities. Marketing expenses increased $208,000, or 50.2%, in connection with advertising and promotional expenses focused on our Worcester market. Data processing costs increased $162,000, or 20.3%, reflecting expenses for our new Worcester accounts and a larger loan and deposit account base in our Springfield market. Other expenses increased $213,000, or 17.5%, largely related to additional costs for the Worcester operations. These items were partially offset by a decrease of $565,000, or 63.5%, in FDIC insurance premiums mainly reflecting a one-time special assessment of $538,000 incurred in 2009.

Income Tax Expense. Income tax expense increased $619,000 to $1.5 million for three months ended June 30, 2010 from the comparable 2009 period as a result of an increase in taxable income, partially offset by a decrease in the effective tax rate from 60.9% in 2009 to 33.7% in 2010. The higher effective tax rate for 2009 was driven primarily by non-deductible merger expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Net Income. Net income for the six months ended June 30, 2010 amounted to $4.7 million, or $0.30 per diluted share, compared to $2.7 million, or $0.17 per diluted share, for the same period in 2009. Excluding acquisition-related expenses totaling $1.1 million and the related tax benefit of $329,000, net income would have been $5.5 million, or $0.35 per diluted share, for the six months ended June 30, 2010. Excluding non-deductible acquisition-related expenses totaling $1.2 million and a special FDIC insurance assessment of $538,000 ($312,000 net of taxes) for the same period in 2009, net income would have been $4.2 million, or $0.27 per diluted share. The improved operating results for the six months were primarily due to growth in net interest income, driven by net interest margin expansion and an increase in average interest earning assets and an increase in fee income. These items were partially offset by a decrease in gains from sales of securities and loans, a $145,000 non-cash, non-deductible charge for other-than-temporary-impairment of an investment security recognized in the first quarter of 2010 and an increase in non-interest expense. The improvement in earnings per share was influenced by growth in earnings and the positive impact of Company stock repurchases.

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

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$333,624	$9,051	5.43%	$348,090	$9,621	5.53%
Commercial real estate	458,547	14,027	6.12%	286,418	8,382	5.85%
Home equity loans	138,708	2,882	4.16%	121,034	2,784	4.60%
Commercial and industrial	152,028	4,243	5.58%	82,502	2,224	5.39%
Consumer and other	23,430	658	5.62%	27,163	761	5.60%

Total loans	1,106,337	30,861	5.58%	865,207	23,772	5.50%
Investment securities	298,860	6,414	4.29%	298,316	7,261	4.87%
Other interest-earning assets	31,785	18	0.11%	19,568	17	0.17%

Total interest-earning assets	1,436,982	37,293	5.19%	1,183,091	31,050	5.25%
Noninterest-earning assets(2)	90,691			55,557

Total assets	$1,527,673			$1,238,648

Interest-bearing liabilities:
Savings accounts	$175,862	834	0.95%	$110,900	620	1.12%
Money market accounts	223,807	1,004	0.90%	176,645	1,229	1.39%
NOW accounts	38,101	100	0.52%	29,977	68	0.45%
Certificates of deposit	464,060	4,944	2.13%	364,178	5,552	3.05%

Total interest-bearing deposits	901,830	6,882	1.53%	681,700	7,469	2.19%
FHLB advances	180,366	2,963	3.29%	184,619	3,440	3.73%
Other interest-bearing liabilities	51,883	665	2.56%	32,463	443	2.73%

Total interest-bearing liabilities	1,134,079	10,510	1.85%	898,782	11,352	2.53%
Demand deposits	159,929			112,719
Other noninterest-bearing liabilities	9,310			8,567

Total liabilities	1,303,318			1,020,068
Stockholders’ equity	224,355			218,580

Total liabilities and stockholders’ equity	$1,527,673			$1,238,648

Net interest income		$26,783			$19,698

Interest rate spread(3)			3.34%			2.72%
Net interest-earning assets(4)	$302,903			$284,309

Net interest margin(5)			3.73%			3.33%
Average interest-bearing assets to average interest-bearing liabilities			126.71%			131.63%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$(395)	$(175)	$(570)
Commercial real estate	5,249	396	5,645
Home equity loans	384	(286)	98
Commercial and industrial	1,937	82	2,019
Consumer and other	(105)	2	(103)

Total loans	7,070	19	7,089
Investment securities	13	(860)	(847)
Other interest-earning assets	8	(7)	1

Total interest-earning assets	7,091	(848)	6,243

Interest-bearing liabilities:
Savings accounts	319	(105)	214
Money market accounts	278	(503)	(225)
NOW accounts	20	12	32
Certificates of deposit	1,304	(1,912)	(608)

Total interest-bearing deposits	1,921	(2,508)	(587)
FHLB advances	(78)	(399)	(477)
Other interest-bearing liabilities	250	(28)	222

Total interest-bearing liabilities	2,093	(2,935)	(842)

Change in net interest income	$4,998	$2,087	$7,085

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $7.1 million, or 36.0%, to $26.8 million for the six months ended June 30, 2010 from $19.7 million for the comparable 2009 period as a result of net interest margin expansion and an increase in average interest earning assets. Net interest margin increased 40 basis points to 3.73% for the six months ended June 30, 2010 from 3.33% for the prior year period due to amortization of certain acquisition accounting adjustments totaling $1.4 million and improved spreads. Average earning assets expanded $253.9 million, or 21.5%, to $1.437 billion, mainly due to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009. These items were partially offset by an increased cost to fund share repurchases, growth in excess cash balances held in low yielding Federal Reserve Bank and FHLBB accounts and an increase in non-performing loans.

Interest Income. Interest income increased $6.2 million, or 20.1%, to $37.3 million for the six months ended June 30, 2010 from $31.1 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. Total average interest-earning asset balances increased $253.9 million, or 21.5%, to $1.437 billion for the second quarter of 2010, due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and, to a lesser extent, organic loan origination activity. These items were partially offset by loan and investment security sales, as well as prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio. The yield on average interest-earning assets decreased by 6 basis points to 5.19% for the second quarter of 2010 in connection with the lower interest rate environment, partially offset by accretion of certain loan fair value accounting adjustments totaling $678,000 for the six months ended June 30, 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $842,000, or 7.4%, to $10.5 million for the six months ended June 30, 2010 from $11.4 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 68 basis points to 1.85% for the six months ended June 30, 2010 reflecting the repricing of savings, money market and certificate of deposit balances in response to the lower interest rate environment as well as a $760,000 reduction in interest expense associated with the amortization of certain deposits and borrowings fair value accounting adjustments. Average interest-bearing liabilities increased $235.3 million, or 26.2%, to $1.134 billion for the six months ended June 30, 2010 from $898.8 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009.

Provision for Loan Losses. The provision for loan losses decreased $32,000, or 2.6%, to $1.2 million for the six months ended June 30, 2010 driven by improvement in credit quality, a decrease in net loan originations and loan sales.

Non-interest Income. Non-interest income decreased $190,000, or 4.3%, to $4.3 million for the six months ended June 30, 2010 mainly attributable to a decrease in gains on sales of loans and securities of $627,000, or 76.1%, and an other-than-temporary impairment charge of an equity security of $145,000 in the first quarter of 2010. These items were partially offset by growth in deposit service charges of $442,000 or 19.5%, as a result of growth in accounts and transactions.

Non-interest Expense. Non-interest expense increased $4.5 million, or 24.5%, to $22.6 million for the six months ended June 30, 2010 from $18.2 million for the prior year period. Total salaries and benefits increased $2.8 million, or 29.8%, mainly due to costs incurred to support our new Worcester operations and, to a lesser extent, annual wage increases and a larger incentive accrual due to improved operating performance. Occupancy costs grew $421,000, or 32.2%, principally attributable to expenses incurred to operate our new Worcester facilities. Marketing expenses increased $426,000, or 56.3%, in connection with advertising and promotional expenses focused on our Worcester market. Data processing costs increased $385,000, or 23.5%, reflecting expenses for our new Worcester accounts and a larger loan and deposit account base in our Springfield market. Professional service costs increased $181,000, or 25.2%, as a result of increases in annual audit, legal, loan review and consulting costs. Other expenses increased $787,000, or 37.6%, largely related to additional costs for the Worcester operations. These items were partially offset by a decrease of $490,000, or 39.8%, in FDIC insurance premiums due to a one-time special assessment of $538,000 incurred in 2009.

Income Tax Expense. Income tax expense increased $462,000 to $2.5 million for six months ended June 30, 2010 from $2.1 million for the comparable 2009 period due in large part to an increase in income before income taxes offset by a decrease in the effective rate from 56.6% to 34.9%.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at June 30, 2010 and December 31, 2009.

Net Interest Income At-Risk
Change in Interest Rates	Estimated Increase (Decrease) in NII	Estimated Increase (Decrease) in NII
(Basis Points)	(June 30, 2010)	(December 31, 2009)
-100	(2.2)%	(2.8)%
Stable	0.0%	0.0%
+200	1.8%	0.5%

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

	June 30, 2010
				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$132,958	$(47,219)	(26)%	9.35%	(243)
+200	153,757	(26,420)	(15)	10.53	(125)
+100	170,694	(9,483)	(5)	11.40	(38)
0	180,177			11.77
-100	190,846	10,669	6	12.25	48

	December 31, 2009
				NPV as a Percentage of Present
				Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$138,536	$(53,844)	(28)%	9.83%	(278)
+200	160,423	(31,957)	(17)	11.07	(155)
+100	179,607	(12,773)	(7)	12.07	(55)
0	192,380			12.62
-100	206,234	13,854	7	13.27	65

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at June 30, 2010 and December 31, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 26% and 28%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at June 30, 2010 and December 31, 2009, we would experience a 6% and 7%, respectively, increase in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed securities repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At June 30, 2010, our liquidity ratio was 21.02%, compared to 19.49% at December 31, 2009.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $57.9 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $226.1 million and $74.2 million, respectively, at June 30, 2010. In addition, at June 30, 2010, we had the ability to borrow a total of approximately $389.0 million from the FHLBB. On that date, we had $155.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2010, we had $14.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $226.1 million in unused lines of credit to borrowers and $29.0 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of June 30, 2010 totaled $305.4 million, or 27.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLBB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2010, we originated $92.4 million of loans and purchased $38.9 million of securities. In the comparable 2009 period, we originated $117.4 million of loans and purchased $27.7 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $68.8 million and $32.9 million for the six months ended June 30, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. FHLBB advances decreased by $50.8 million and $47.5 million during the six months ended June 30, 2010 and 2009, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down short term FHLBB advances. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $1.5 million at June 30, 2010 and $12.4 million at December 31, 2009, was approximately $231.4 million at June 30, 2010 and $185.8 million at December 31, 2009. At June 30, 2010 and December 31, 2009, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $55.7 million at June 30, 2010.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. United Financial also has repurchased shares of its common stock. At June 30, 2010, United Financial had liquid assets of $25.4 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$305,411	$98,101	$55,145	$—	$458,657
Federal Home Loan Bank advances	16,297	64,375	51,153	23,250	155,075
Repurchase agreements	15,644	—	—	20,000	35,644
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	3,366	—	—	—	3,366
Operating leases	1,086	1,831	1,752	4,657	9,326
Capitalized leases	406	812	813	6,559	8,590
Future benefits to be paid under retirement plans	199	3,540	171	4,650	8,560

Total	$342,409	$168,659	$109,034	$66,848	$686,950

Commitments:
Commitments to extend credit	$272,478	$—	$—	$—	$272,478
Commitment to invest in venture capital fund	600	—	—	—	600

Total	$273,078	$—	$—	$—	$273,078

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of June 30, 2010:
Total risk-based capital	15.78%	8.00%	10.00%
Tier 1 risk-based capital	14.94%	4.00%	6.00%
Tier 1 (core) capital	11.38%	4.00%	5.00%
Tangible equity	11.38%	1.50%	N/A

As of December 31, 2009:
Total risk-based capital	16.53%	8.00%	10.00%
Tier 1 risk-based capital	15.73%	4.00%	6.00%
Tier 1 (core) capital	12.14%	4.00%	5.00%
Tangible equity	12.14%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At June 30, 2010, the Company was not involved in any legal proceedings, the outcome of which is expected to be material to the Company’s Consolidated Financial Statements.

ITEM 1A.	Risk Factors

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in United Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results should be carefully considered. At June 30, 2010, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2010.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2010.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2010	4,683		$13.66	4,683	563,504
May 1 - 31, 2010	281,624		13.78	281,624	281,880
June 1 - 30, 2010	102,029	(2)	13.78	88,000	193,880

Total	388,336		$13.78	374,307

(1)	On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.
(2)	Includes the withholding of 14,029 shares at $14.39 per share subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: August 6, 2010	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer