Form 10-Q
period 2010-09-30
United Financial Bancorp, Inc.
filed 2010-11-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Common stock, $0.01 par value

16,126,308 shares outstanding as of November 3, 2010

United Financial Bancorp, Inc.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$17,273	$14,565
Interest-bearing deposits	36,349	7,312

Total cash and cash equivalents	53,622	21,877
Short-term investments	-	1,096
Securities available for sale, at fair value	204,451	243,304
Securities held to maturity, at amortized cost (fair value of $100,438 at September 30, 2010 and $63,063 at December 31, 2009)	98,752	63,174
Loans held for sale	1,020	-
Loans, net of allowance for loan losses of $9,945 at September 30, 2010 and $9,180 at December 31, 2009	1,090,779	1,115,416
Other real estate owned	1,200	1,545
Accrued interest receivable	5,092	5,209
Deferred tax asset, net	11,732	11,295
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Banking premises and equipment, net	15,454	15,935
Bank-owned life insurance	28,844	28,476
Goodwill	7,981	7,844
Other intangible assets	531	613
Other assets	10,070	9,891

TOTAL ASSETS	$1,544,893	$1,541,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$938,595	$884,553
Non-interest-bearing	171,022	154,374

Total deposits	1,109,617	1,038,927
Short-term borrowings	62,127	75,488
Long-term debt	129,003	179,988
Subordinated debentures	5,425	5,357
Escrow funds held for borrowers	2,025	1,977
Capitalized lease obligations	5,044	5,141
Accrued expenses and other liabilities	9,617	8,916

Total liabilities	1,322,858	1,315,794

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued at September 30, 2010 and December 31, 2009	187	187
Paid-in capital	179,731	178,666
Retained earnings	81,425	77,456
Unearned compensation	(10,923)	(11,441)
Treasury stock, at cost (2,536,789 shares at September 30, 2010 and 1,868,335 shares at December 31, 2009)	(34,105)	(24,980)
Accumulated other comprehensive income, net of taxes	5,720	5,358

Total stockholders’ equity	222,035	225,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,544,893	$1,541,040

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans	$15,406	$12,036	$46,267	$35,808
Investments	2,972	3,282	9,386	10,543
Other interest-earning assets	17	7	35	24

Total interest and dividend income	18,395	15,325	55,688	46,375

Interest expense:
Deposits	3,501	3,454	10,383	10,923
Borrowings	1,727	1,897	5,355	5,780

Total interest expense	5,228	5,351	15,738	16,703

Net interest income before provision for loan losses	13,167	9,974	39,950	29,672

Provision for loan losses	750	800	1,933	2,015

Net interest income after provision for loan losses	12,417	9,174	38,017	27,657

Non-interest income:
Fee income on depositors’ accounts	1,295	1,257	4,006	3,526
Net gain on sale of loans	212	-	409	363
Net (loss) gain on sale of securities	(189)	-	(189)	461
Impairment charge on security	-	-	(145)	-
Wealth management income	198	136	503	480
Income from bank-owned life insurance	340	372	1,026	1,026
Other income	247	220	749	575

Total non-interest income	2,103	1,985	6,359	6,431

Non-interest expense:
Salaries and benefits	6,121	4,625	18,167	13,904
Occupancy expenses	830	598	2,557	1,904
Marketing expenses	399	337	1,581	1,093
Data processing expenses	1,023	877	3,049	2,518
Professional fees	431	211	1,330	929
Merger related expenses	-	270	1,148	1,431
FDIC insurance assessments	365	83	1,105	1,313
Amortization of intangible assets	28	6	83	17
Other expenses	1,259	1,086	4,085	3,169

Total non-interest expense	10,456	8,093	33,105	26,278

Income before income taxes	4,064	3,066	11,271	7,810

Income tax expense	1,387	1,165	3,910	3,226

Net income	$2,677	$1,901	$7,361	$4,584

Earnings per share:
Basic	$0.18	$0.13	$0.48	$0.30
Diluted	$0.18	$0.13	$0.48	$0.30
Weighted average shares outstanding:
Basic	15,131,682	14,997,836	15,395,113	15,293,117
Diluted	15,223,597	15,004,694	15,466,693	15,303,060

Dividends paid per share	$0.08	$0.07	$0.22	$0.21

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714
Noncredit-related OTTI (1)	-	-	-	337	-	-	(337)	-
Net income	-	-	-	4,584	-	-	-	4,584
Other comprehensive income	-	-	-	-	-	-	2,800	2,800

Total comprehensive income								7,384

Cash dividends paid ($0.21 per share)	-	-	-	(3,200)	-	-	-	(3,200)
Treasury stock purchases	(1,311,979)	-	-	-	-	(17,697)	-	(17,697)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(20,923)	-	-	-	-	(271)	-	(271)
Tax benefit from MRP vesting	-	-	33	-	-	-	-	33
Reissuance of treasury shares in connection with restricted stock grants	398	-	(5)	-	-	5	-	-
Stock-based compensation	-	-	1,753	-	-	-	-	1,753
ESOP shares committed to be released	-	-	187	-	531	-	-	718

Balances at September 30, 2009	16,169,445	$178	$166,326	$77,609	$(11,613)	$(21,460)	$5,394	$216,434

Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246

Net income	-	-	-	7,361	-	-	-	7,361
Other comprehensive income	-	-	-	-	-	-	641	641
Prior service costs on pension and other post retirement benefit plans	-	-	-	-	-	-	(279)	(279)

Total comprehensive income								7,723

Cash dividends paid ($0.22 per share)	-	-	-	(3,392)	-	-	-	(3,392)
Treasury stock purchases	(718,450)	-	-	-	-	(9,747)	-	(9,747)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(26,958)	-	-	-	-	(384)	-	(384)
Tax benefit from MRP vesting	-	-	107	-	-	-	-	107
Tax withheld on options exercised	-	-	(29)	-	-	-	-	(29)
Reissuance of treasury shares in connection with restricted stock grants	76,954	-	(1,006)	-	-	1,006	-	-
Stock-based compensation	-	-	1,810	-	-	-	-	1,810
ESOP shares committed to be released	-	-	183	-	518	-	-	701

Balances at September 30, 2010	16,170,144	$187	$179,731	$81,425	$(10,923)	$(34,105)	$5,720	$222,035

(1)

As required by the Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) Topic of FASB ASC, reflects noncredit-related OTTI on securities not expected to be sold in other comprehensive income (loss), effective April 1, 2009.

The components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30,
	2010	2009
Change in unrealized holding gains on available-for-sale securities	$744	$5,002
Reclassification adjustment for losses (gains) realized in income	334	(461)

Net change in unrealized gains	1,078	4,541
Tax effect	(437)	(1,741)

	641	2,800

Pension liability for retirement plans	(332)	-
Pension liability adjustment	(44)	-

Net change in pension liability	(376)	-
Tax effect	97	-

	(279)	-

Other comprehensive income	$362	$2,800

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$7,361	$4,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,933	2,015
ESOP expense	701	718
Stock-based compensation	1,810	1,753
Tax benefit from MRP vesting	(107)	(33)
Amortization of premiums and discounts	891	262
Depreciation and amortization	1,049	793
Amortization of intangible assets	83	17
Provision for other real estate owned	-	55
Net (gain) loss on sale of other real estate owned	(121)	27
Impairment charges on securities	145	-
Net loss (gain) on sale of securities	189	(461)
Loans originated for sale	(11,978)	(16,018)
Proceeds from sales of loans held for sale	11,278	16,381
Net gain on sale of loans	(409)	(363)
Net increase in cash surrender value of bank-owned life insurance	(368)	(970)
Decrease in accrued interest receivable	117	222
Increase in other assets	(1,141)	(4,982)
Increase (decrease) in accrued expenses and other liabilities	631	(3,135)

Net cash provided by operating activities	12,064	865
Cash flows from investing activities:
Purchases of securities available for sale	(20,634)	(4,599)
Proceeds from sales of securities available for sale	2,871	24,386
Proceeds from maturities, calls and principal repayments of securities available for sale	57,119	57,897
Purchases of securities held to maturity	(48,140)	(38,856)
Proceeds from maturities, calls and principal repayments of securities held to maturity	12,055	1,472
Decrease (increase) in investment in short term time deposits	1,096	(20)
Proceeds from sales of other real estate owned	1,680	514
Net loan originations, purchases and principal repayments	11,768	(30,828)
Proceeds from sales of loans	9,725	13,637
Purchases of property and equipment	(569)	(586)
Cash paid to acquire Levine Financial Group	-	(92)

Net cash provided by investing activities	26,971	22,925

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009 (Concluded)

(Dollars in thousands)

	2010	2009
Cash flows from financing activities:
Net increase in deposits	70,690	57,662
Net change in short-term borrowings	(41,757)	(39,912)
Repayment of long-term debt	(22,521)	(21,222)
Net increase in escrow funds held for borrowers	48	463
Payments on capitalized lease obligations	(305)	(240)
Tax benefit from MRP vesting	107	33
Tax withheld on options exercised	(29)	-
Treasury stock purchases	(10,131)	(17,968)
Cash dividends paid	(3,392)	(3,200)

Net cash used in financing activities	(7,290)	(24,384)

Increase (decrease) in cash and cash equivalents	31,745	(594)
Cash and cash equivalents at beginning of period	21,877	13,572

Cash and cash equivalents at end of period	$53,622	$12,978

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$17,014	$11,341
Income taxes – net	3,786	9,680
Non-cash items:
Capitalized lease assets and obligations	-	2,119
Transfer of loans to other real estate owned	1,161	123

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2010.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, loss experience, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on, among other things, changes in economic and real estate market conditions.

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

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax bases of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. At September 30, 2010 and December 31, 2009, the Company has not recorded a valuation allowance. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. In determining the need for a valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future, any establishment of a deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

NOTE D – EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed as required by the Earnings Per Share Topic of FASB ASC. Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the Bank’s employee stock ownership plan (the “ESOP”). Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method because there is no difference under the two-class method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (in thousands)	$2,677	$1,901	$7,361	$4,584

Weighted average common shares applicable to basic EPS	15,131,682	14,997,836	15,395,113	15,293,117
Effect of dilutive potential common shares (1) (2)	91,915	6,858	71,580	9,943

Weighted average common shares applicable to diluted EPS	15,223,597	15,004,694	15,466,693	15,303,060

Earnings per share:
Basic	$0.18	$0.13	$0.48	$0.30
Diluted	$0.18	$0.13	$0.48	$0.30

(1)

Options to purchase 1,443,222 and 1,302,863 shares for three months ended September 30, 2010 and 2009, respectively, and 1,436,457 and 1,302,863 shares for nine months ended September 30, 2010 and 2009, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

(2)	Includes incremental shares related to dilutive stock options.

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
September 30, 2010:
Debt Securities:
Government-sponsored enterprises	$10,270	$43	$-	$10,313
Government-sponsored and government-guaranteed mortgage-backed securities	170,950	9,719	(1)	180,668
Private label mortgage-backed securities	3,350	113	(15)	3,448
Municipal bonds	7,760	446	(23)	8,183
Corporate bonds	1,450	389	-	1,839

Total	$193,780	$10,710	$(39)	$204,451

December 31, 2009:
Debt Securities:
Government-sponsored enterprises	$342	$11	$-	$353
Government-sponsored and government-guaranteed mortgage-backed securities	215,819	9,216	(199)	224,836
Private label mortgage-backed securities	4,999	97	(60)	5,036
Municipal bonds	11,004	189	(260)	10,933
Corporate bonds	1,449	279	(16)	1,712

Subtotal	233,613	9,792	(535)	242,870
Marketable equity securities	97	337	-	434

Total	$233,710	$10,129	$(535)	$243,304

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
September 30, 2010:
Government-sponsored and government-guaranteed mortgage-backed securities	$89,370	$1,478	$(58)	$90,790
Private label mortgage-backed securities	494	5	-	499
IRB	1,026	-	-	1,026
State of Israel bonds	150	-	-	150
Municipal bonds	7,712	261	-	7,973

Total	$98,752	$1,744	$(58)	$100,438

December 31, 2009:
Government-sponsored and government-guaranteed mortgage-backed securities	$53,769	$180	$(418)	$53,531
Private label mortgage-backed securities	737	13	-	750
IRB	1,039	-	-	1,039
State of Israel bonds	150	-	-	150
Municipal bonds	7,479	114	-	7,593

Total	$63,174	$307	$(418)	$63,063

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2010 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$123	$124	$130	$130
Due from one year to five years	7,858	8,094	940	987
Due from five years to ten years	29,383	30,766	16,032	16,512
Due after ten years	156,416	165,467	81,650	82,809

	$193,780	$204,451	$98,752	$100,438

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists primarily of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises. The Company also owns $3.9 million of private label residential mortgage-backed securities as a result of its acquisition of CNB Financial Corp. on November 30, 2009.

Gross unrealized losses and fair values at September 30, 2010 and December 31, 2009 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At September 30, 2010:
Securities Available for Sale
Debt Securities:
Government-sponsored and government-guaranteed mortgage-backed securities	$3,091	$(1)	$-	$-	2	$3,091	$(1)
Private label mortgage-backed securities	957	(15)	-	-	1	957	(15)
Municipal bonds	-	-	267	(23)	1	267	(23)

Total	$4,048	$(16)	$267	$(23)	4	$4,315	$(39)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$19,637	$(58)	$-	$-	5	$19,637	$(58)

Total	$19,637	$(58)	$-	$-	5	$19,637	$(58)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2009:
Securities Available for Sale
Debt Securities:
Government-sponsored and government-guaranteed mortgage- backed securities	$14,428	$(197)	$1,068	$(2)	16	$15,496	$(199)
Private label mortgage-backed securities	2,301	(60)	-	-	2	2,301	(60)
Municipal bonds	2,076	(166)	935	(94)	9	3,011	(260)
Corporate bonds	-	-	308	(16)	1	308	(16)

Total	$18,805	$(423)	$2,311	$(112)	28	$21,116	$(535)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage- backed securities	$36,742	$(418)	$-	$-	15	$36,742	$(418)

Total	$36,742	$(418)	$-	$-	15	$36,742	$(418)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent an other-than temporary impairment as of September 30, 2010. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE F – LOANS

The components of the loan portfolio were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Residential mortgages	$307,467	$343,300
Commercial mortgages	433,250	409,680
Construction	35,522	48,808
Home equity	140,382	137,371
Commercial and industrial	161,482	159,437
Automobile	11,960	14,729
Consumer	8,353	8,916

Total loans	1,098,416	1,122,241

Net deferred loan costs and fees	2,308	2,355
Allowance for loan losses	(9,945)	(9,180)

Loans, net	$1,090,779	$1,115,416

NOTE G – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Non-accrual loans:
Residential mortgages	$1,491		$1,190
Commercial mortgages	2,764	(1)	10,717
Construction	4,299		3,280
Home equity	301		492
Commercial and industrial	2,772		571
Automobile	-		4
Other consumer	32		33

Total non-accrual loans	11,659		16,287
Other real estate owned	1,200		1,545

Total non-performing assets	$12,859		$17,832

Accruing troubled debt restructuring	$3,487	(2)	$-

Ratios:
Total non-accrual loans to total loans	1.06%		1.45%
Total non-performing assets to total assets	0.83%		1.16%

(1) Includes an $860,000 troubled debt restructure commercial mortgage loan which was restructured in the second quarter of 2010. There were no additional commitments to this borrower. There were no troubled debt restructured loans added during the third quarter of 2010.

(2) Represents a commercial mortgage loan which was restructured in the first quarter of 2010 and was returned to accrual status at June 30, 2010 as the customer has been current on the new payments for six months.

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

As of November 30, 2009, the CNB Financial Corp. commercial loans acquired by the Company within the scope of ASC 310 had an unpaid principal balance of $5.2 million and a fair value of $3.1 million. At September 30, 2010, the unpaid principal balance on these commercial loans was $4.7 million and the carrying value on these loans was $2.4 million. During the third quarter of 2010, the Company increased its non-accretable difference, with a corresponding increase to goodwill, by $250,000 to $2.3 million based upon recently obtained information about conditions existing at the acquisition date. As a result, the Company’s estimated fair value of impaired loans at acquisition was adjusted to $2.8 million. The following table provides details on loans obtained in connection with the CNB Financial acquisition within the scope of ASC 310.

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

Loans in the ASC 310 population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the ASC 310 carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the ASC 310 pool at its carrying value, as well as the related allowance for loan losses, and classified as a troubled debt restructure. At September 30, 2010 the Company did not have any troubled debt restructured acquired loans.

NOTE I – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Nine Months Ended September 30,
	2010	2009

Balance at beginning of period	$9,180	$8,250
Provision for loan losses	1,933	2,015
Charge-offs:
Residential mortgages	(1)	(21)
Commercial mortgages	(458)	(442)
Construction	(203)	(135)
Home equity	(101)	-
Commercial and industrial	(494)	(243)
Automobile	(3)	(5)
Other consumer	(15)	(1)

Total charge-offs	(1,275)	(847)
Recoveries:
Commercial mortgages	96	5
Commercial and industrial	11	71
Automobile	-	3

Total recoveries	107	79
Net charge-offs	(1,168)	(768)

Balance at end of period	$9,945	$9,497

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.14%	0.12%
Allowance for loan losses to non-accrual loans at end of period	85.30%	86.73%
Allowance for loan losses to total loans at end of period	0.90%	1.07%

NOTE J – COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Unused lines of credit	$233,821	$226,543
Amounts due mortgagors	23,282	30,225
Standby letters of credit	4,467	6,155
Commitments to originate loans	39,823	16,120

The Company also has a commitment to invest up to $1.0 million in a venture capital fund. As of September 30, 2010, the Company has contributed $500,000 to the fund.

The Company has also committed to invest up to $10 million, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At September 30, 2010 the Company has invested $1.1 million in the fund, which is included in other assets on the consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits from net operating losses for a period of eight years or until the minimum investment return has been met.

NOTE K – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Demand	$171,022	$154,374
NOW	39,361	42,262
Savings	193,868	174,270
Money market	257,184	189,763
Certificates of deposit	448,182	478,258

	$1,109,617	$1,038,927

NOTE L – CONTINGENCIES

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants are claiming that Commonwealth National Bank acted in bad faith and in violation of applicable law and that their actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. United Bank believes these claims are without merit and is vigorously defending the litigation. The parties are scheduled to go to trial in the first quarter of 2011. No estimate of the any reasonably possible loss or range of loss to United Bank can be made at this time.

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At September 30, 2010
Securities available for sale:
Government-sponsored enterprises	$10,313	$-	$-	$10,313
Government-sponsored and government-guaranteed mortgage-backed securities	-	180,668	-	180,668
Private label mortgage-backed securities	-	3,448	-	3,448
Municipal bonds	-	8,183	-	8,183
Corporate bonds	-	-	1,839	1,839
Mortgage servicing rights	-	-	456	456

Total	$10,313	$192,299	$2,295	$204,907

At December 31, 2009
Securities available for sale
Government-sponsored enterprises	$353	$-	$-	$353
Government-sponsored and government-guaranteed mortgage-backed securities	-	224,836	-	224,836
Private label mortgage-backed securities	-	5,036	-	5,036
Municipal bonds	-	10,631	302	10,933
Corporate bonds	-	-	1,712	1,712
Marketable equity securities	434	-	-	434
Mortgage servicing rights	-	-	313	313

Total	$787	$240,503	$2,327	$243,617

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2010 or December 31, 2009.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2010.

Balance at December 31, 2009	$2,327
Total realized/unrealized losses included in net income	(119)
Change in unrealized gain	127
Purchases, sales, issuances and settlements	(40)
Transfers in and out of Level 3	-

Balance at September 30, 2010	$2,295

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for an instrument, the fair value to be disclosed for that instrument is the product of the number of trading units of the instrument times that market price.

Also, the Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and nine months ended September 30, 2010.

				Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	At September 30, 2010			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$-	$11,659	$-	$(544)	$(1,055)
Other real estate owned	-	1,200	-	21	119
Other assets	-	-	545	-	(145)

Total assets	$-	$12,859	$545	$(523)	$(1,081)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is private company stock which is carried at cost. Management determined that several impairment indicators exist and that the investment is impaired. In its evaluation, management considered the investee’s earnings performance, credit rating, asset quality, regulatory, economic, or technological environment operating environment, and the investee’s ability to continue as a going concern. The cost basis of the individual security was written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and is included in earnings. As a result, management recorded an impairment charge of $145,000 in the first quarter of 2010. There were no additional indicators of impairment in the third quarter of 2010.

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments. For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values. The carrying amount of short-term investments held at September 30, 2010 and at December 31, 2009 also approximates fair value.

Investment Securities and FHLBB Stock. The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Ownership of Federal Home Loan Bank of Boston (“FHLBB”) stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At September 30, 2010		At December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$53,622	$53,622	$21,877	$21,877
Short-term investments	-	-	1,096	1,096
Securities available for sale	204,451	204,451	243,304	243,304
Securities held to maturity	98,752	100,438	63,174	63,063
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,090,779	1,100,019	1,115,416	1,109,232

Financial Liabilities:
Deposits (with no stated maturity)	661,435	661,435	560,669	560,669
Time deposits	448,182	455,527	478,258	483,843
Federal Home Loan Bank of Boston advances	155,137	160,863	208,173	211,954
Repurchase agreements	35,993	35,553	47,303	46,068
Subordinated debentures	5,425	5,425	5,357	5,357

NOTE N – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at September 30, 2010 and 2009. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$80	$17	$69	$15	$239	$51	$207	$44
Interest cost	44	10	35	9	132	31	105	27

Total pension cost	124	27	104	24	371	82	312	71
Prior service cost amortization	29	9	19	9	86	27	57	27

Net periodic benefit cost	$153	$36	$123	$33	$457	$109	$369	$98

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

Cash dividend declared. On October 21, 2010, the Company’s Board of Directors announced a quarterly cash dividend of $0.08 per share. The dividend is payable on December 7, 2010 to stockholders of record as of November 15, 2010.

Share repurchase plan. On October 26, 2010, the Company announced the completion of its stock repurchase plan, which was previously announced on October 16, 2009 and commenced on December 2, 2009. In connection with this plan, the Company purchased 798,055 shares at an average price of $13.51. The Company also announced that its Board of Directors approved a new plan under which the Company plans to repurchase up to an additional 5%, or approximately 807,803 shares, of the Company’s common stock.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates, changes in size, composition or risks in the loan portfolio, loan or deposit demand, legislative or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors” and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $3.9 million, or 0.3%, to $1.545 billion at September 30, 2010 from $1.541 billion at December 31, 2009 mainly due to growth in interest-bearing deposits and held to maturity investment securities, partially offset by decreases in net loans and available for sale investment securities. Interest-bearing deposits increased $29.0 million reflecting excess cash on deposit at the Federal Reserve Bank. Securities held to maturity increased $35.6 million, or 56.3%, to $98.8 million at September 30, 2010 due to purchases of government-sponsored and guaranteed mortgage-backed securities totaling $47.6 million, partially offset by repayments of $12.1 million. Net loans decreased $24.6 million, or 2.2%, to $1.091 billion at September 30, 2010 from $1.115 billion at December 31, 2009 reflecting the sale of $20.7 million in lower coupon, fixed rate residential mortgages. The residential real estate, construction and automobile loan portfolios were also affected by slower origination volume, loan prepayments and normal amortization. These items were partially offset by growth of $23.6 million, or 5.8%, in commercial mortgages and $2.0 million, or 1.3%, in commercial loans as a result of economic activity in our primary market areas and successful business development efforts. Securities available for sale decreased $38.9 million, or 16.0%, to $204.5 million at September 30, 2010 from $243.3 million at December 31, 2009, as a result of repayments of government-sponsored and guaranteed mortgage-backed securities and sales of $3.1 million in municipal bonds and $97,000 in marketable equity securities.

Total deposits increased $70.7 million, or 6.8%, to $1.110 billion at September 30, 2010 compared to $1.039 billion at December 31, 2009 primarily due to growth in core deposits accounts of $100.8 million, or 18.0%, to $661.4 million at September 30, 2010 from $560.7 million at December 31, 2009. The strong growth in core deposit account balances was driven by the success of sales and marketing initiatives in our new Worcester market, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $30.1 million, or 6.3%, to $448.2 million at September 30, 2010 compared to $478.3 million at December 31, 2009 in connection with planned runoff in the brokered deposit portfolio. FHLBB advances were reduced by $53.0 million, or 25.5%, to $155.1 million at September 30, 2010 compared to $208.2 million at December 31, 2009 as a result of paydowns of using cash flows from the sales of loans and investment securities and increased deposit levels. At September 30, 2010, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $3.2 million, or 1.4%, to $222.0 million at September 30, 2010 from $225.2 million at December 31, 2009 as a result of repurchases of our common stock totaling $10.1 million and cash dividend payments amounting to $3.4 million. These decreases were partially offset by net income of $7.4 million for the nine months ended September 30, 2010, an increase of $362,000 in other comprehensive income, stock-based compensation totaling $1.8 million and employee stock ownership plan (“ESOP”) compensation of $701,000.

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-accrual loans totaled $11.7 million, or 1.06% of total loans, at September 30, 2010 compared to $16.3 million, or 1.45% of total loans, at December 31, 2009. The non-accrual loan total for September 30, 2010 includes an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010. The non-accrual loan total for December 31, 2009 includes a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and was restructured during the first quarter of 2010. This loan was classified as a troubled debt restructure and was placed on non-accrual status as of March 31, 2010. As of September 30, 2010, this loan has been returned to accruing status as the customer has been current on the new payments for more than six months. See also “Note G – Non-Performing Assets” in the Notes to the Unaudited Consolidated Financial Statements in this report.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At September 30, 2010
Residential mortgages	19	$2,406	6	$1,491		25	$3,897
Commercial mortgages	12	2,496	12	1,904	(1)	24	4,400
Construction	-	-	9	4,299		9	4,299
Home equity	2	85	5	301		7	386
Commercial and industrial	4	81	12	2,772		16	2,853
Automobile	-	-	-	-		-	-
Other consumer	3	3	1	32		4	35

Total	40	$5,071	45	$10,799		85	$15,870

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	-	-	3	4		3	4
Other consumer	3	11	1	33		4	44

Total	33	$4,299	46	$16,287		79	$20,586

(1) Does not include an $860,000 commercial mortgage loan which was restructured in the second quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to the restructured payment terms

Classified Assets. The following table shows the aggregate amount of our classified assets at the dates indicated for both loans and foreclosed assets. The total amount of loans in the table below at September 30, 2010 includes twenty relationships which represent 57% of the classified loans. Construction loans for one- to-four family home or condominium development represent 16% of total classified assets, a decrease from 24% at December 31, 2009. Of the $1.2 million in other real estate owned, $450,000 is under a sales contract with a closing expected in the first quarter of 2011.

	At September 30, 2010	At December 31, 2009
	(In thousands)
Classified Loans:
Special mention	$25,334	$33,507
Substandard	50,813	45,354
Doubtful	238	136
Loss	-	-

Total classified loans	$76,385	$78,997

Foreclosed Assets:
Other real estate owned	1,200	1,545

Total classified assets	$77,585	$80,542

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, FHLBB advances and repurchase agreements.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, gain (loss) on sale of loans and securities, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, data processing, occupancy, marketing, professional fees, FDIC insurance assessment, merger-related expenses and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income. Net income was $2.7 million, or $0.18 per diluted share, for the third quarter of 2010 compared to net income of $1.9 million, or $0.13 per diluted share, for the same period in 2009. Excluding merger related non-deductible expenses related to our acquisition of CNB Financial Corp. totaling $270,000 for the 2009 period, net income would have been $2.2 million, or $0.14 per diluted share. The improved quarterly operating results were primarily due to growth in net interest income, driven by net interest margin expansion and an increase in average interest earning assets and, to a lesser extent, a reduction in the provision for loan losses, gains from sales of loans and growth in fee income. These items were partially offset by losses from sales of securities and an increase in non-interest expense. The improvement in earnings per share was influenced by growth in earnings and the positive impact of Company stock repurchases.

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

	Three Months Ended September 30,
	2010			2009
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$316,354	$4,219	5.33%	$330,943	$4,545	5.49%
Commercial real estate	461,793	7,461	6.46%	312,799	4,643	5.94%
Home equity	140,273	1,426	4.07%	122,292	1,356	4.44%
Commercial and industrial	151,786	1,992	5.25%	86,646	1,120	5.17%
Consumer and other	21,653	308	5.69%	26,003	372	5.72%

Total loans	1,091,859	15,406	5.64%	878,683	12,036	5.48%
Investment securities	298,335	2,972	3.98%	279,442	3,282	4.70%
Other interest-earning assets	56,953	17	0.12%	23,522	7	0.12%

Total interest-earning assets	1,447,147	18,395	5.08%	1,181,647	15,325	5.19%
Noninterest-earning assets(2)	86,342			62,259

Total assets	$1,533,489			$1,243,906

Interest-bearing liabilities:
Savings accounts	$191,965	415	0.86%	$127,949	347	1.08%
Money market accounts	247,178	564	0.91%	189,243	531	1.12%
NOW accounts	37,194	48	0.52%	29,871	36	0.48%
Certificates of deposit	447,010	2,474	2.21%	364,061	2,540	2.79%

Total interest-bearing deposits	923,347	3,501	1.52%	711,124	3,454	1.94%
FHLB advances	155,987	1,408	3.61%	155,946	1,644	4.22%
Other interest-bearing liabilities	48,626	319	2.62%	36,471	253	2.77%

Total interest-bearing liabilities	1,127,960	5,228	1.85%	903,541	5,351	2.37%
Demand deposits	172,417			117,029
Other noninterest-bearing liabilities	10,117			9,036

Total liabilities	1,310,494			1,029,606
Stockholders’ equity	222,995			214,300

Total liabilities and stockholders' equity	$1,533,489			$1,243,906

Net interest income		$13,167			$9,974

Interest rate spread(3)			3.23%			2.82%
Net interest-earning assets(4)	$319,187			$278,106

Net interest margin(5)			3.64%			3.38%
Average interest-earning assets to average interest-bearing liabilities			128.30%			130.78%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(196)	$(130)	$(326)
Commercial real estate	2,377	441	2,818
Home equity	188	(118)	70
Commercial and industrial	855	17	872
Consumer and other	(62)	(2)	(64)

Total loans	3,162	208	3,370
Investment securities	212	(522)	(310)
Other interest-earning assets	10	-	10

Total interest-earning assets	3,384	(314)	3,070

Interest-bearing liabilities:
Savings accounts	149	(81)	68
Money market accounts	144	(111)	33
NOW accounts	10	2	12
Certificates of deposit	516	(582)	(66)

Total interest-bearing deposits	819	(772)	47
FHLB advances	-	(236)	(236)
Other interest-bearing liabilities	80	(14)	66

Total interest-bearing liabilities	899	(1,022)	(123)

Change in net interest income	$2,485	$708	$3,193

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $3.2 million, or 32.0%, to $13.2 million for the third quarter of 2010 from $10.0 million for the same period in 2009 as a result of an increase in average interest earning assets and net interest margin expansion. Net interest margin increased 26 basis points to 3.64% for the three months ended September 30, 2010, from 3.38% for the same period in 2009 due to amortization of certain acquisition accounting adjustments totaling $434,000 and improved spreads, primarily due to a lower cost of funds. These items were partially offset by an increased cost to fund share repurchases and growth in excess cash balances held in low yielding Federal Reserve Bank and FHLBB accounts.

Interest Income. Interest income increased $3.1 million, or 20.0%, to $18.4 million for the three months ended September 30, 2010 from $15.3 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. Total average interest-earning asset balances increased $265.5 million, or 22.5%, to $1.447 billion for the third quarter of 2010, due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and, to a lesser extent, organic loan origination activity and an increase in excess cash balances. These items were partially offset by loan and investment security sales and prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio. The yield on average interest-earning assets decreased by 11 basis points to 5.08% for the third quarter of 2010 in connection with the lower interest rate environment, partially offset by accretion of certain loan fair value accounting adjustments totaling $248,000 in the third quarter of 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $123,000, or 2.3%, to $5.2 million for the three months ended September 30, 2010 from $5.4 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 52 basis points to 1.85% for the three months ended September 30, 2010 reflecting the repricing of savings, money market and certificate of deposit balances in response to the lower interest rate environment as well as a $186,000 reduction in interest expense associated with the amortization of certain fair value accounting adjustments relating to deposits and borrowings. Average interest-bearing liabilities increased $224.4 million, or 24.8%, to $1.128 billion for the three months ended September 30, 2010 from $903.5 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and organic growth in the Springfield and Worcester markets.

Provision for Loan Losses. The provision for loan losses decreased $50,000, or 6.3%, to $750,000 for the three months ended September 30, 2010 compared to $800,000 for the same period in 2009. The decrease in the provision for the third quarter of 2010 was driven by improvement in credit quality, a decrease in net loan originations and loan sales. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $9.9 million, or 0.90% of loans outstanding at September 30, 2010. In accordance with generally accepted accounting principles, the Company recorded the loans acquired from CNB Financial Corp. at fair value and recognized the credit mark on loans purchased from other financial institutions as a component of fair value. At September 30, 2010, the remaining balance of the loan fair value adjustments was $6.0 million, or 2.5% of the total $241.6 million in outstanding purchased loans. Excluding the $219.9 million outstanding balance of loans acquired from CNB Financial Corp. and $21.8 million outstanding balance of loans purchased from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.16%.

Non-interest Income. Non-interest income increased $118,000, or 5.9%, to $2.1 million for the three months ended September 30, 2010, reflecting growth of $62,000, or 45.6%, in wealth management income as a result of increases in commissions from annuity sales and fees from assets under management and $38,000, or 3.0%, in fee income on deposit accounts due to increased deposits. The third quarter results include gains of $212,000 on sales of $6.4 million in lower coupon fixed rate residential mortgages and losses totaling $189,000 from sales of $3.2 million in substandard municipal securities as well as Fannie Mae and Freddie Mac stock.

Non-interest Expense. Non-interest expense increased $2.4 million, or 29.2%, to $10.5 million for the third quarter of 2010 from $8.1 million for the same period in 2009. Excluding acquisition related costs of $270,000 in 2009, non-interest expense would have increased $2.6 million, or 33.7% for the third quarter of 2010. Salaries and benefits increased $1.5 million, or 32.3%, mainly due to costs incurred to support our new Worcester operations and, to a lesser extent, annual wage increases and a larger incentive accrual due to improved operating performance. Occupancy costs grew $232,000, or 38.8%, principally attributable to expenses incurred to operate our new Worcester facilities. Professional fees increased $220,000, or 104.3%, primarily due to additional legal and consulting costs associated with our Worcester operations and increased expenses related to loan workout activities and third party loan reviews. FDIC insurance assessment expense increased $282,000 primarily attributable to an adjustment in the third quarter of 2009 to reduce expense recorded earlier in 2009. Other expenses increased $173,000, or 15.9%, largely related to additional costs for the Worcester operations including equipment maintenance and depreciation, supplies, postage, courier service, protection and security, telephone and business development, as well as an increase in the amortization of mortgage servicing rights due to accelerated prepayments of sold loans and the amortization of the core deposit intangible recorded in connection with the acquisition of CNB Financial in November 2009. Data processing costs increased $146,000, or 16.6%, reflecting expenses for our new Worcester accounts and a larger loan and deposit account base in our Springfield market. Marketing expenses increased $62,000, or 18.4%, in connection with advertising and promotional expenses focused on our Worcester market.

Income Tax Expense. Income tax expense increased $222,000 to $1.4 million for three months ended September 30, 2010 from the comparable 2009 period as a result of an increase in taxable income, partially offset by a decrease in the effective tax rate from 38.0% in 2009 to 34.1% in 2010. The higher effective tax rate for 2009 was driven primarily by non-deductible merger expenses.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Net Income. Net income for the nine months ended September 30, 2010 amounted to $7.4 million, or $0.48 per diluted share, compared to $4.6 million, or $0.30 per diluted share, for the same period in 2009. Excluding acquisition-related expenses totaling $1.1 million, losses from sales of securities totaling $189,000, impairment charges on securities of $145,000 and the related tax benefit of $446,000, net income would have been $8.4 million, or $0.54 per diluted share, for the nine months ended September 30, 2010. Excluding non-deductible acquisition-related expenses totaling $1.4 million and a special FDIC insurance assessment of $538,000 ($312,000 net of taxes) for the same period in 2009, net income would have been $6.3 million, or $0.41 per diluted share. The improved operating results for the nine months were primarily due in large part to growth in net interest income, driven by net interest margin expansion and an increase in average interest earning assets, and, to a lesser extent, increases in fee income and gains from sales of residential mortgages and a reduction in the provision for loan losses. These items were partially offset by an increase in non-interest expense, losses on sales of securities in 2010 compared to gains from sales of securities realized in the 2009 period and a $145,000 non-cash, non-deductible charge for other-than-temporary-impairment of an investment security recognized in the first quarter of 2010. The improvement in earnings per share was influenced by growth in earnings and the positive impact of Company stock repurchases.

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

	Nine Months Ended September 30,
	2010			2009
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$327,801	$13,272	5.40%	$342,312	$14,168	5.52%
Commercial real estate	459,642	21,486	6.23%	295,305	13,027	5.88%
Home equity loans	139,236	4,308	4.13%	121,459	4,139	4.54%
Commercial and industrial	151,948	6,236	5.47%	83,900	3,344	5.31%
Consumer and other	22,831	965	5.64%	26,772	1,130	5.63%

Total loans	1,101,458	46,267	5.60%	869,748	35,808	5.49%
Investment securities	298,684	9,386	4.19%	291,956	10,543	4.81%
Other interest-earning assets	43,146	35	0.11%	20,900	24	0.15%

Total interest-earning assets	1,443,288	55,688	5.14%	1,182,604	46,375	5.23%
Noninterest-earning assets(2)	86,345			57,816

Total assets	$1,529,633			$1,240,420

Interest-bearing liabilities:
Savings accounts	$181,289	1,248	0.92%	$116,645	965	1.10%
Money market accounts	231,683	1,568	0.90%	180,891	1,760	1.30%
NOW accounts	37,795	147	0.52%	29,941	104	0.46%
Certificates of deposit	458,314	7,420	2.16%	364,138	8,094	2.96%

Total interest-bearing deposits	909,081	10,383	1.52%	691,615	10,923	2.11%
FHLB advances	172,151	4,371	3.39%	174,956	5,084	3.87%
Other interest-bearing liabilities	50,785	984	2.58%	33,814	696	2.74%

Total interest-bearing liabilities	1,132,017	15,738	1.85%	900,385	16,703	2.47%
Demand deposits	164,137			114,172
Other noninterest-bearing liabilities	9,583			8,725

Total liabilities	1,305,737			1,023,282
Stockholders’ equity	223,896			217,138

Total liabilities and stockholders’ equity	$1,529,633			$1,240,420

Net interest income		$39,950			$29,672

Interest rate spread(3)			3.29%			2.76%
Net interest-earning assets(4)	$311,271			$282,219

Net interest margin(5)			3.69%			3.35%
Average interest-bearing assets to average interest-bearing liabilities			127.50%			131.34%

(1)	Includes loans held for sale.
(2)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2010 vs. 2009

	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(592)	$(304)	$(896)
Commercial real estate	7,640	819	8,459
Home equity loans	572	(403)	169
Commercial and industrial	2,790	102	2,892
Consumer and other	(166)	1	(165)

Total loans	10,244	215	10,459
Investment securities	238	(1,395)	(1,157)
Other interest-earning assets	21	(10)	11

Total interest-earning assets	10,503	(1,190)	9,313

Interest-bearing liabilities:
Savings accounts	466	(183)	283
Money market accounts	422	(614)	(192)
NOW accounts	29	14	43
Certificates of deposit	1,815	(2,489)	(674)

Total interest-bearing deposits	2,732	(3,272)	(540)
FHLB advances	(81)	(632)	(713)
Other interest-bearing liabilities	331	(43)	288

Total interest-bearing liabilities	2,982	(3,947)	(965)

Change in net interest income	$7,521	$2,757	$10,278

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $10.3 million, or 34.6%, to $40.0 million for the nine months ended September 30, 2010 from $29.7 million for the comparable 2009 period as a result of net interest margin expansion and an increase in average interest earning assets. Net interest margin increased 34 basis points to 3.69% for the nine months ended September 30, 2010 from 3.35% for the prior year period due to amortization of certain acquisition accounting adjustments totaling $1.9 million and improved spreads. Average interest earning assets increased $260.7 million, or 22.0%, to $1.443 billion, mainly due to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and organic loan growth in our Springfield and Worcester markets. These items were partially offset by an increased cost to fund share repurchases and growth in excess cash balances held in low yielding Federal Reserve Bank and FHLBB accounts.

Interest Income. Interest income increased $9.3 million, or 20.1%, to $55.7 million for the nine months ended September 30, 2010 from $46.4 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. Total average interest-earning asset balances increased $260.7 million, or 22.0%, to $1.443 billion for the third quarter of 2010, due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and, to a lesser extent, organic loan origination activity and an increase in excess cash balances. These items were partially offset by loan and investment security sales, as well as prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio. The yield on average interest-earning assets decreased by 9 basis points to 5.14% for the third quarter of 2010 in connection with the lower interest rate environment and excess cash balances held in low yielding Federal Reserve Bank and FHLBB accounts, partially offset by accretion of certain loan fair value accounting adjustments totaling $925,000 for the nine months ended September 30, 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $965,000, or 5.8%, to $15.7 million for the nine months ended September 30, 2010 from $16.7 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 62 basis points to 1.85% for the nine months ended September 30, 2010 reflecting the repricing of savings, money market and certificate of deposit balances in response to the lower interest rate environment as well as a $947,000 reduction in interest expense associated with the amortization of certain deposits and borrowings fair value accounting adjustments. Average interest-bearing liabilities increased $231.6 million, or 25.7%, to $1.132 billion for the nine months ended September 30, 2010 from $900.4 million for the prior year period reflecting growth in interest-bearing deposits and other interest-bearing liabilities due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009.

Provision for Loan Losses. The provision for loan losses decreased $82,000, or 4.1%, to $1.9 million for the nine months ended September 30, 2010 driven by improvement in credit quality, a decrease in net loan originations and loan sales.

Non-interest Income. Non-interest income decreased $72,000, or 1.1%, to $6.4 million for the nine months ended September 30, 2010 mainly attributable to losses totaling $189,000 from sales of substandard municipal securities as well as Fannie Mae and Freddie Mac stock in 2010 compared to gains of $461,000 from sales of securities in the 2009 period and an other-than-temporary impairment charge of an equity security of $145,000 in the first quarter of 2010. These items were partially offset by growth in deposit service charges of $480,000, or 13.6%, as a result of growth in accounts and transactions, an increase of $174,000, or 30.3%, in other income reflecting higher prepayment penalties, loan late charges and mortgage servicing income, and an increase of $46,000, or 12.7%, on gains from sales of lower coupon fixed rate residential mortgages.

Non-interest Expense. Non-interest expense increased $6.8 million, or 26.0%, to $33.1 million for the nine months ended September 30, 2010 from $26.3 million for the prior year period. Excluding acquisition related costs of $1.1 million in 2010 and $1.4 million in 2009, non-interest expense would have increased $7.1 million, or 28.6%, for the nine months ended September 30, 2010. Total salaries and benefits increased $4.3 million, or 30.7%, mainly due to costs incurred to support our new Worcester operations and, to a lesser extent, annual wage increases and a larger incentive accrual due to improved operating performance. Other expenses increased $916,000, or 28.9%, largely related to additional costs for the Worcester operations including equipment maintenance and depreciation, supplies, postage, courier service, protection and security, telephone and business development, as well as an increase in the amortization of mortgage servicing rights due to accelerated prepayments of sold loans and the amortization of the core deposit intangible recorded in connection with the acquisition of CNB Financial in November 2009. Occupancy costs grew $653,000, or 34.3%, principally attributable to expenses incurred to operate our new Worcester facilities. Data processing costs increased $531,000, or 21.1%, reflecting expenses for our new Worcester accounts and a larger loan and deposit account base in our Springfield market. Marketing expenses increased $488,000, or 44.6%, in connection with advertising and promotional expenses focused on our Worcester market. Professional service costs increased $401,000, or 43.2%, as a result of increases in audit and accounting, legal and consulting costs related to the new Worcester operations and, to a lesser extent, expenses associated with loan workout activities and third party loan reviews. These items were partially offset by a decrease of $208,000, or 15.8%, in FDIC insurance premiums due to a one-time special assessment of $538,000 incurred in 2009, partially offset by a higher assessment base and premium rate in 2010.

Income Tax Expense. Income tax expense increased $684,000 to $3.9 million for nine months ended September 30, 2010 from $3.2 million for the comparable 2009 period due in large part to an increase in income before income taxes offset by a decrease in the effective rate from 41.3% to 34.7%. The higher effective tax rate in 2009 was primarily driven by non-deductible merger expenses.

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, the largest portion of which are mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms and (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at September 30, 2010 and December 31, 2009.

Net Interest Income At-Risk

Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (September 30, 2010)	Estimated Increase (Decrease) in NII (December 31, 2009)

-100	(3.0)%	(2.8)%
Stable	0.0%	0.0%
+200	1.9%	0.5%

The preceding income simulation analysis is for United Bank and its subsidiaries only and does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, market conditions, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables and other factors may vary significantly from assumptions used.

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

	September 30, 2010
				NPV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)
		(Dollars in thousands)

+300	$144,480	$(44,431)	(24)%	10.06%	(220)
+200	165,046	(23,865)	(13)	11.20	(107)
+100	180,692	(8,219)	(4)	11.97	(29)
0	188,911			12.27
-100	197,390	8,479	4	12.61	34

	December 31, 2009
				NPV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)
		(Dollars in thousands)

+300	$138,536	$(53,844)	(28)%	9.83%	(278)
+200	160,423	(31,957)	(17)	11.07	(155)
+100	179,607	(12,773)	(7)	12.07	(55)
0	192,380			12.62
-100	206,234	13,854	7	13.27	65

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at September 30, 2010 and December 31, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 24% and 28%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at September 30, 2010 and December 31, 2009, we would experience a 4% and 7%, respectively, increase in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed securities repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At September 30, 2010, our liquidity ratio was 19.48%, compared to 19.49% at December 31, 2009.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $53.6 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $204.5 million and $98.8 million, respectively, at September 30, 2010. In addition, at September 30, 2010, we had the ability to borrow a total of approximately $381.9 million from the FHLBB. On that date, we had $153.0 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2010, we had $39.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $233.8 million in unused lines of credit to borrowers, $4.5 million in standby letters of credit and $23.3 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2010 totaled $282.8 million, or 25.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2010, we originated $158.3 million of loans and purchased $68.8 million of securities. In the comparable 2009 period, we originated $208.0 million of loans and purchased $43.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $70.7 million and $57.7 million for the nine months ended September 30, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $53.0 million and $63.2 million during the nine months ended September 30, 2010 and 2009, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down short term FHLBB advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $1.5 million at September 30, 2010 and $12.4 million at December 31, 2009, was approximately $227.5 million at September 30, 2010 and $185.8 million at December 31, 2009. At September 30, 2010 and December 31, 2009, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $59.4 million at September 30, 2010.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. United Financial also repurchases shares of its common stock. At September 30, 2010, United Financial had liquid assets of $21.1 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$282,825	$106,955	$58,246	$-	$448,026
Federal Home Loan Bank advances	45,596	51,835	32,284	23,248	152,963
Repurchase agreements	15,993	-	-	20,000	35,993
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	4,467	-	-	-	4,467
Operating leases	1,068	1,780	1,744	4,449	9,041
Capitalized leases	406	812	813	6,458	8,489
Future benefits to be paid under retirement plans	199	3,540	171	4,650	8,560

Total	$350,554	$164,922	$93,258	$66,537	$675,271

Commitments:
Commitments to extend credit	$301,393	$-	$-	$-	$301,393
Commitment to invest in venture capital fund	500	-	-	-	500
Commitment to invest in low income tax credit fund	4,361	3,672	414	-	8,447

Total	$306,254	$3,672	$414	$-	$310,340

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of September 30, 2010:

Total risk-based capital	16.09%	8.00%	10.00%

Tier 1 risk-based capital	15.24%	4.00%	6.00%

Tier 1 (core) capital	11.60%	4.00%	5.00%

Tangible equity	11.60%	1.50%	N/A

As of December 31, 2009:

Total risk-based capital	16.53%	8.00%	10.00%

Tier 1 risk-based capital	15.73%	4.00%	6.00%

Tier 1 (core) capital	12.14%	4.00%	5.00%

Tangible equity	12.14%	1.50%	N/A

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

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

At September 30, 2010, the Company was not involved in any legal proceedings, the outcome of which is expected to be material to the Company’s Consolidated Financial Statements.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results should be carefully considered. At September 30, 2010, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q. In addition, the risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2010.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2010.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2010	49,305		$13.74	49,305	144,575

August 1 - 31, 2010	143,429	(2)	13.79	130,500	14,075

September 1 - 30, 2010	-		-	-	14,075

Total	192,734		$13.78	179,805

(1)	On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

(2)	Includes the withholding of 12,929 shares at $14.10 per share as payment of taxes due upon the vesting of the restricted stock awards under the United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.     [Removed and Reserved]

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

United Financial Bancorp, Inc.

Date: November 8, 2010	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer