Form 10-K
period 2010-12-31
United Financial Bancorp, Inc.
filed 2011-03-14
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           YES        ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES ☒    NO ☐.

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

    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the NASDAQ Global Select Market, was approximately $198.1 million.

As of March 4, 2011, 16,096,035 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders dated March 16, 2011 (are incorporated by reference in Part III and this 10-K).

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

United Financial Bancorp, Inc.

United Financial Bancorp, Inc., a Maryland corporation (the “Company”) incorporated in 2007 as the holding company for United Bank, sold 9,564,570 shares of its common stock in connection with the “second-step” conversion from mutual to stock form of United Financial Bancorp, MHC, a Federal mutual corporation. In connection with the offering, each public stockholder of United Financial Bancorp, Inc., a Federal corporation, (“United Financial - Federal”) received 1.04079 shares of the common stock of the Company in exchange for each share of United Financial – Federal. The Company contributed $45.1 million of the net proceeds of the offering to United Bank.

On November 30, 2009, the Company completed its acquisition of CNB Financial Corp. (“CNB Financial”), the holding company for Commonwealth National Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of CNB Financial consisted of 943,376 shares of United Financial common stock and $12,639,495 in cash. Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24.8 million. As a result of this transaction, the Company added six branches, $289.3 million in assets, $242.9 million in loans and $195.2 million in deposits to its franchise.

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

United Financial Bancorp, Inc.’s cash flows depend on earnings from interest-earning deposits and any dividends received from United Bank. United Financial Bancorp, Inc. neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers only certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the United Financial Bancorp, Inc. United Financial Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts and our sixteen branch offices located in our Springfield Region (Agawam, Chicopee, East Longmeadow, Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield and Westfield, Massachusetts as well as our Express Drive-Up branch in Northampton, Massachusetts) and six branches in the Worcester Region (West Boylston, Whitinsville, Worcester and Shrewsbury, Massachusetts). We invest those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. We originate loans almost exclusively for investment. Occasionally, we will also enter into loan participations with other financial institutions. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

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

Market Area

We are headquartered in West Springfield, Massachusetts. Our primary market area for generating deposits is concentrated in the communities surrounding our main and branch offices. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. These facilities are located in West Springfield and Northampton. Our primary lending area is significantly broader than our deposit market area and includes all of Hampden and Hampshire Counties in Western Massachusetts, Northern Connecticut and Worcester County. At December 31, 2010, 86.6% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

Springfield Region.    The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. According to a recent census report, West Springfield’s estimated 2009 population was approximately 28,324 and the estimated 2009 population for Hampden and Hampshire Counties was 468,171 and 155,160, respectively. During the past eight years, the populations of Hampden and Hampshire Counties increased by 2.62% and 1.91%, respectively, while the population of the Commonwealth of Massachusetts increased by 2.55%. During the same period, the number of households in Hampden and Hampshire Counties increased by 0.92% and 3.56%, respectively.

The economy of our primary market area has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, Mass Mutual Financial Group, Big Y Supermarkets, Hasbro Games, Peter Pan Bus Lines, Friendly Ice Cream Corporation, Westover Air Force Base, Smith & Wesson, Yankee Candle and Verizon. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals and a variety of wholesale and retail trade businesses. Our market area also enjoys a strong tourism business. According to recent census data, per capita and median household income for Hampden County was $24,556 and $47,617, respectively, in 2009, lower than the Commonwealth of Massachusetts ($33,460 and $64,496) and the United States ($27,041 and $51,425). 2009 per capita and median household income for Hampshire County was $27,621 and $57,293 respectively.

Our local economy has been experiencing a slowdown during the past two years. The unemployment rate in Hampden County decreased from 10.6% in December 2009 to 10.0% in November 2010, which is higher than the unemployment rates for Massachusetts as a whole (8.2%) and the United States (9.8%).

Worcester Region.    Located one hour from our corporate headquarters in West Springfield, the city of Worcester is located 30 minutes from Boston’s MetroWest area and adjacent to the I-495 Corridor. Worcester is the second largest city in New England with an estimated population of 178,397 in 2009. Worcester County’s 2009 population was 795,726, a 5.96% increase from 2000. Households in Worcester County grew from 283,927 in 2000 to 292,724 in 2009, an increase of 3.10%. United Bank’s Worcester Region Headquarters is located at 33 Waldo Street in Worcester.

Worcester has a diversified economy. The City of Worcester is home to eight colleges and the University of Massachusetts Medical School, its largest employer. Biotechnology is a major enterprise within the city. Its biotech park is host to several innovative companies including Abbott Laboratories, a leading pharmaceutical research and manufacturing firm. Hanover Insurance maintains its national headquarters in Worcester and a subsidiary of Unum, the Paul Revere Life Insurance Company, is also headquartered in Worcester as is the Harleysville Worcester Insurance Company, the oldest life insurance company based in Massachusetts. In addition, Worcester is also home to several libraries and museums. Residents also enjoy access to several performing arts centers and variety of annual music festivals and events.

According to recent census data, per capita and median household income for Worcester County, 2009 per capital and median household income was $29,882 and $63,720. The unemployment rate in Worcester County decreased from 9.9% in December 2009 to 9.0% in November, 2010.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2010, the latest date for which information is available, our market share of deposits represented 11.77%, 1.66% and 1.58% of deposits in Hampden, Hampshire and Worcester Counties, Massachusetts, respectively.

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

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of home equity, commercial real estate and commercial and industrial loans. We generally originate loans for investment purposes. No loans were held for sale at December 31, 2010 or 2009.

Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One- to four-family	$295,721	27.53%	$343,300	30.59%	$356,428	40.96%	$339,470	41.16%	$319,108	41.87%
Commercial	427,994	39.85%	409,680	36.51%	248,457	28.55%	214,776	26.04%	175,564	23.04%
Construction (1)	27,553	2.57%	48,808	4.35%	32,082	3.69%	42,059	5.10%	54,759	7.19%
Home equity	138,290	12.87%	137,371	12.24%	120,724	13.87%	116,241	14.10%	112,739	14.79%
Commercial and industrial	165,335	15.39%	159,437	14.21%	84,919	9.76%	81,562	9.89%	69,762	9.15%
Automobile	11,051	1.03%	14,729	1.31%	17,332	1.99%	22,461	2.72%	24,456	3.21%
Consumer	8,167	0.76%	8,916	0.79%	10,334	1.19%	8,126	0.99%	5,725	0.75%

Total loans	$1,074,111	100.00%	$1,122,241	100.00%	$870,276	100.00%	$824,695	100.00%	$762,113	100.00%

Other items:
Net deferred loan costs and fees	2,073		2,355		2,395		2,136		1,285
Allowance for loan losses	(9,987)		(9,180)		(8,250)		(7,714)		(7,218)

Total loans, net	$1,066,197		$1,115,416		$864,421		$819,117		$756,180

(1)  Includes $24,833, $45,615, $30,161, $33,603 and $41,256 of commercial construction loans at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential		Commercial Real Estate		Construction		Home Equity		Commercial and Industrial		Automobile		Other Consumer		Total (1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending
after December 31, 2010:
One year or less	$89	6.15%	$20,129	6.06%	$7,444	5.06%	$1,872	3.86%	$16,004	5.00%	$626	5.50%	$70	4.88%	$46,234	5.43%
More than one to five years	26,140	5.24%	252,203	6.03%	11,782	5.45%	18,931	5.59%	71,195	5.60%	10,425	4.96%	1,113	5.03%	391,789	5.83%
More than five years	268,894	5.26%	157,184	6.08%	8,935	4.66%	118,009	3.80%	80,247	4.27%	-	0.00%	6,988	8.35%	640,257	5.09%

Total	$295,123	5.26%	$429,516	6.05%	$28,161	5.10%	$138,812	4.04%	$167,446	4.91%	$11,051	4.99%	$8,171	7.87%	$1,078,280	5.38%

(1)  Excludes the fair value adjustment balance of $4.2 million recorded in connection with the acquisition of CNB Financial.

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate	$270,870	$24,164	$295,034
Commercial real estate	221,136	188,251	409,387
Construction	4,708	16,009	20,717
Home equity	35,431	101,509	136,940
Commercial and industrial	62,978	88,464	151,442
Automobile	10,425	-	10,425
Consumer	8,101	-	8,101

Total loans	$613,649	$418,397	$1,032,046

One- to Four-Family Residential Mortgage Loans.    One of our primary lending activities consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area. At December 31, 2010, $295.7 million, or 27.5% of our loan portfolio, consisted of one- to four-family residential mortgage loans. In general, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell fixed-rate one- to four-family residential mortgage loans. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction based on updated appraisal information.

Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2010, we originated $60.0 million of fixed rate one- to four-family residential loans. We did not originate adjustable-rate one- to four-family residential loans during 2010 primarily due to the low interest rate environment. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2010, $24.2 million, or 8.2%, of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Commercial Real Estate Loans.    We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities mainly located in our primary market area. At December 31, 2010, commercial real estate mortgage loans totaled $428.0 million, or 39.9% of our total loans, compared to $409.7 million, or 36.5% of our total loans at December 31, 2009. Our real estate underwriting policies provide that such loans may be made in amounts up to 85% of the appraised value of the property, though such loans are generally limited to 80% of the appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2010, was $28.6 million. Our commercial real estate loans may be made with terms of up to 25 years though generally loan terms do not exceed 10 years and loan amortization periods do not exceed 20 years. Commercial real estate loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to rates published by the Federal Home Loan Bank of Boston. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants. We generally require that the properties securing these real estate loans have stabilized debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require commercial borrowers with loans in excess of $250,000 to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide us with an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate relationship in our portfolio at December 31, 2010 was a combination of loans totaling $13.6 million secured by two office buildings leased to a Fortune 500 company. The second largest commercial real estate loan at that date was a loan of $9.4 million secured by a supermarket-anchored retail plaza. All of these loans were performing in accordance with their terms at December 31, 2010.

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

Construction Loans.    We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to individuals for the construction of their personal residences. At December 31, 2010, residential construction loans totaled $2.7 million, or 0.3% of total loans, compared to $3.2 million, or 0.3% at December 31, 2009. At December 31, 2010, the unadvanced portion of these construction loans totaled $824,000.

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

We also make commercial construction loans for residential and commercial development projects. The projects include single family, multi-family, apartment, industrial, retail and office buildings, and condominium developments. These loans generally have an interest-only phase during construction and then convert to permanent financing. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Due to current economic conditions, management has become more cautious in evaluating and approving funding for construction loans. At December 31, 2010, commercial construction loans totaled $24.8 million, or 2.3% of total loans, compared to $45.6 million, or 4.1% of total loans, at December 31, 2009. At December 31, 2010, the largest outstanding commercial construction loan balance was for $2.0 million, secured by a self storage facility located in eastern Massachusetts. This loan was performing according to its terms at December 31, 2010. At December 31, 2010, the unadvanced portion of all commercial construction loans totaled $25.7 million.

We also originate land loans to local individuals, contractors and developers to make improvements thereon, or to develop the land for sale. Loans to individuals are secured by a lien on the property, have loan-to-value ratios that generally are limited to a maximum of 70% of the value of the land (based on the lower of the acquisition price or the appraised value of the land) and are written with a fixed or floating interest rate. These loans are offered with a term of up to three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three-year period. Land loans to developers are limited to a 65% loan-to-value ratio. The interest rate can be fixed or floating and the term can be for up to three years. Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At December 31, 2010, land loans totaled $23.2 million, or 2.2% of total loans.

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

Home Equity Loans and Home Equity Lines of Credit.    We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At December 31, 2010, home equity loans and equity lines of credit totaled $138.3 million, or 12.9% of total loans. Additionally, at December 31, 2010, the unadvanced amounts of home equity lines of credit totaled $124.7 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal, interest only draw periods under the lines are limited to 10 years. We originated $39.5 million under home equity lines of credit and other home equity loans during the year ended December 31, 2010, as compared to total originations of $46.7 million during the year ended December 31, 2009.

Commercial and Industrial Loans.    Commercial and industrial loans have been a substantial part of our lending operations for a number of years. At December 31, 2010, we had $165.3 million of commercial and industrial loans, which amounted to 15.4% of total loans compared to $159.4 million, or 14.2% of total loans at December 31, 2009. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit. The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2010, was $28.6 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years. The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

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

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2010, our largest commercial and industrial loan outstanding was $6.6 million, which is secured by a certificate of deposit that we maintain. Our largest committed commercial and industrial relationship was $14.5 million to a manufacturer located in our primary market area. Including an additional $4.2 million participated out to another bank, the total relationship of $18.7 million is comprised of $4.5 million of commercial and industrial loan availability, a $10 million industrial development bond for the construction of a new facility ($4.2 million of which is participated out) and a $4.2 million commercial real estate loan on the borrower’s existing facility. The total amount outstanding at December 31, 2010 was $13.8 million ($9.6 million net of participation), with no amounts outstanding on the commercial and industrial loans. All loans to these customers were performing in accordance with loan terms at December 31, 2010.

Automobile and Other Consumer Loans.    We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy. At December 31, 2010, we had $11.1 million in automobile loans, which amounted to 1.0% of total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans. Other consumer loans totaled $8.2 million, or 0.8% of our total loan portfolio at December 31, 2010. At December 31, 2010, $325,000 of such consumer loans were unsecured.

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

Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell fixed rate residential mortgage loans which conform to the underwriting standards specified by Federal National Mortgage Association (“Fannie Mae”) and Massachusetts Housing Financing Authority (“MHFA”). All one-to four-family loans sold are on a non-recourse basis. Historically, in such instances, our loans have been typically sold to Fannie Mae and MHFA with servicing retained. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, we may not be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.

The Company was servicing loans sold in the amount of $68.9 million and $50.9 million, as of December 31, 2010 and 2009, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The balance of mortgage servicing rights to these loans was insignificant as of December 31, 2010 and 2009.

From time to time, we will also purchase loans. No loans were purchased during 2010. During the second quarter of 2009, we purchased $10.3 million in commercial real estate loans from a major financial organization. These loans consisted of five loans secured by real estate located within 50 miles of our main office. Each of the loans were underwritten to our criteria and procedures and have maturities ranging from four years to 23 years.

From time to time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loans according to our own underwriting criteria and procedures. At December 31, 2010, we had $41.9 million in loan participation interests in which we were the lead bank and $23.0 million in loan participations in which we were not the lead bank.

The following table shows our loan originations, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Total loans at beginning of period	$1,122,241	$870,488	$824,695

Loan originations:
Residential mortgages	59,992	61,374	46,946
Commercial mortgages	45,164	71,087	57,096
Construction (1)	33,307	15,805	28,799
Home equity	39,528	46,706	58,928
Commercial and industrial	63,412	61,923	97,274
Automobile	4,387	6,603	5,367
Other consumer	688	649	5,368

Total loans originated	246,478	264,147	299,778
Loans purchased	-	10,262	15,024
Loans acquired from CNB Financial at fair value	-	236,387	-
Deductions:
Principal loan repayments	273,374	230,976	264,610
Loan sales	27,058	29,530	-
(Increase) decrease due to other items (2)	(5,824)	(1,463)	4,399

Total deductions	294,608	259,043	269,009

Net loan activity	(48,130)	251,753	45,793

Total loans at end of period	$1,074,111	$1,122,241	$870,488

(1)  Includes $31,978, $7,847 and $25,799 of commercial construction loans for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)  Includes additional disbursements on home equity and lines of credit, participation loans serviced for others, minor changes and other activity on loans previously originated.

Loan Approval Procedures and Authority.    United Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by United Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

United Bank’s policies and loan approval limits are established by the Board of Directors. The Board of Directors has delegated authority to United Bank’s Chief Lending Officer to review and assign lending authorities to certain individuals of United Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority. In addition the Board has delegated authority at the request of the Chief Lending Officer to an Officers’ Loan Committee comprising the Chief Executive Officer, Chief Lending Officer, EVP of Commercial Banking, Chief Credit Officer and SVP of Risk Management. Loans in amounts above the authorized limits of the Officers’ Loan Committee and loans outside of the designated authority of the Officers’ Loan Committee require the approval of United Bank’s Directors’ Loan Committee. The Directors’ Loan Committee consists of four of our directors, including our Chief Executive Officer. All loans that are approved by the Designated Individuals or the Officers’ Loan Committee are still reviewed and ratified by the Directors’ Loan Committee and the Board of Directors on a monthly basis.

All residential mortgage loans (one- to four-family loans, home equity loans, home equity lines of credit and residential construction loans) may be approved by certain of the Designated Individuals in amounts up to the annually adjusted Fannie Mae and Federal Home Loan Mortgage Corporation (“Freddie Mac”) secondary market conforming loan limits (“Conforming Loans”). Residential mortgage loans in excess of the Conforming Loan limit and up to $1.0 million may be approved by any two of either United Bank’s Chief Executive Officer, Chief Financial Officer or Senior Vice President of Residential Lending. Residential loans in excess of $1.0 million must be approved by any two of the senior executive officers listed above and United Bank’s Officers’ Loan Committee.

All commercial real estate, commercial construction loans and commercial and industrial loans in amounts up to $1.0 million may be approved by certain of the Designated Individuals. All such loans in excess of $1.0 million, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $1.0 million, must be approved by United Bank’s Officers’ Loan Committee. All home equity loans and home equity lines of credit up to $500,000 may be approved by certain of the Designated Individuals. All home equity loans and home equity lines of credit in excess of $500,000 must be approved by the Officers’ Loan Committee. All loans in excess of $2.0 million, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $2.0 million, must be approved by United Bank’s Directors’ Loan Committee. In addition, there are certain instances which may trigger the need for approval of the Directors’ Loan Committee at a $1.0 million threshold, for example if the collateral is located outside of our primary market area or if the loan is adversely rated.

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

Non-performing and Problem Assets

Asset Quality Process.    We have an independent loan review process and our loan review consultants provided two on-site reviews of our commercial portfolio during 2010. All loan relationships in excess of $1.0 million and all classified loans over $500,000 were reviewed by the third party consultants.

We initiate collection efforts when a loan becomes ten days past due with system-generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. A summary report of all loans 30 days or more past due is reported to the Board of Directors monthly. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are generally placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.

Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. As noted, we had three troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates).

	At December 31,
	2010		2009		2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$1,036		$1,190		$1,244	$328	$-
Commercial mortgages	3,256		10,717		2,544	553	1,144
Construction	410		3,280		444	577	-
Home equity	60		492		-	52	20
Commercial and industrial	2,885		571		425	275	123
Automobile	-		4		-	-	-
Other consumer	55		33		140	-	1

Total	7,702		16,287		4,797	1,785	1,288
Non-accrual troubled debt restructures:
Commercial mortgages	860	(1)	-		-	-	-
Construction	872	(2)	-		-	-	-

Total	1,732		-		-	-	-

Total non-accrual loans	9,434		16,287		4,797	1,785	1,288

Other real estate owned	1,536		1,545		998	880	562

Total non-performing assets	$10,970		$17,832		$5,795	$2,665	$1,850

Accruing troubled debt restructuring	$3,473	(3)	$-		$-	$-	$-

Ratios:
Total non-performing loans to total loans	0.88%		1.45%		0.55%	0.22%	0.17%
Total non-performing assets to total assets	0.69%		1.16%		0.46%	0.25%	0.18%
Allowance for loan losses to non-performing loans	105.86%	(4)	56.36%	(4)	171.98%	432.16%	560.40%

(1)  Includes an $860,000 troubled debt restructure commercial mortgage loan which was restructured in the second quarter of 2010. There were no additional commitments to this borrower.

(2)  Includes an $872,000 troubled debt restructure construction loan which was restructured in the fourth quarter of 2010. There were no additional commitments to this borrower.

(3)  Represents a commercial mortgage loan which was restructured in the first quarter of 2010 and was returned to accrual status at September 30, 2010 as the customer has been current on the new payments for six months.

(4)  Exclusive of the $163,000 and $3.3 million in non-performing loans acquired in acquisition of CNB Financial at December 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 107.72% and 70.44%, respectively.

As noted in the above table, non-accrual loans amounted to approximately $9.4 million and $16.3 million at December 31, 2010 and 2009, respectively. There are no loans greater than 90 days past due and still accruing interest as of December 31, 2010. The non-accrual loan total for December 31, 2010 includes two troubled debt restructure loans, an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure construction loan for $872,000 which was restructured in the fourth quarter of 2010. The non-accrual loan total for December 31, 2009 includes a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and was restructured during the first quarter of 2010. This loan was classified as a troubled debt restructure and was placed on non-accrual status as of March 31, 2010. As of September 30, 2010, this loan was returned to accruing status as the customer has been current on the new payments for more than six months. The additional decrease of $3.4 million from 2009 reflects the resolution of four commercial real estate loans and two construction loans offset by the addition of one commercial and industrial relationship and two commercial real estate loans with balances over $500,000 during 2010. Each of the Company’s non-performing assets has an active workout plan in place. Additional interest income of approximately $363,000, $281,000, $132,000, $69,000 and $71,000, respectively, would have been recorded during the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, if the loans had performed in accordance with their original terms.

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

At December 31, 2010 and 2009, the recorded investment in impaired loans was $12.9 million and $16.3 million, respectively. A loan reserve of $667,000 and $599,000 was established on $4.1 million and $11.9 million of the impaired loans at December 31, 2010 and 2009, respectively. In 2009 and in accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit discount of $2.3 million related to impaired loans of $5.2 million acquired from CNB Financial. The average balance of impaired loans was $14.0 million, $9.3 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest income recognized on impaired loans during 2010, 2009 and 2008 was not significant.

Delinquent Loans.    The following table sets forth our loan delinquencies greater than 60 days by type and amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2010
Residential mortgages	10	$1,001	5	$1,036		15	$2,037
Commercial mortgage	6	1,088	13	3,256	(1)	19	4,344
Construction	-	-	3	410	(2)	3	410
Home equity	3	223	1	60		4	283
Commercial and industrial	3	122	13	2,885		16	3,007
Automobile	1	5	-	-		1	5
Other consumer	1	3	2	55		3	58

Total	24	$2,442	37	$7,702		61	$10,144

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	-	-	3	4		3	4
Other consumer	3	11	1	33		4	44

Total	33	$4,299	46	$16,287		79	$20,586

At December 31, 2008
Residential mortgages	7	$939	7	$1,244		14	$2,183
Commercial mortgages	3	772	8	2,544		11	3,316
Construction	1	140	3	444		4	584
Home equity	2	126	-	-		2	126
Commercial and industrial	5	242	15	425		20	667
Automobile	1	8	-	-		1	8
Other consumer	1	2	2	140		3	142

Total	20	$2,229	35	$4,797		55	$7,026

At December 31, 2007
Residential mortgages	1	$558	4	$328		5	$886
Commercial mortgages	3	671	5	553		8	1,224
Construction	-	-	5	577		5	577
Home equity	2	200	2	52		4	252
Commercial and industrial	7	454	8	275		15	729
Automobile	-	-	-	-		-	-
Other consumer	2	50	-	-		2	50

Total	15	$1,933	24	$1,785		39	$3,718

At December 31, 2006
Residential mortgages	3	$203	-	$-		3	$203
Commercial mortgages	1	149	7	1,144		8	1,293
Construction	-	-	-	-		-	-
Home equity	-	-	1	20		1	20
Commercial and industrial	2	47	4	123		6	170
Automobile	2	1	-	-		2	1
Other consumer	-	-	1	1		1	1

Total	8	$400	13	$1,288		21	$1,688

(1) Excludes an $860,000 commercial mortgage loan which was restructured in the second quarter of 2010 and was placed on non-accrual status. Although this troubled debt restructure loan is reported as a non-performing asset, the borrower is delinquent for less than 60 days.

(2) Excludes an $872,000 construction loan which was restructured in the fourth quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to the restructured payment terms.

Other Real Estate Owned.    Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2010, we had $1.5 million of real estate owned.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated for both loans and foreclosed assets. The total amount of loans in the table below at December 31, 2010 includes nineteen relationships which represent 59% of the classified loans. Construction loans for one- to-four family home or condominium development represent 10% of total classified assets, a decrease from 24% at December 31, 2009. Of the $1.5 million in other real estate owned, two properties aggregating $900,000 are under contract to be sold in the first and second quarter of 2011.

	At December 31, 2010	At December 31, 2009
	(In thousands)
Classified Loans:
Special mention	$27,687	$33,507
Substandard	44,113	45,354
Doubtful	312	136
Loss	-	-

Total classified loans	$72,112	$78,997
Foreclosed Assets:
Other real estate owned	1,536	1,545

Total classified assets	$73,648	$80,542

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, delinquent and classified loans and charge-offs, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2010 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$9,180	$8,250	$7,714	$7,218	$6,382
Charge-offs:
Residential mortgages	1	69	-	-	-
Commercial mortgages	529	1,399	6	39	-
Construction	206	135	444	326	-
Home equity	115	-	42	-	10
Commercial and industrial	766	545	827	593	164
Automobile	4	5	8	21	1
Other consumer	16	10	9	4	11

Total charge-offs	1,637	2,163	1,336	983	186
Recoveries:
Residential mortgages	-	1	-	-	-
Commercial mortgages	96	5	-	-	1
Construction	-	2	-	-	-
Home equity	-	-	5	4	-
Commercial and industrial	63	85	17	47	47
Automobile	-	2	3	1	2
Other consumer	-	-	1	2	3

Total recoveries	159	95	26	54	53
Net charge-offs	(1,478)	(2,068)	(1,310)	(929)	(133)
Provision for loan losses	2,285	2,998	1,846	1,425	969

Balance at end of period	$9,987	$9,180	$8,250	$7,714	$7,218

Ratios:
Net charge-offs to average loans outstanding	0.13%	0.23%	0.15%	0.12%	0.02%
Allowance for loan losses to non-performing loans at end of period	105.86% (1)	56.36% (1)	171.98%	432.16%	560.40%
Allowance for loan losses to total loans at end of period	0.93% (2)	0.82% (2)	0.95%	0.94%	0.95%

(1) Exclusive of the $163,000 and $3.3 million in non-performing acquired loans at December 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 107.72% and 70.44%, respectively.

(2) Exclusive of the $209.8 million and $242.9 million in acquired loans and $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.18% and 1.07% for the years ended December 2010 and 2009, respectively.

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

	At December 31,
	2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$740	7.41%	27.53%	$802	8.74%	30.59%	$891	10.80%	40.95%
Commercial mortgages	5,000	50.07%	39.85%	4,300	46.84%	36.51%	3,506	42.50%	28.55%
Construction	668	6.69%	2.57%	1,194	13.01%	4.35%	1,089	13.20%	3.69%
Home equity	623	6.24%	12.87%	621	6.76%	12.24%	604	7.32%	13.87%
Commercial and industrial	2,801	28.05%	15.39%	2,051	22.34%	14.21%	1,911	23.16%	9.76%
Automobile	90	0.90%	1.03%	110	1.20%	1.31%	156	1.89%	1.99%
Other consumer	65	0.64%	0.76%	102	1.11%	0.79%	93	1.13%	1.19%

Total allowance	$9,987	100.00%	100.00%	$9,180	100.00%	100.00%	$8,250	100.00%	100.00%

	At December 31,
	2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$849	11.00%	41.16%	$957	13.26%	41.87%
Commercial mortgages	3,164	41.02%	26.04%	2,588	35.85%	23.04%
Construction	1,229	15.93%	5.10%	1,255	17.39%	7.19%
Home equity	523	6.78%	14.10%	512	7.09%	14.79%
Commercial and industrial	1,667	21.61%	9.89%	1,633	22.62%	9.15%
Automobile	202	2.62%	2.72%	220	3.05%	3.21%
Other consumer	80	1.04%	0.99%	53	0.73%	0.75%

Total allowance	$7,714	100.00%	100.00%	$7,218	100.00%	100.00%

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

The Company’s Board of Directors has adopted an investment policy that is substantially identical to the Bank’s policy. Any references herein to the “Bank” also apply to the Company.

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

Mortgage-Backed Securities.    We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae.

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

At December 31, 2010, our mortgage-backed securities totaled $289.6 million, or 18.3% of total assets and 19.6% of interest earning assets. Our mortgage-backed securities at December 31, 2010 were classified as both available-for-sale and held-to-maturity. At December 31, 2010, 11.4% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 88.6% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 3.94% at December 31, 2010. The estimated fair value of our mortgage-backed securities at December 31, 2010 was $289.4 million, which was $8.6 million more than the amortized cost of $280.8 million. Private issue CMOs are included in our mortgage-backed securities portfolio as a result of the acquisition of CNB Financial. At December 31, 2010, private issue CMOs had an estimated fair value of $3.6 million and an amortized cost of $3.5 million, represented 1.2% of total mortgage-backed securities and had a weighted average yield of 6.06%. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Government-Sponsored Enterprises.    At December 31, 2010, our U.S. Government-Sponsored Enterprises securities portfolio totaled $12.5 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Bonds.    At December 31, 2010, our corporate bond portfolio totaled $1.6 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit worthiness of the issuer. In order to mitigate this risk, our investment policy requires that at the time of purchase corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 5% of consolidated assets in corporate debt obligations and up to $1.0 million in any one issuer.

Municipal Obligations and Industrial Revenue Bonds.    Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated at the time of purchase within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2010, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities.

Investment Securities Portfolio.    The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$12,747	$12,502	$342	$353	$467	$465
Government-sponsored and government-guaranteed mortgage- backed securities	172,003	180,766	215,819	224,836	294,824	301,111
Private label mortgage-backed securities	3,076	3,170	4,999	5,036	-	-
Corporate debt obligations	1,450	1,619	1,449	1,712	1,538	1,538
Municipal bonds	7,760	7,795	11,004	10,933	10,504	10,392
Marketable equity securities	-	-	97	434	-	-

Total available-for-sale	$197,036	$205,852	$233,710	$243,304	$307,333	$313,506

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage- backed securities	$105,312	$105,045	$53,769	$53,531	$-	$-
Private label mortgage-backed securities	388	389	737	750	-	-
Industrial revenue bonds	19,050	19,050	1,039	1,039	1,122	1,122
State of Israel bonds	150	150	150	150	-	-
Municipal bonds	7,575	7,392	7,479	7,593	2,069	2,116

Total held-to-maturity	$132,475	$132,026	$63,174	$63,063	$3,191	$3,238

At December 31, 2010, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity securities do not have contractual maturities and are excluded from this table. Weighted average yields are presented on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$-	0.00%	$2,747	2.47%	$10,000	2.37%	$-	0.00%	$12,747	2.39%	$12,502
Government-sponsored and government-guaranteed mortgage- backed securities	103	3.71%	4,591	4.25%	15,137	4.47%	152,172	4.59%	172,003	4.57%	180,766
Private label mortgage-backed securities	-	0.00%	-	0.00%	2,458	5.84%	618	7.59%	3,076	6.19%	3,170
Corporate debt obligations	-	0.00%	-	0.00%	-	0.00%	1,450	5.05%	1,450	5.05%	1,619
Municipal bonds	-	0.00%	-	0.00%	4,093	3.70%	3,667	4.16%	7,760	3.92%	7,795

Total available-for-sale	$103	3.71%	$7,338	3.58%	$31,688	3.81%	$157,907	4.60%	$197,036	4.43%	$205,852

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage- backed securities	$-	0.00%	$-	0.00%	$19,663	2.66%	$85,649	2.81%	$105,312	2.78%	$105,045
Private label mortgage-backed securities	-	0.00%	-	0.00%	388	5.00%	-	0.00%	388	5.00%	389
Industrial revenue bonds	-	0.00%	-	0.00%	-	0.00%	19,050	4.27%	19,050	4.27%	19,050
State of Israel bonds	-	0.00%	150	3.10%	-	0.00%	-	0.00%	150	3.10%	150
Municipal bonds	130	3.04%	870	3.66%	1,277	3.63%	5,298	4.06%	7,575	3.92%	7,392

Total held-to-maturity	$130	3.04%	$1,020	3.58%	$21,328	2.76%	$109,997	3.12%	$132,475	3.07%	$132,026

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2010, $462.5 million, or 40.5% of our deposit accounts, were certificates of deposit, of which $282.8 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2010			2009			2008
	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand	$175,996	15.40%	- %	$154,374	14.87%	- %	$114,178	14.59%	- %
NOW	40,922	3.58%	0.48%	42,262	4.07%	0.41%	32,390	4.14%	0.50%
Regular savings	203,165	17.77%	0.80%	174,270	16.79%	0.84%	99,492	12.71%	1.04%
Money market	260,573	22.79%	0.88%	189,763	18.28%	0.89%	160,736	20.54%	1.69%
Certificates of deposit	462,530	40.46%	2.16%	477,534	46.00%	2.28%	375,867	48.02%	3.34%

Total deposits	$1,143,186	100.00%	1.23%	$1,038,203	100.00%	1.37%	$782,663	100.00%	2.10%

(1)  Excludes the fair value adjustment balance of $115,000 and $724,000 recorded in connection with the acquisition of CNB Financial at December 2010 and 2009, respectively.

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $242.0 million. The following table sets forth the maturity of those certificates as of December 31, 2010, in thousands.

Three months or less	$53,828
Over three months through six months	43,126
Over six months through one year	42,251
Over one year to three years	71,235
Over three years	31,570

Total	$242,010

Borrowings.    Our borrowings consist of advances from the Federal Home Loan Bank of Boston, collateralized repurchase agreements with our customers and other financial institutions and subordinated debentures. As of December 31, 2010, we had Federal Home Loan Bank advances of $151.3 million, or 11.1% of total liabilities, with a weighted average maturity of 2.7 years and a weighted average rate of 3.96%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $373.2 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
	(In thousands)
Balance at end of period	$151,282	(1)	$205,552	(2)	$208,564
Average amount outstanding during year	165,224	(1)	171,058	(2)	178,699
Interest expense incurred during year	6,360	(1)	6,662		6,739
Maximum amount outstanding at any month-end	214,626	(1)	205,552	(2)	228,214
Average interest rate during the year	3.85%		3.89%		3.77%
Weighted average interest rate on end of period balances	3.96%		3.47%		3.32%

(1)  Excludes the fair value adjustment balance of $2.0 million, an average balance of $2.3 million and interest expense of $595,000 for December 31, 2010, recorded in connection with the acquisition of CNB Financial.

(2)  Excludes the fair value adjustment balance of $2.6 million and an average balance of $243,000 at December 31, 2009, recorded in connection with the acquisition of CNB Financial.

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2010, the Company had $21.0 million of repurchase agreements outstanding with its customers at a weighted average rate of 0.84%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at end of period	$21,029	$27,303	$18,042
Average amount outstanding during year	19,240	10,559	8,534
Interest expense incurred during year	185	126	158
Maximum amount outstanding at any month-end	23,033	27,303	18,042
Average interest rate during the year	0.96%	1.19%	1.85%
Weighted average interest rate on end of period balances	0.84%	1.12%	1.60%

In addition, the Company had a total of $20.0 million in structured term repurchase agreements secured through another financial institution. The Company entered into a $10.0 million repurchase agreement in 2009 due to mature in 2019, is callable in 2014 and has a rate of 2.44%. The Company had previously entered into a $10.0 million repurchase agreement in 2008 due to mature in 2018, is callable in 2011 and has a rate of 2.73%. All of the repurchase agreements are secured by mortgage-backed securities issued by government sponsored enterprises.

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the amount of $7.7 million. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2010 was 2.15%. A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank and was established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2010, UCB Securities, Inc. had total assets of $156.7 million, all of which were qualifying securities under the applicable regulations.

UCB Securities, Inc. II is a wholly owned subsidiary of United Bank and was established in 2010 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc. II’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2010, UCB Securities, Inc. had total assets of $34.8 million, all of which were qualifying securities under the applicable regulations.

UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. At December 31, 2010, UB Properties, LLC had total assets of $1.4 million.

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

Expense and Tax Allocation Agreements

United Bank has entered into an agreement with United Financial Bancorp, Inc. that generally provides that United Financial Bancorp will pay to United Bank, on a quarterly basis, fees for its use of United Bank’s premises, furniture, equipment and employees in an amount to be determined by the board of directors of United Financial Bancorp and United Bank. Such fees shall not be less than the fair market value received for such goods or services. In addition, United Financial Bancorp and United Bank entered into a tax allocation agreement as a result of their status as members of an affiliated group under the Internal Revenue Code. The tax allocation agreement generally provides that United Financial will file consolidated federal tax income returns with

United Bank and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the future payments by United Bank to United Financial Bancorp for tax liabilities attributable to United Bank and its subsidiaries. The financial information and discussion contained in this prospectus primarily relates to the activities of United Bank.

United Charitable Foundation

We established the United Charitable Foundation in 2005 in connection with our minority stock offering. At December 31, 2010, the foundation owned 358,156 shares of our common stock, or 2.2% of the shares outstanding. To maintain favorable tax status, the foundation must make annual grants equal to 5% of its assets, and grants are made to community activities and charitable causes in the communities in which we operate. Six of the foundation’s seven directors are directors of United Bank. All shares of common stock owned by the foundation must be voted in the same proportion as all other shares of our common stock are voted on any matter to come before the stockholders.

Personnel

As of December 31, 2010, we had 263 full-time employees and 28 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

United Bank is examined and supervised by the Office of Thrift Supervision (“OTS”) and is also subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. United Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. United Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines United Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. United Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of United Bank’s mortgage documents.

The Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like United Bank to be transferred from the OTS to the Comptroller of the Currency (the “OCC”), the agency that regulates national banks. The Office of the Comptroller of the Currency will assume primary responsibility for examining United Bank and implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer will occur over a transition period of up to one year, subject to a possible six month extension. At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve

Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

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

The Dodd-Frank Act authorizes depository institutions to pay interest on business demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on United Bank’s interest exposure.

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

At December 31, 2010, United Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, United Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Dodd-Frank Act also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2010, United Bank satisfied this test.

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

Enforcement.    The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation (the “FDIC”) also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances. The Office of the Comptroller of the Currency will be assuming the Office of Thrift Supervision’s enforcement authority over federal savings banks pursuant to the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, United Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts.    United Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. The Dodd-Frank Act requires the FDIC to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The FDIC has issued a proposed rule, that if adopted, would implement that change for the second quarter of 2011. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is being recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. United Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and United Bank and the Company opted to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended September 30, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the fourth quarter ended December 31, 2010 averaged 1.04 basis points of assessable deposits.

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

Federal Home Loan Bank System.    United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010, of $15.4 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, and general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. To the extent dividends are reduced, or interest on future Federal Home Loan Bank advances increased, United Bank’s net interest income would likely also be reduced. In fact, the Federal Home Loan Bank of Boston has not paid a dividend since 2008.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2010, United Bank was in compliance with these reserve requirements.

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

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to United Bank. As part of the Dodd-Frank Act regulatory restructuring, the OTS’ authority over savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

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

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the promulgator of consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions. The regulations require holding companies to provide capital and other support to their subsidiary institutions in times of financial distress.

United Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, requires the Federal Reserve Board to regulate pricing of debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest expense costs for the Company and United Bank.

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

At December 31, 2010, United Bank’s total federal base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

State Taxation

Beginning in 2009, due to a change in law, United Financial Bancorp, Inc. and United Bank filed a combined return. The security corporation subsidiaries continue to file separately. United Financial Bancorp, Inc.’s state tax returns, as well as those of United Bank and its subsidiaries, are not currently under audit. The years after 2005 are open for exam.

United Bank files Massachusetts financial institution income tax returns and is subject to an annual Massachusetts tax at a rate of 10% of its net income in 2010. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Deductions with respect to the following items, however, are not allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

Due to the legislative change, beginning in 2010, the Massachusetts financial institution tax rate decreases by 0.5% each year for three years until 2012, when it will become 9% and will remain at that rate.

United Financial Bancorp is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. As a Maryland business corporation, United Financial Bancorp is required to file annual returns and pay annual fees to the State of Maryland.

United Bank’s subsidiaries, UCB Securities, Inc. and UCB Securities, Inc. II, are taxed as Massachusetts security corporations, and are subject to a state tax rate of 1.32% of its gross income.

Executive Officers of the Registrant

The executive officers of the Company and the Bank are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of the Company and the Bank are:

Name	Position
Richard B. Collins	President and Chief Executive Officer of the Company and the Bank
Keith E. Harvey	Executive Vice President, Operations and Retail Sales, of the Bank
Mark A. Roberts	Executive Vice President and Chief Financial Officer of the Company and the Bank
J. Jeffrey Sullivan	Executive Vice President and Chief Lending Officer of the Bank
Charles R. Valade	Executive Vice President, Commercial Lending/Worcester Region, of the Bank
John J. Patterson	Senior Vice President, Risk Management, of the Bank
Dena M. Hall	Senior Vice President, Marketing and Community Relations, of the Bank

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2010.

Keith E. Harvey is the Executive Vice President for Operations and Retail Sales of the Bank. Mr. Harvey joined the Bank in 1984. Age 63.

Mark A. Roberts is the Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined the Company and the Bank in 2006. Prior to that, he served as the Vice President and Controller for The Connecticut Bank and Trust Company in Hartford, Connecticut and was the Vice President of Finance at Woronoco Savings Bank for six years. Age 47.

J. Jeffrey Sullivan is Executive Vice President and Chief Lending Officer of the Bank. Mr. Sullivan joined the Bank in 2003. Age 46.

Charles R. Valade is Executive Vice President, Commercial Lending/Worcester Region, of the Bank. Prior to joining the Bank in connection with the Company’s acquisition of CNB Financial in November 2009, Mr. Valade served as President and Chief Executive Officer of CNB Financial since its formation in 2005. Age 59.

Dena M. Hall is the Senior Vice President of Marketing and Community Relations of the Bank. She joined the Bank in 2005. Previously, she was the Director of Marketing for Woronoco Savings Bank for seven years. Age 37.

John J. Patterson is Senior Vice President, Risk Management of the Bank. Mr. Patterson joined the Bank in 1993. Age 64.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The Economic Recession Could Result In Increases In Our Level Of Non-Performing Loans And/Or Reduce Demand For Our Products And Services, Which Would Lead To Lower Revenue, Higher Loan Losses And Lower Earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in Massachusetts. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid thereby requiring us to reinvest those cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock, totaled $205.9 million. Unrealized net gains on these available-for-sale securities totaled $8.8 million at December 31, 2010 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in United Bank’s net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2010, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 0.54% increase in net interest income over the following 12 months.

Our Increased Emphasis on Commercial Real Estate and Commercial and Industrial Lending May Expose Us to Increased Lending Risks.

At December 31, 2010, our portfolio of commercial real estate loans totaled $428.0 million, or 39.9% of our total loans, and our portfolio of commercial and industrial loans totaled $165.3 million, or 15.4% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Our Emphasis On Residential Mortgage Loans And Home Equity Loans And Lines Of Credit Exposes Us To Lending Risks.

At December 31, 2010, $295.7 million, or 27.5%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $138.3 million, or 12.9%, of our loan portfolio consisted of home equity loans and lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans and lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.93% of total loans and 105.86% of non-performing loans at December 31, 2010, compared to 0.82% of total loans and 56.36% of non-performing loans at December 31, 2009. Material additions to our allowance could materially decrease our net income.

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

Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce our Earnings.

At December 31, 2010, our investment portfolio included $1.6 million in trust preferred securities and $15.4 million in municipal bonds. During 2010, 2009 and 2008, we recognized $145,000, $82,000 and $1.3 million charges for the other-than-temporary impairment of certain trust preferred securities. During 2008, we also recognized a $94,000 charge for the other-than-temporary impairment of one municipal security. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions, such as the Bank, will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

We own common stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Boston common stock as of December 31, 2010 was $15.4 million based on its par value. There is no market for our Federal Home Loan Bank of Boston common stock. Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Boston Suspended Dividends During the Fourth Quarter of 2008. This Negatively Affects our Earnings.

The Federal Home Loan Bank of Boston suspended dividends during the fourth quarter of 2008. We received $402,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008. The failure of the Federal Home Loan Bank of Boston to pay dividends during 2010 and 2009 has reduced our earnings.

Our Wholesale Funding Sources May Prove Insufficient to Replace Deposits at Maturity and Support Our Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements, brokered CDs and proceeds from the sale of loans and securities and liquidity resources of the holding company. At December 31, 2010, we had approximately $153.3 million of FHLB advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

The following table provides certain information as of December 31, 2010 with respect to our main office located in West Springfield and our 21 other full service branch offices, our drive-up facilities and our financial service facilities:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

95 Elm Street West Springfield, MA 01089	Owned	1999	46,147	$ 1,340

Full Service Branches:
Springfield Region

115 State Street Springfield, MA 01103	Leased	(1)	3,401	-

1077 St. James Avenue Springfield, MA 01104	Owned	2003	8,354	894

459 Main Street Indian Orchard, MA 01151	Leased	(2)	2,560	-

528 Center Street Ludlow, MA 01056	Owned	2002	3,000	901

1930 Wilbraham Road Springfield, MA 01129	Owned	2001	2,304	601

670 Bliss Road Longmeadow, MA 01106	Leased	(3)	1,652	-

1325 Springfield Street Feeding Hills, MA 01030	Leased	(4)	2,400	-

180 Main Street Northampton, MA 01060	Leased	(5)	2,800	147

10 Elm Street Westfield, MA 01085	Owned	1981	8,500	679

14 Russell Road Huntington, MA 01050	Owned	2001	720	176

168 Southampton Road Westfield, MA 01085	Leased	(6)	2,890	1,607

1830 Northampton Street Holyoke, MA 01040	Owned	1994	6,409	514

94 Shaker Road East Longmeadow, MA 01028	Leased	2008 (7)	2,411	-

806 Suffield Street Agawam, MA 01001	Leased	2008 (8)	2,972	1,129

445 Montgomery Street Chicopee, MA 01020	Leased	2009 (9)	2,890	1,985

Worcester Region

33 Waldo Street Worcester, MA 01608	Leased	2001 (10)	9,957	219

1 West Boylston Street Worcester, MA 01605	Leased	2003 (11)	2,820	93

572 Main Street Shrewsbury, MA 01545	Ground Leased	2002 (12)	28,253	514

701 Church Street Northbridge, MA 01588	Sale, Leaseback	2004 (13)	30,492	-

1393 Grafton Street Worcester, MA 01604	Leased	2006 (14)	2,000	263

26 West Boylston Street West Boylston, MA 01583	Leased	2006 (15)	1,800	267

Other:
52 Van Deene Avenue West Springfield, MA 01089	Owned	2005 (16)	547	555

33 Westfield Street West Springfield, MA 01089	Owned	(17)	1,720	864

140 Main Street Northampton, MA 01060	Leased	2006 (18)	1,375	-

491 Pleasant Street Northampton, MA 01060	Leased	2008 (19)	7,405	486

(1)	United Bank has a lease for a five-year period expiring in June 2015.

(2)	United Bank has a lease for a five-year period expiring in May 2013 with an additional five-year renewal option.

(3)	United Bank has a lease for a five-year period expiring in September 2011.

(4)	United Bank has a lease for a five-year period expiring in September 2015.

(5)	United Bank has a lease for a ten-year period expiring in April 2016 with two five-year renewal options.

(6)	United Bank has a lease for a twenty-five year period expiring in March 2031 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.

(7)	United Bank has a lease for a ten-year period expiring in January 2018 with a renewal option for ten additional years.

(8)	United Bank has a lease for a twenty-year period expiring in March 2028 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.

(9)	United Bank has a lease for a twenty-five year period expiring in May 2034 with two five-year renewal options. This lease is classified as a capitalized lease for accounting and reporting purposes.

(10)	This location has a lease for a fifteen-year period expiring in October 2016 with two additional five-year renewal options.

(11)	This location has a lease for a twenty-year period expiring in March 2023 with two additional five-year renewal options.

(12)	This location has a ground lease for a twenty-year period expiring in June 2022 with eleven additional five-year renewal options.

(13)	This location has a leaseback agreement for a twenty-year period expiring in November 2024 with two additional five-year renewal options.

(14)	This location has a lease for a ten-year period expiring in January 2016 with three additional five-year renewal options.

(15)	This location has a lease for a ten-year period expiring in June 2016 with three additional five-year renewal options.

(16)	This office is a drive-up facility only.

(17)	A portion of this facility is used as a Wealth Management office which offers insurance, investment products and financial planning services.

(18)	United Bank has a two-year lease for this Wealth Management services facility which expires in November 2012.

(19)	This office is an express drive-up branch.

The net book value of our premises, land and equipment, including capitalized lease assets, was $13.2 million at December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants are claiming that Commonwealth National Bank acted in bad faith and in violation of applicable law and that their actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. United Bank believes these claims are without merit and is vigorously defending the litigation. The parties are scheduled to go to trial in the third quarter of 2011. No estimate of any reasonably possible loss or range of loss to United Bank can be made at this time.

In addition, the Company and its subsidiary are subject to various legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 4, 2011 was 2,953. Certain shares of United Financial Bancorp, Inc. are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

At the close of business on December 31, 2010, there were 16,109,106 shares of common stock outstanding. The following table presents quarterly market information and dividends declared for the common stock of the Company for the years ended December 31, 2010 and 2009. The high and low sales prices for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share		Cash Dividend Declared
	High	Low
2010
Fourth quarter	$15.46	$13.39	$0.08
Third quarter	15.08	12.95	0.08
Second quarter	14.81	12.68	0.07
First quarter	15.16	12.47	0.07

2009
Fourth quarter	$13.47	$11.51	$0.07
Third quarter	14.00	11.31	0.07
Second quarter	14.69	11.66	0.07
First quarter	15.48	11.77	0.07

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning on December 31, 2005 through December 31, 2010, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period.

The cumulative total return on the common stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

On January 24, 2011, the Board of Directors of United Financial Bancorp, Inc. declared a cash dividend of $0.08 per share. The dividend will be payable on March 8, 2011 to shareholders of record as of February 14, 2011.

Dividend payments by United Financial Bancorp, Inc. are dependent primarily on cash flows from the investment portfolio, debt service payments from United Bank in connection with its loan to the Employee Stock Ownership Plan, and dividends or capital distributions from United Bank.

For a discussion of United Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation” and Note P to the Company’s financial statements.

(b)	Not Applicable.

(c)         The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2010.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1, 2)
October 1 -31, 2010	25,451		$13.59	25,451	796,427

November 1 -30, 2010	40,190	(3)	13.84	40,025	756,402

December 1 -31, 2010	938	(4)	14.99	-	756,402

Total	66,579		$13.76	65,476

(1)	On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock. On October 26, 2010, the Company announced the completion of its stock repurchase program at a cost of approximately $10.8 million and at an average price of $13.51 per share.

(2)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. This repurchase program commenced immediately upon completion of the previous plan approved on October 16, 2009. As of December 31, 2010, the Company repurchased 51,401 shares at a cost of approximately $709,000 and an average price of $13.80, under this plan.

(3)	Includes the withholding of 165 shares at $13.54 per share subject to restricted stock awards under the United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

(4)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived in part from the audited consolidated financial statements of United Financial Bancorp, Inc. that appear in this Annual Report. The information for the years ended December 31, 2007 and 2006 is derived in part from audited consolidated financial statements that do not appear in this Annual Report.

	At December 31,
	2010		2009		2008		2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,584,877		$1,541,040		$1,263,134		$1,079,281	$1,009,433
Cash and cash equivalents	83,069		21,877		13,572		14,254	25,419
Short-term investments	-		1,096		1,071		1,030	-
Investment securities available-for-sale	205,852		243,304		313,506		201,257	190,237
Investment securities held-to-maturity	132,475		63,174		3,191		3,632	3,241
Loans, net (1)	1,066,197		1,115,416		864,421		819,117	756,180
Deposits	1,143,301		1,038,927		782,663		718,682	685,686
FHLB advances	153,307		208,173		208,564		107,997	169,806
Repurchase agreements	41,029		47,303		28,042		13,864	10,425
Subordinated debentures	5,448		5,357		-		-	-
Stockholders' equity	222,576		225,246		227,714		226,120	137,711
Non-performing assets (2)	10,970		17,832		5,795		2,665	1,850

	Years Ended December 31,
	2010		2009		2008		2007	2006
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$73,858		$62,986		$64,814		$59,250	$52,202
Interest expense	20,947		21,986		25,003		30,083	24,647

Net interest income before provision for loan losses	52,911		41,000		39,811		29,167	27,555
Provision for loan losses	2,285		2,998		1,846		1,425	969

Net interest income after provision for loan losses	50,626		38,002		37,965		27,742	26,586
Non-interest income	8,716		8,676		5,220		5,735	5,392
Non-interest expense	43,841		36,858		30,690		26,039	24,036

Income before taxes	15,501		9,820		12,495		7,438	7,942
Income tax expense	5,469		4,014		5,197		3,061	3,018

Net income	$10,032	(3)	$5,806	(3)	$7,298	(4)	$4,377	$4,924

Basic earnings per share (5)	$0.66		$0.38		$0.44		$0.26	$0.29
Diluted earnings per share (5)	$0.65		$0.38		$0.44		$0.26	$0.29
Dividends per share	$0.30		$0.28		$0.27		$0.24	$0.20
Number of shares outstanding (5)
Basic	15,302,505		15,265,192		16,445,388		17,126,864	17,134,150
Diluted	15,394,761		15,273,375		16,445,388		17,128,141	17,134,150

	At or For the Years Ended December 31,
	2010		2009		2008		2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios (6):
Return on average assets	0.65%	(7)	0.46%	(7)	0.62%	(13)	0.42%	0.51%
Return on average equity	4.49%	(7)	2.67%	(7)	3.23%	(13)	2.99%	3.59%
Average equity to average assets	14.56%		17.17%		19.06%		14.17%	14.35%
Tangible equity to tangible assets at end of period (6)	13.60%	(8)	14.18%	(8)	18.03%		20.95%	13.64%
Interest rate spread (9)	3.25%		2.83%		2.69%		2.08%	2.23%
Net interest margin (10)	3.65%		3.39%		3.47%		2.91%	2.97%
Average interest-earning assets to average interest-bearing liabilities	127.83%		130.87%		135.95%		127.77%	128.10%
Total non-interest expense to average total assets	2.85%	(11)	2.91%	(11)	2.59%		2.52%	2.51%
Efficiency ratio (12)	71.42%	(11)	75.45%	(11)	66.16%		74.02%	72.95%
Dividend payout ratio	45.74%		72.99%		60.78%		40.15%	29.69%

Regulatory Capital Ratios (6,14):
Tier I risk-based capital	15.49%		15.73%		17.76%		19.25%	14.83%
Tier I (core) capital	11.53%		12.14%		12.31%		14.00%	10.57%
Tangible Equity Ratio	11.53%		12.14%		12.31%		14.00%	NA
Total risk-based capital	16.34%		16.53%		18.71%		20.25%	15.86%

Asset Quality Ratios (6):
Non-performing assets as a percent of total assets (2)	0.69%		1.16%		0.46%		0.25%	0.18%
Non-performing loans as a percent of total loans (2)	0.88%		1.45%		0.55%		0.22%	0.17%
Allowance for loan losses as a percent of total loans	0.93%	(15)	0.82%	(15)	0.95%		0.94%	0.95%
Allowance for loan losses as a percent of non- performing loans (2)	105.86%	(16)	56.36%	(16)	171.98%		432.16%	560.40%

Number of full service customer facilities	22		22		15		13	13

(1)	The allowance for loan losses at December 31, 2010, 2009, 2008, 2007 and 2006 was $10.0 million, $9.2 million, $8.3 million, $7.7 million and $7.2 million, respectively.
(2)	Non-performing assets consist of non-performing loans and foreclosed other real estate owned (“OREO”). Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(3)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, net income would have been $10.9 million and $8.7 million, respectively.
(4)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, net income in 2008 would have been $8.1 million.
(5)	The Company issued 17,205,995 shares of common stock in its July 2005 initial public offering, including 9,189,722 shares held by United Mutual Holding Company. In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering. All earnings per share data and share information have been adjusted by the exchange ratio for 2007 and all periods prior.
(6)	Asset Quality Ratios and Regulatory Capital Ratios and the “tangible equity to tangible assets” ratio are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(7)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, the return on average assets would have been 0.71% and 0.68% and average equity would have been 4.85% and 3.97%, respectively.
(8)	Excludes the impact of goodwill of $8.2 million and $7.8 million at December 31, 2010 and 2009, respectively.
(9)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(10)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(11)	Exclusive of the $1.1 million and $2.9 million in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $538,000 special FDIC insurance assessment for the year ended December 31, 2009, non-interest expense to average total assets would have been 2.78% and 2.64% and the efficiency ratio would have been 69.55% and 68.49%, respectively.

(12)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income and excludes gains/losses on sales of securities and loans and impairment charges on securities.
(13)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, the return on average assets and average equity would have been 0.68% and 3.59%, respectively.
(14)	Regulatory Capital Ratios are reported for United Bank only.
(15)	Exclusive of the $209.8 million and $242.9 million in loans acquired from CNB Financial and $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.18% and 1.07% at December 31, 2010 and 2009, respectively.
(16)	Excluding the $163,000 and $3.3 million in non-performing loans acquired from CNB Financial, allowance for loan losses as a percent of non-performing loans would have been 107.72 and 70.44% at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, financial services fees, increases in cash value-insurance, gains and losses on the sales of loans and of securities, impairment charges for securities and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, printing and office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. Please see those policies in conjunction with this discussion. Management believes that the following policies would be considered critical under the SEC’s definition:

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, prior loss experience, current economic conditions, trends in nonperforming loans and delinquency rates, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. The allowance consists of a specific and a general component, as further described below.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Specific component. The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for the commercial segment (commercial and industrial, commercial real estate and construction) by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. A specific allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of the loan. Groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans in the consumer segment (residential real estate, home equity and consumer loans) for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan classes: commercial and industrial, commercial real estate, construction, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and nonaccruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment.    The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary. Declines in the fair value of marketable equity securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other than temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings. For all other impaired held to maturity or available for sale securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income, net of applicable taxes.

Income Taxes.    The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. In determining the valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Fair Valuation of Financial Instruments.    The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. Over the past several years, we have emphasized the origination of commercial and industrial loans and loans secured by commercial real estate, and we intend to increase our origination of these loans in the future. In addition, we intend to expand our branch network in our primary market area, which consists of Hampden, Hampshire and Worcester Counties, Massachusetts. We also intend to evaluate opportunities to expand into new markets, including Northern Connecticut. We may not be able to successfully implement our business strategy.

Highlights of our business strategy are as follows:

Remaining a Community-Oriented Financial Institution.    We were established in 1882 and have been operating continuously since that time, growing through internal growth and acquisitions. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of individualized consumer and business financial services.

Expanding our Branch Network.    We currently operate from 22 full-service banking offices, a drive-up only facility and a drive-up express facility. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. In 2009, we opened a new branch in Chicopee and acquired six branches in Worcester County in connection with our acquisition of CNB Financial. We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Central Massachusetts and Northern Connecticut. Our current business plan also calls for the acquisition and establishment of additional branch offices. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending.    We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin. We have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process. We originated $45.1 million of commercial real estate loans and $63.4 million of commercial and industrial loans during the year ended December 31, 2010. At December 31, 2010, our commercial real estate loans and commercial and industrial loans totaled $427.9 million and $165.3 million, respectively. The additional capital raised from our 2007 “second-step” conversion offering has increased our commercial lending capacity by enabling us to originate more loans and loans with larger balances. Originating more commercial real estate loans and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Annual Report.

Maintaining High Asset Quality.    We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate. We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities. During the past year, the resolution of four large problem commercial real estate loans and two problem construction loans contributed to a decrease in non-performing assets from $17.8 million, or 1.16% of total assets, at December 31, 2009 to $11.0 million, or 0.69% of total assets, at December 31, 2010. These reductions were somewhat offset by the addition of one large commercial and industrial relationship and two commercial real estate loans with balances over $500,000 during 2010. Our loan portfolio has no exposure to sub-prime borrowers. In addition, net charge-offs have decreased from 0.23% of average loans outstanding for the year ended December 31, 2009 to 0.13% of our average loans outstanding for the year ended December 31, 2010. Continued weakness or further deterioration in the economy and the real estate market may lead to future increases in non-performing assets and net charge-offs.

Increasing our Share of Lower-Cost Deposits.    We remain committed to gathering lower cost and more stable core deposits. We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program. Our efforts to attract and retain core deposits have resulted in an increase in core account balances and total number of accounts during 2010. At December 31, 2010, core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) totaled $680.7 million, or 59.5% of total deposits, compared to $560.7 million, or 54.0% of our total deposits, at December 31, 2009.

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

Comparison of Financial Condition at December 31, 2010 and 2009

Balance Sheet Summary.    Total assets increased $43.8 million, or 2.8%, to $1.585 billion at December 31, 2010 from $1.541 billion at December 31, 2009 mainly due to growth in interest-bearing deposits and held to maturity investment securities, partially offset by decreases in net loans and available for sale investment securities. Interest-bearing deposits increased $65.6 million reflecting excess cash on deposit at the Federal Reserve Bank funded with excess deposits. Securities held to maturity increased $69.3 million, or 109.7%, to $132.5 million at December 31, 2010 due to purchases of government-sponsored and government-guaranteed mortgaged-backed securities and industrial revenue bonds totaling $90.9 million, partially offset by maturities, calls and principal repayments of $20.7 million. Net loans decreased $49.2 million, or 4.4%, to $1.066 billion at December 31, 2010 from $1.115 billion at December 31, 2009 reflecting the sale of $27.1 million in lower coupon, fixed rate residential mortgages. At year end, the Company continued to have considerable liquidity including significant unused borrowing capacity at the Federal Home Loan Bank and access to funding through the repurchase agreement and brokered deposit markets. The Company’s balance sheet is also supported by a strong capital position, with total stockholders’ equity of $222.6 million, or 14.0% of total assets, at December 31, 2010.

Loans.    Net loans decreased $49.2 million, or 4.4%, to $1.066 billion at December 31, 2010 from $1.115 billion at December 31, 2009. Commercial real estate loans increased $18.3 million, or 4.5%, to $428.0 million, and commercial and industrial loans increased $5.9 million, or 3.7%, to $165.3 million, as a result of the economic activity in our primary market area, competitive pricing, attractive products and services, established relationships and successful business development efforts. One- to four-family residential mortgage loans decreased $47.6 million, or 13.9%, to $295.7 million at December 31, 2010, due to sales of lower coupon, fixed rate mortgages totaling $27.1 million. Construction loans decreased $21.3 million, or 43.6%, to $27.6 million, as several credits converted to fixed-rate commercial mortgages or were paid-in-full and management elected to be more cautious in evaluating and approving funding for construction projects. A significant portion of these loans mature in less than a year and will either convert to permanent financing or pay-off in full. Automobile loan balances declined $3.7 million or 25.0%, to $11.1 million reflecting a slow-down in demand in connection with weaker car sales and payments on existing loans. We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase our interest income and improve our net interest rate spread.

Asset Quality.    Throughout 2010, economic conditions improved modestly which was reflected in lower delinquency and non-performing assets at December 31, 2010. In 2009, we experienced the effects of the fallout from the collapse of the sub-prime mortgage market. Although we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. While declines in home prices, increases in foreclosures and higher unemployment adversely affected the credit performance of some real estate-related loans in recent years, by December 31, 2010 we had recognized improvements in risk characteristics within the real estate segment of our loan portfolio. Our asset quality has also been impacted by a strategy adopted several years ago to emphasize the origination of commercial and industrial loans and commercial mortgages. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial and industrial loans and commercial mortgages depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.

As a result of modest improvements in the economy and the resolution of several classified loans, we experienced a decrease in non-performing loans and classified assets in 2010. Non-performing loans decreased $6.9 million to $9.4 million, or 0.88% of total loans, at December 31, 2010 compared to $16.3 million, or 1.45% of total loans, at December 31, 2009. The decrease in non-performing loans was primarily due to the impact of the resolution of four large problem commercial real estate loans and two problem construction loans somewhat offset by the addition of one large commercial and industrial relationship and two commercial real estate loans with balances over $500,000 during 2010. Our loan portfolio has no exposure to sub-prime borrowers. In addition to the non-performing loans, the Company has identified $73.9 million of classified assets at December 31, 2010, compared to $80.5 million at December 31, 2009. Classified assets include loans that are currently performing, are of lesser quality and are reported as special mention, substandard, doubtful or loss, as well as other real estate owned. At December 31, 2010 and 2009, classified loans primarily consisted of special mention and substandard commercial business loans and commercial mortgages. Other real estate owned totaled $1.5 million at December 31, 2010 and was comprised of two residential properties and three commercial properties. Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the classified assets. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, become classified or restructured, or require increased allowance coverage and provision for loan losses.

Investments.    Our total investment portfolio increased $31.8 million, or 10.4%, to $338.3 million at December 31, 2010 from $306.5 million at December 31, 2009, mainly due to purchases totaling $140.2 million, offset by sales of $11.6 million and calls, maturities and principal repayments totaling $97.4 million.

Deposits and Other Funding Sources.    Total deposits increased $104.4 million, or 10%, to $1.1 billion at December 31, 2010 from $1.0 billion at December 31, 2009, primarily due to growth in core deposits accounts driven by the success of sales and marketing initiatives in our new Worcester market, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. Core deposits increased $120.0 million, or 21.4%, to $680.7 million at December 31, 2010, and represented 59.5% of total deposits.

FHLB Advances.    At December 31, 2010, we had $153.3 million in long term FHLB advances. Due to liquidity provided by strong deposit growth total FHLB advances decreased $54.9 million, or 54.9% to $153.3 million during 2010.

Total Stockholders’ Equity.    Total stockholders’ equity decreased $2.7 million, or 1.2%, to $222.6 million at December 31, 2010 from $225.2 million at December 31, 2009, mainly as a result of repurchases of our common stock totaling $10.6 million and cash dividends totaling $4.6 million partially offset by net income of $10.0 million, stock-based compensation of $2.4 million, and other comprehensive income of $500,000.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

Net Income.    Net income for the year ended December 31, 2010 totaled $10.0 million, or $0.65 per diluted share, compared to net income of $5.8 million, or $0.38 per diluted share, for the same period in 2009. Excluding acquisition-related expenses of $1.1 million ($819,000 net of tax benefit), net income would have been $10.9 million, or $0.70 per diluted share, in 2010. Excluding acquisition-related expenses totaling $2.9 million ($2.5 million net of tax benefit), net income would have been $8.3 million, or $0.55 per diluted share, for 2009.

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

	Years Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$322,241	$17,308	5.37%	$340,396	$18,738	5.50%
Commercial real estate	459,901	28,958	6.30%	312,120	18,568	5.95%
Home equity loans	139,633	5,730	4.10%	123,484	5,530	4.48%
Commercial and industrial	155,036	8,306	5.36%	90,396	4,732	5.23%
Consumer and other	22,201	1,252	5.64%	26,333	1,484	5.64%

Total loans(2)	1,099,012	61,554	5.60%	892,729	49,052	5.49%
Investment securities	301,542	12,238	4.06%	291,310	13,904	4.77%
Other interest-earning assets	49,498	66	0.13%	23,666	30	0.13%

Total interest-earning assets	1,450,052	73,858	5.09%	1,207,705	62,986	5.22%
Noninterest-earning assets(3)	86,042			60,267

Total assets	$1,536,094			$1,267,972

Interest-bearing liabilities:
Savings accounts	$185,336	1,679	0.91%	$124,606	1,320	1.06%
Money market accounts	236,158	2,121	0.90%	183,652	2,209	1.20%
NOW accounts	38,224	199	0.52%	31,161	149	0.48%
Certificates of deposit	456,039	9,848	2.16%	375,972	10,617	2.82%

Total interest-bearing deposits	915,757	13,847	1.51%	715,391	14,295	2.00%
FHLB advances	167,566	5,765	3.44%	171,301	6,662	3.89%
Other interest-bearing liabilities	51,004	1,335	2.62%	36,163	1,029	2.85%

Total interest-bearing liabilities	1,134,327	20,947	1.85%	922,855	21,986	2.38%
Demand deposits	168,189			118,434
Other noninterest-bearing liabilities	9,971			8,912

Total liabilities	1,312,487			1,050,201
Stockholders' equity	223,607			217,771

Total liabilities and stockholders' equity	$1,536,094			$1,267,972

Net interest income		$52,911			$41,000

Interest rate spread(4)			3.26%			2.83%
Net interest-earning assets(5)	$315,725			$284,850

Net interest margin(6)			3.65%			3.39%
Average interest-earning assets to average interest-bearing liabilities			127.83%			130.87%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$(983)	$(447)	$(1,430)
Commercial real estate	9,249	1,141	10,390
Home equity loans	686	(486)	200
Commercial and industrial	3,460	114	3,574
Consumer and other	(233)	1	(232)

Total loans	12,179	323	12,502
Investment securities	474	(2,140)	(1,666)
Other interest-earning assets	35	1	36

Total interest-earning assets	12,688	(1,816)	10,872

Interest-bearing liabilities:
Savings accounts	571	(212)	359
Money market accounts	547	(635)	(88)
NOW accounts	36	14	50
Certificates of deposit	2,008	(2,777)	(769)

Total interest-bearing deposits	3,162	(3,610)	(448)
FHLB advances	(142)	(755)	(897)
Other interest-bearing liabilities	394	(88)	306

Total interest-bearing liabilities	3,414	(4,453)	(1,039)

Change in net interest income	$9,274	$2,637	$11,911

(1)  Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $11.9 million, or 29.0%, to $52.9 million for the year ended December 31, 2010 from $41.0 million for 2009 reflecting growth in average earning assets and net interest margin expansion. Average earning assets increased $242.3 million, or 20.1%, to $1.5 billion mainly due to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009. Net interest margin increased 26 basis points to 3.65% for the year ended December 31, 2010 from 3.39% for the prior year reflecting amortization of certain acquisition accounting adjustments totaling $2.6 million and improved spreads.

Interest Income.    Interest income increased $10.9 million, or 17.3%, to $73.9 million for the year ended December 31, 2010 from $63.0 million for the prior year reflecting an increase in average interest-earning assets, partially offset by an decrease in the yield on earning assets. Total average interest-earning asset balances increased $242.3 million, or 20.1%, to $1.5 billion during 2010, due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and, to a lesser extent, organic loan origination activity and an increase in excess cash balances. These items were partially offset by loan and investment security sales and prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio. The yield on average interest-earning assets decreased 13 basis points to 5.09% for the year ended December 31, 2010 in connection with the lower interest rate environment, partially offset by accretion of certain loan fair value accounting adjustments totaling $1.6 million The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense.    Interest expense decreased $1.0 million, or 4.7%, to $20.9 million for the year ended December 31, 2010 from $22.0 million for the prior year due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 53 basis points to 1.85% for the year ended December 31, 2010 reflecting the repricing of savings, money market and certificate of deposit balances in response to the lower interest rate environment as well as a $1.1 million reduction in interest expense associated with the amortization of certain deposits and borrowings fair value accounting adjustments. Average interest-bearing liabilities increased $211.5 million, or 22.9%, to $1.1 billion for the year ended December 31, 2010 reflecting growth in interest-bearing deposits and other interest-bearing liabilities due in large part to the Company’s acquisition of CNB Financial Corp. in the fourth quarter of 2009 and organic growth in the Springfield and Worcester markets. Total average interest-bearing deposits increased $200.4 million, or 28.0%, to $915.8 million for the year ended December 31, 2010 mainly attributable to an increase in savings, money market and certificate of deposit balances related to our new Worcester market, attractive products, competitive pricing and excellent customer service. Other interest-bearing liabilities increased $14.8 million or 41.0% reflecting growth in customer repurchase agreement balances.

Provision for Loan Losses.    We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, trends in nonperforming loans and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $2.3 million for the year ended December 31, 2010 as compared to $3.0 million for 2009. The decrease in the 2010 provision reflects the impact of improving asset quality, a decrease in net loan originations and loan sales. The allowance for loan losses was $10.0 million, or 0.93% of loans outstanding, at December 31, 2010. Excluding the impact of the $209.8 million of loans acquired from CNB Financial and $21.4 million of loans acquired from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.18%.

Non-interest Income.    Non-interest income increased $40,000, or 0.5%, to $8.7 million for the year ended December 31, 2010 mainly attributable to growth in deposit service charges of $450,000, or 9.2%, as a result of growth in accounts and transactions and an increase of $210,000, or 57.9%, on gains from sales of lower coupon, fixed rate residential mortgages. These items were partially offset by losses totaling $185,000 from sales of substandard municipal securities as well as Fannie Mae and Freddie Mac stock in 2010 compared to gains of $543,000 from sales of securities in 2009 and an other-than-temporary impairment charge of an equity security of $145,000 in the first quarter of 2010.

Non-interest Expense.    Non-interest expense increased $7.0 million, or 18.9%, to $43.8 million for the year ended December 31, 2010, from $36.9 million for the prior year. Excluding acquisition-related expenses of $1.1 million in 2010 and $2.9 million in 2009, total non-interest expenses would have increased $8.7 million, or 25.6%. Total salaries and benefits increased $5.1 million, or 26.9%, mainly due to costs incurred to support our new Worcester operations and, to a lesser extent, annual wage increases and a larger incentive accrual due to improved operating performance. Occupancy costs grew $786,000, or 30.1%, principally attributable to expenses incurred to operate our new Worcester facilities. Data processing costs increased $661,000, or 19.2%, reflecting expenses for our new Worcester accounts and a larger loan and deposit account base in our Springfield market. Marketing expenses increased $621,000, or 42.2%, in connection with advertising and promotional expenses focused on our Worcester market. Professional service costs increased $453,000, or 33.3%, as a result of increases in audit and accounting, legal and consulting costs related to the new Worcester operations and, to a lesser extent, expenses associated with loan workout activities and third party loan reviews. Other expenses increased $1.2 million, or 24.9%, primarily attributable to increases in costs to operate in Worcester including equipment maintenance, depreciation, telephone, postage and supplies as well as a $181,000 operating loss from an investment in a low income housing tax credit fund. These items were partially offset by a decrease of $76,000 in FDIC insurance premiums due to a one-time special assessment of $538,000 incurred in 2009 partially offset by a higher deposit base in 2010.

Income Tax Expense.    Income tax expense increased $1.5 million, or 36.2%, to $5.5 million for year ended December 31, 2010 from $4.0 million for the comparable 2009 period due in large part to an increase in income before income taxes offset by a decrease in the effective rate from 40.9% to 35.3%. The higher effective tax rate in 2009 was primarily driven by non-deductible merger expenses.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

Net Income.    Net income for the year ended December 31, 2009 totaled $5.8 million, or $0.38 per diluted share, compared to net income of $7.3 million, or $0.44 per diluted share, for 2008. Excluding the impact of acquisition related expenses totaling $2.9 million ($2.5 million net of tax benefit), and the second quarter special FDIC insurance assessment of $537,000 ($312,000 net of tax benefit), net income would have been $8.6 million, or $0.57 per diluted share in the 2009 period. Excluding a non-cash charge of $1.4 million ($850,000, net of tax benefit) for other-than-temporary-impairment of specific securities, 2008 net income would have been $8.1 million, or $0.50 per diluted share.

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

	Years Ended December 31,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$340,396	$18,738	5.50%	$356,685	$20,069	5.63%
Commercial real estate	312,120	18,568	5.95%	260,675	16,411	6.30%
Home equity loans	123,484	5,530	4.48%	119,401	6,793	5.69%
Commercial and industrial	90,396	4,732	5.23%	83,470	5,223	6.26%
Consumer and other	26,333	1,484	5.64%	30,211	1,679	5.56%

Total loans(2)	892,729	49,052	5.49%	850,442	50,175	5.90%
Investment securities	291,310	13,904	4.77%	280,447	14,109	5.03%
Other interest-earning assets	23,666	30	0.13%	16,103	530	3.29%

Total interest-earning assets	1,207,705	62,986	5.22%	1,146,992	64,814	5.65%
Noninterest-earning assets(3)	60,267			39,501

Total assets	$1,267,972			$1,186,493

Interest-bearing liabilities:
Savings accounts	$124,606	1,320	1.06%	$84,816	1,015	1.20%
Money market accounts	183,652	2,209	1.20%	170,439	3,336	1.96%
NOW accounts	31,161	149	0.48%	32,228	171	0.53%
Certificates of deposit	375,972	10,617	2.82%	363,836	13,309	3.66%

Total interest-bearing deposits	715,391	14,295	2.00%	651,319	17,831	2.74%
FHLB advances	171,301	6,662	3.89%	178,699	6,739	3.77%
Other interest-bearing liabilities	36,163	1,029	2.85%	13,686	433	3.16%

Total interest-bearing liabilities	922,855	21,986	2.38%	843,704	25,003	2.96%
Demand deposits	118,434			107,182
Other noninterest-bearing liabilities	8,912			9,503

Total liabilities	1,050,201			960,389
Stockholders' equity	217,771			226,104

Total liabilities and stockholders' equity	$1,267,972			$1,186,493

Net interest income		$41,000			$39,811

Interest rate spread(4)			2.84%			2.69%
Net interest-earning assets(5)	$284,850			$303,288

Net interest margin(6)			3.39%			3.47%
Average interest-earning assets to average interest-bearing liabilities			130.87%			135.95%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

(1)   Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $1.2 million, or 3.0%, to $41.0 million for the year ended December 31, 2009 from $39.8 million for 2008 period reflecting growth in average earning assets, partially offset by net interest margin contraction. Average earning assets increased $60.7 million, or 5.3%, to $1.2 billion mainly due to purchases of mortgage-backed securities and loan growth. Net interest margin decreased 8 basis points to 3.39% for the year ended December 31, 2009 from 3.47% for the prior year reflecting a substantial amount of loan refinancing activity, an increase in funds held in lower-yielding cash equivalents, the elimination of the FHLB stock dividend beginning with the fourth quarter 2008 payment and the cost to fund the purchase of bank-owned life insurance and share repurchases, partially offset by improved spreads.

Interest Income.    Interest income decreased $1.8 million, or 2.8%, to $63.0 million for the year ended December 31, 2009 from $64.8 million for the prior year reflecting a decrease in the yield on average interest-earning assets, partially offset by an increase in total average interest-earning asset balances. The yield on average interest-earning assets decreased 43 basis points to 5.22% for the year ended December 31, 2009 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Total average interest-earning asset balances increased $60.7 million, or 5.3%, to $1.2 billion for the year ended December 31, 2009 due in large part to loan growth and purchases of investment securities. Total average loans increased $42.3 million, or 5.0%, to $892.7 million during the year ended December 31, 2009 as a result of origination activity, partially offset by loan sales, prepayments and normal amortization. Total average investment securities increased by $10.9 million, or 3.9%, to $291.3 million for the year ended December 31, 2009 primarily due to purchases of mortgaged-backed securities, partially offset by sales of mortgaged-backed securities and principal repayments on existing securities.

Interest Expense.    Interest expense decreased $3.0 million, or 12.1%, to $22.0 million for the year ended December 31, 2009 from $25.0 million for the prior year due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 58 basis points to 2.38% for the year ended December 31, 2009 reflecting the repricing of money market and certificate of deposit balances in response to interest rate cuts initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant. Average interest-bearing liabilities increased $79.2 million, or 9.4%, to $922.9 million for the year ended December 31, 2009 reflecting growth in interest-bearing deposits and other interest-bearing liabilities. Total average interest-bearing deposits increased $64.1 million, or 9.8%, to $715.4 million for the year ended December 31, 2009 mainly attributable to an increase in savings, money market and certificate of deposit balances related to new branches opened in 2008 and 2009, attractive products, competitive pricing and excellent customer service. Other interest-bearing liabilities increased $22.5 million or 164.2% reflecting the use of repurchase agreements to support balance sheet expansion and lengthen the duration of borrowings at attractive rates.

Provision for Loan Losses.    The provision for loan losses was $3.0 million for the year ended December 31, 2009 as compared to $1.8 million for 2008. The increase in the 2009 provision reflects the impact of an expansion in non-accrual and classified assets and the continuing shift to a more commercially oriented loan portfolio. The allowance for loan losses was $9.2 million, or 0.82% of loans outstanding, at December 31, 2009. Excluding the impact of the $242.9 million of loans acquired from CNB Financial Corp. in the fourth quarter of 2009 and $22.7 million of loans acquired from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.07%.

Non-interest Income.    Non-interest income increased $3.5 million, or 66.2%, to $8.7 million for the year ended December 31, 2009 from $5.2 million for 2008. Excluding impairment charges on investment securities of $82,000 in 2009 and $1.4 million in 2008 (for information regarding the evaluation of other than temporary impairment refer to Note D—Investment Securities to the Consolidated Financial Statements), non-interest income would have increased by $2.2 million, or 32.8%, largely driven by an increase in BOLI income of $1.0 million, a $520,000 increase in net gains on sales of securities, net gains of $363,000 realized from loan sales and a $239,000, or 5.1%, increase in fee income on depositors’ accounts. The expansion in income from bank-owned life insurance reflects the purchase of an additional $20.0 million of insurance in November 2008. The increase in deposit service charges was primarily due to growth in accounts and transactions. These increases were partially offset by a decrease of $119,000 in wealth management income driven by the effect of the lower market valuations on assets under management and lower transaction fees earned from annuity sales.

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

Net Interest Simulation Analysis.    We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” or sell longer-term one- to four-family residential mortgage loans; (ii) emphasizing increasing our core deposits; (iii) offering adjustable-rate and shorter-term commercial real estate loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; and (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in net interest income over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at December 31, 2010 and 2009. This data is for United Bank and its subsidiaries only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc.

Net Interest Income At-Risk
Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII (December 31, 2010)	Estimated Increase (Decrease) in NII (December 31, 2009)

-100	(1.1)%	(2.8)%
Stable	0.0%	0.0%
+200	0.5%	0.5%

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

The tables below set forth, at the dates indicated, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for United Bank and its subsidiaries only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc.

	December 31, 2010
Change in Interest Rates (basis points) (1)	Estimated NPV (2)			NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$146,150	$(64,887)	(31)%	9.99%	(334)
+200	170,561	(40,475)	(19)	11.34	(198)
+100	193,589	(17,448)	(8)	12.53	(80)
0	211,036			13.32
-100	227,944	16,908	8	14.11	78

	December 31, 2009
Change in Interest Rates (basis points) (1)	Estimated NPV (2)			NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$138,536	$(53,844)	(28)%	9.83%	(278)
+200	160,423	(31,957)	(17)	11.07	(155)
+100	179,607	(12,773)	(7)	12.07	(55)
0	192,380			12.62
-100	206,234	13,854	7	13.27	65

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2010 and December 31, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 31% and 28%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at December 31, 2010 and December 31, 2009, we would experience an 8% and 7%, respectively, increase in net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and sales of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as liquid assets less short-term liabilities) of 10% or greater. At December 31, 2010, our liquidity ratio was 22.15%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $83.1 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $205.9 million and $132.5 million, respectively, at December 31, 2010. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $373.3 million from the Federal Home Loan Bank of Boston. On that date, we had $151.3 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2010, we had $27.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $233.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totaled $282.8 million, or 24.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements and brokered deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2010, we originated $246.5 million of loans and purchased $140.1 million of securities. In 2009, we originated $264.1 million of loans and purchased $60.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $104.4 million and $256.3 million for the years ended December 31, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances decreased $54.9 million for the year ended December 31, 2010 reflecting the use of cash flows received from the loan and investment portfolios to pay down short term Federal Home Loan Bank advances. For the year ended

December 31, 2009, Federal Home Loan Bank advances decreased $391,000 reflecting the use of cash flows received from the loan and investment portfolios to pay down short term Federal Home Loan Bank advances, offset by outstanding advances assumed from CNB Financial as a result of the acquisition. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term commercial real estate loans and one- to four-family residential mortgage loans with Federal Home Loan Bank advances. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $2.0 million at December 31, 2010 and $12.4 million at December 31, 2009, was approximately $219.9 million at December 31, 2010 and $185.8 million at December 31, 2009. At December 31, 2010 and 2009, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the FRB was approximately $63.9 million at December 31, 2010.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. United Financial also has repurchased shares of its common stock. At December 31, 2010, United Financial had liquid assets of $18.4 million.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See Item 1. “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note P of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note N, “Commitments and Contingencies,” to our Consolidated Financial Statements.

Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating and capitalized leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$282,782	$126,414	$53,333	$-	$462,529
Federal Home Loan Bank advances	50,341	54,927	22,767	23,247	151,282
Repurchase agreements	21,029	-	-	20,000	41,029
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	4,382	-	-	-	4,382
Operating leases	1,062	1,943	1,855	4,241	9,101
Capitalized leases	406	812	813	6,356	8,387
Future benefits to be paid under retirement plans	25	3,432	233	5,628	9,318

Total	$360,027	$187,528	$79,001	$67,204	$693,760

Commitments:
Commitments to extend credit	$291,353	$-	$-	$-	$291,353
Commitment to invest in venture capital fund	500	-	-	-	500
Commitment to invest in low income tax credit fund	3,182	3,503	413	-	7,098

Total	$295,035	$3,503	$413	$-	$298,951

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update 2010-20 (ASU 2010-20) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends the authoritative accounting guidance in accordance with and as required by the Receivables Topic of FASB ASC 310. The ASU is intended to provide financial statement users with greater transparency about an entity’s allowance for loan losses and the credit quality of its loan portfolio. Under the new guidelines, the allowance for loan losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and non-accrual status are to be presented by class of loans. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this new guidance had no material effect on the Company’s Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors of

United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 14, 2011

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2010 and 2009

(Dollars in thousands except per share amounts)

	2010	2009
ASSETS
Cash and due from banks	$10,157	$14,565
Interest-bearing deposits	72,912	7,312

Total cash and cash equivalents	83,069	21,877
Short-term investments	-	1,096
Securities available for sale, at fair value	205,852	243,304
Securities held to maturity, at amortized cost (fair value of $132,026 at December 31, 2010 and $63,063 at December 31, 2009)	132,475	63,174
Loans, net of allowance for loan losses of $9,987 at December 31, 2010 and $9,180 at December 31, 2009	1,066,197	1,115,416
Other real estate owned	1,536	1,545
Accrued interest receivable	4,905	5,209
Deferred tax asset, net	11,029	11,295
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Premises and equipment, net	15,565	15,935
Bank-owned life insurance	29,180	28,476
Goodwill	8,192	7,844
Other assets	11,512	10,504

TOTAL ASSETS	$1,584,877	$1,541,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$967,305	$884,553
Non-interest-bearing	175,996	154,374

Total deposits	1,143,301	1,038,927
Short-term borrowings	21,029	57,303
Long-term debt	173,307	198,173
Subordinated debentures	5,448	5,357
Escrow funds held for borrowers	1,899	1,977
Due to broker	3,002	-
Capitalized lease obligations	5,011	5,141
Accrued expenses and other liabilities	9,304	8,916

Total liabilities	1,362,301	1,315,794

Commitments and contingencies (Notes F and N)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; shares issued: 18,706,933 at December 31, 2010 and December 31, 2009	187	187
Paid-in capital	180,322	178,666
Retained earnings	82,899	77,456
Unearned compensation	(10,750)	(11,441)
Treasury stock, at cost (2,597,827 shares at December 31, 2010 and 1,868,335 shares at December 31, 2009)	(34,940)	(24,980)
Accumulated other comprehensive income, net of taxes	4,858	5,358

Total stockholders’ equity	222,576	225,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,584,877	$1,541,040

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Earnings

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

	2010	2009	2008
Interest and dividend income:
Loans	$61,554	$49,052	$50,175
Investments	12,238	13,904	14,109
Other interest-earning assets	66	30	530

Total interest and dividend income	73,858	62,986	64,814

Interest expense:
Deposits	13,847	14,295	17,831
Short-term borrowings	229	1,385	1,417
Long-term debt	6,871	6,306	5,755

Total interest expense	20,947	21,986	25,003

Net interest income before provision for loan losses	52,911	41,000	39,811

Provision for loan losses	2,285	2,998	1,846

Net interest income after provision for loan losses	50,626	38,002	37,965

Non-interest income:
Fee income on depositors’ accounts	5,327	4,877	4,638
Net gain on sales of loans	573	363	-
Net (loss) gain on sales of securities	(185)	543	23
Impairment charges on securities	(145)	(82)	(1,377)
Wealth management income	754	703	799
Income from bank-owned life insurance	1,390	1,382	357
Other income	1,002	890	780

Total non-interest income	8,716	8,676	5,220

Non-interest expense:
Salaries and benefits	24,056	18,954	17,359
Occupancy expenses	3,397	2,611	2,327
Marketing expenses	2,091	1,470	1,440
Data processing expenses	4,099	3,438	3,190
Professional fees	1,812	1,359	1,679
Acquisition related expenses	1,148	2,863	-
FDIC insurance assessments	1,470	1,546	511
Other expenses	5,768	4,617	4,184

Total non-interest expense	43,841	36,858	30,690

Income before provision for income taxes	15,501	9,820	12,495

Provision for income tax expense	5,469	4,014	5,197

Net income	$10,032	$5,806	$7,298

Earnings per share:
Basic	$0.66	$0.38	$0.44
Diluted	$0.65	$0.38	$0.44

Weighted average shares outstanding:
Basic	15,302,505	15,265,192	16,445,388
Diluted	15,394,761	15,273,375	16,445,388

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	17,763,747	$178	$165,920	$73,026	$(12,835)	$ -	$(169)	$226,120
Net income	-	-	-	7,298	-	-	-	7,298
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	3,331	3,331
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	(231)	(231)

Total comprehensive income								10,398

Net costs from issuance of common stock pursuant to second-step conversion	-	-	(26)	-	-	-	-	(26)
Repurchase of stock to fund the 2008 Equity Incentive
Plan	(359,581)	-	-	-	-	(4,240)	-	(4,240)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(10,086)	-	-	-	-	(125)	-	(125)
Reissuance of treasury shares in connection with restricted stock grants and stock appreciation rights exercised	314,069	-	(3,703)	-	-	3,703	-	-
Cash dividends paid ($0.27 per share)	-	-	-	(4,436)	-	-	-	(4,436)
Treasury stock purchases	(206,200)	-	-	-	-	(2,835)	-	(2,835)
Stock-based compensation	-	-	1,992	-	-	-	-	1,992
ESOP shares committed to be released	-	-	175	-	691	-	-	866

Balances at December 31, 2008	17,501,949	178	164,358	75,888	(12,144)	(3,497)	2,931	227,714
Net income	-	-	-	5,806	-	-	-	5,806
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	2,119	2,119
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	308	308

Total comprehensive income								8,233

Shares issued pursuant to the acquisition of CNB Financial	943,186	9	12,101	-	-	-	-	12,110
Cash paid for in-the-money stock options and warrants	-	-	(354)	-	-	-	-	(354)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(21,088)	-	-	-	-	(273)	-	(273)
Tax benefit from MRP vesting	-	-	34	-	-	-	-	34
Reissuance of treasury shares in connection with restricted stock grants	398	-	(5)	-	-	5	-	-
Cash dividends paid ($0.28 per share)	-	-	-	(4,238)	-	-	-	(4,238)
Treasury stock purchases	(1,585,847)	-	-	-	-	(21,215)	-	(21,215)
Stock-based compensation	-	-	2,281	-	-	- 3	-	2,281
ESOP shares committed to be released	-	-	251	-	703	-	-	954

Balances at December 31, 2009	16,838,598	187	178,666	77,456	(11,441)	(24,980)	5,358	225,246
Net income	-	-	-	10,032	-	-	-	10,032
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	(427)	(427)
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	(73)	(73)

Total comprehensive income								9,532

Shares repurchased in connection with restricted stock forfeited for tax purposes	(28,061)	-	-	-	-	(401)	-	(401)
Tax benefit from MRP vesting	-	-	115	-	-	-	-	115
Tax withheld on options exercised	-	-	(29)	-	-	-	-	(29)
Reissuance of treasury shares in connection with restricted stock grants	82,495	-	(1,087)	-	-	1,087	-	-
Cash dividends paid ($0.30 per share)	-	-	-	(4,589)	-	-	-	(4,589)
Treasury stock purchases	(783,926)	-	-	-	-	(10,646)	-	(10,646)
Stock-based compensation	-	-	2,383	-	-	-	-	2,383
ESOP shares committed to be released	-	-	274	-	691	-	-	965

Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$10,032	$5,806	$7,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,285	2,998	1,846
ESOP expense	965	954	866
Stock-based compensation	2,383	2,281	1,992
Tax benefit from MRP vesting	(115)	(34)	-
Amortization of premiums and discounts	1,355	402	192
Depreciation and amortization	1,516	1,119	907
Amortization of intangible assets	110	23	30
Provision for other real estate owned	37	55	92
Loans originated for sale	(17,423)	(16,018)	-
Proceeds from sales of loans held for sale	17,906	16,381	-
Net gain on sales of loans	(573)	(363)	-
Net (gain) loss on sale of other real estate owned	(122)	30	45
Net loss (gain) on sale of available for sale securities	185	(543)	(23)
Impairment charges on securities	145	82	1,377
Deferred (prepaid) tax provision	672	(1,556)	(3,577)
Net increase in cash surrender value of bank-owned life insurance	(704)	(1,303)	(521)
Decrease (increase) in accrued interest receivable	304	387	(229)
Increase in other assets	(1,523)	(1,859)	(1,380)
Increase (decrease) in accrued expenses and other liabilities	645	(5,898)	1,842

Net cash provided by operating activities	18,080	2,944	10,757

Cash flows from investing activities:
Purchases of securities available for sale	(49,283)	(4,482)	(231,991)
Proceeds from sales of securities available for sale	11,586	31,808	51,448
Proceeds from calls, maturities and principal repayments of securities available for sale	76,679	71,156	72,136
Purchases of securities held to maturity	(90,876)	(55,967)	-
Proceeds from maturities, calls and principal repayments of securities held to maturity	20,723	3,538	435
Decrease (increase) in investment in short-term time deposits	1,096	(25)	(41)
Purchases of Federal Home Loan Bank of Boston stock	-	-	(1,966)
Proceeds from sales of other real estate owned	1,681	782	655
Net loan (originations), (purchases) and principal repayments	35,624	(31,636)	(48,060)
Proceeds from sales of loans	9,725	13,637	-
Purchases of property and equipment	(1,134)	(946)	(1,113)
Cash used for acquisition, net of cash acquired	-	(5,097)	-
Cash paid to acquire Levine Financial Group	-	(92)	(92)
Purchases of bank-owned life insurance	-	-	(20,000)

Net cash provided by (used in) investing activities	15,821	22,676	(178,589)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Concluded)

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	104,374	60,243	63,981
Net change in short-term borrowings	(36,274)	(30,249)	42,323
Proceeds from issuance of long-term debt	-	29,181	95,000
Repayment of long-term debt, net of amortization of discount	(24,775)	(50,766)	(22,578)
Net increase in escrow funds held for borrowers	(78)	310	311
Payments on capitalized lease obligation	(406)	(342)	(225)
Repurchases of common stock to fund the 2008 Equity Incentive Plan	-	-	(4,240)
Tax benefit from MRP vesting	115	34	-
Tax withheld on options exercised	(29)	-	-
Treasury stock purchases	(11,047)	(21,488)	(2,960)
Cash dividends paid	(4,589)	(4,238)	(4,436)
Net costs from stock offering subscriptions	-	-	(26)

Net cash provided by (used in) financing activities	27,291	(17,315)	167,150

Increase (decrease) in cash and cash equivalents	61,192	8,305	(682)
Cash and cash equivalents at beginning of year	21,877	13,572	14,254

Cash and cash equivalents at end of year	$83,069	$21,877	$13,572

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$22,378	$21,706	$24,793
Income taxes – net	4,648	9,685	9,612
Non-cash item:
Capitalized lease asset and obligations	$-	$2,119	$1,308
Transfer of loans to other real estate owned	1,587	363	910
Trade date accounting for securities purchased	3,002
Fair value of assets acquired, net of cash acquired	$-	$280,499	$-
Goodwill and core deposit	-	8,326	-
Fair value of liabilities assumed	-	271,621	-

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary, United Bank (the “Bank”). UCB Securities, Inc. and UCB Securities, Inc. II are subsidiaries of the Bank and are engaged in buying, selling and holding of securities. UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company”.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, other than temporary impairment of securities, goodwill, fair value of financial instruments, and income taxes.

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest-bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have original maturities of 90 days or less.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock

The Company, as a member of the Federal Home Loan Bank of Boston (the “FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. In the first quarter of 2009, the FHLBB suspended the payment of dividends on its stock and instituted a moratorium on the repurchase any excess capital stock from member banks in order to maintain their liquidity and capital positions. Management reviews its investment in FHLBB stock for other than temporary impairment based upon an assessment of the ultimate recoverability of the par value. Based upon the most recent review, management concluded that no other than temporary impairment charge was necessary as of December 31, 2010.

Significant Group Concentrations of Credit Risk

A substantial portion of the Company’s loans are secured by real estate in Hampden, Hampshire and Worcester Counties of Massachusetts. Accordingly, the ultimate collectability of the Company’s loan portfolio is susceptible to changing conditions in these market areas. Note E discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loans

The Company’s loan portfolio includes commercial and consumer segments. The Commercial loan segment includes classes for Commercial & Industrial loans (“C&I”), Commercial Real Estate, and Construction. The Consumer loan segment includes classes for Residential Real Estate, Home Equity, and Consumer (including automobile, manufactured home, and other personal loans).

Loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses.

Interest on most loans is included in income as earned based upon interest rates applied to unpaid principal using the simple interest method. Accrual of interest on loans is discontinued when in the judgment of management the collectibility of principal or interest becomes doubtful or when a loan becomes contractually past due 90 days with respect to principal or interest. Past due status is based on the contractual terms of the loan. The accrual of interest on residential mortgage loans, however, may continue even though they are 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield. In addition, discounts related to fair value adjustments for loan receivables acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of yield. If acquired loans experience credit quality deterioration after acquisition, the Company evaluates the difference between the contractually required payments at acquisition and the cash flows expected to be collected. Changes in the expected cash flows from the date of acquisition will impact the accretable yield and may also result in a charge to the provision for loan losses to the extent the cash flow shortfall is greater than the nonaccretable difference.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The adequacy of the allowance for loan losses is evaluated on a quarterly basis by management. Factors considered in evaluating the adequacy of the allowance include prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the loan portfolio, trends in nonperforming loans, classified assets, and delinquency rates and the performance of individual loans in relation to contractual terms. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

A loan is classified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date or a partial forgiveness of debt. Interest income on restructured loans is returned to accrual status after the borrower demonstrates the ability to

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are initially classified as impaired.

The allowance consists of a specific and a general component, as further described below.

Specific component

The specific component relates to loans that are classified as impaired. A specific allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of the loan. Groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans in the Consumer segment (residential real estate, home equity and consumer loans) for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

General component

The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan classes: C&I, commercial real estate, construction, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and nonaccruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses.

The qualitative factors are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial and industrial loans – Loans in this class are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, may have an effect on the credit quality in this loan class.

Commercial real estate – Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

generally located in our primary market area. The cash flows of the income-producing investment properties may be adversely impacted by a downturn in the economy as vacancy rates may increase, which in turn, will have an effect on credit quality. Generally management obtains annual financial information for borrowers with loans in excess of $250 in this class. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending may have an adverse effect on credit quality.

Construction loans – Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for making improvements thereon. Repayment is derived from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects we finance which in most cases have an interest-only phase during construction and then convert to permanent financing. Credit risk is affected by cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Residential real estate – Loans in this class are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan class. The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.

Consumer loans – Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile, mobile home). Therefore the overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan class.

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Company will be unable to collect all contractually required payments are accounted for as required by and in accordance with the Receivables Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Loans and Debt Securities Acquired with Deteriorating Credit Quality” (ASC 310). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV), some of which are not immediately available as of the purchase date. The Company continues to evaluate this information and other credit-related information as it becomes available. ASC

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

310 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in loans if those differences are attributable, at least in part, to credit quality.

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

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually as of the end of November or more frequently if circumstances warrant. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company, in our case) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment. For the year ended December 31, 2010, the Company had no goodwill impairment.

Business Segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information which is presently evaluated by the Company’s chief operating decision-maker, the Company operates in a single business segment.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value net of any deferred fees or loans. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Earnings Per Share

Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the United Bank Employee Stock Ownership Plan (the “ESOP”). Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The basic and diluted share data for 2008 were revised as required by the Earnings Per Share Topic of Financial Accounting Standards Board (“FASB”) and Accounting Standards

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Codification (“ASC”) and in accordance with the provisions of “Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities” which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic earnings per share using the two-class method. This revision decreased basic earnings per share $0.01 for the year ended December 31, 2008.

Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is held for sale and is initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses are charged to current period operations as incurred. Gains and losses upon disposition are reflected in income as realized.

Foreclosed assets held for sale are recorded at the lower of fair value less estimated costs to sell or cost. Subsequent changes in the fair value of the foreclosed assets are reflected through a valuation allowance.

Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, including consideration of renewal options, or the estimated useful life of the asset. The cost of maintenance and repairs is charged against income as incurred. The Company reviews for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. At December 31, 2010, there were no transfers of financial assets that were accounted for as a secured borrowing.

Securities Sold Under Agreements to Repurchase

The Company accounts for securities sold under agreements to repurchase as secured borrowings as the Company maintains effective control over the transferred assets. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Retirement Benefits

The Company has established a defined contribution plan for eligible employees. The Company matches employee contributions up to 5% of an employee’s qualified compensation.

In 2007, the Company established an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain employees that provides benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. This plan is nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Company; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The provision for deferred income taxes is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management’s belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2010 or 2009 for deferred tax assets.

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

The Company recognized interest and penalties in the amount of $0, $40 and $111 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

December 31, 2010, 2009 and 2008

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

Employee Stock Ownership Plan

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. Cash dividends received on shares held in suspense are used to reduce the scheduled annual debt payment.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity, such items, along with net income, are components of comprehensive income.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	2010	2009	2008
Change in unrealized holding gains on available-for-sale securities	$(920)	$3,883	$4,028
Reclassification adjustment for losses (gains) realized in income	330	(461)	1,354
Non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(188)	-	-

Net change in unrealized gains	(778)	3,422	5,382
Tax effect	351	(1,303)	(2,051)

	(427)	2,119	3,331

Pension liability for retirement plans	(279)	411	(514)
Pension liability adjustment	151	112	136

Net change in pension liability	(128)	523	(378)
Tax effect	55	(215)	147

	(73)	308	(231)

Other comprehensive income	$(500)	$2,427	$3,100

The components of accumulated other comprehensive income are as follows:

December 31, 2010:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$8,816	$3,282	$5,534
Pension liability	(1,136)	460	(676)

Total accumulated other comprehensive income	$7,680	$3,742	$4,858

December 31, 2009:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$9,594	$3,633	$5,961
Pension liability	(1,008)	405	(603)

Total accumulated other comprehensive income	$8,586	$4,038	$5,358

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update 2010-20 (ASU 2010-20) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends the authoritative accounting guidance in accordance with and as required by the Receivables Topic of FASB ASC 310. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the disclosures required as of December 31, 2010 in Note E. The adoption of this new guidance had no material effect on the Company’s consolidated financial statements.

NOTE B – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $50 and $50, respectively.

NOTE C – ACQUISITION

On November 30, 2009, the Company completed its acquisition of CNB Financial, the holding company for Commonwealth National Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The final consideration paid in the transaction

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE C – ACQUISITION – Continued

to stockholders of CNB Financial consisted of 943,186 shares of United Financial common stock and $12,639 in cash. Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24,750.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations.” (ASC 805) Accordingly, the Company recorded merger and acquisition expenses totaling $1,148 and $2,863 during the years ended December 31, 2010 and 2009, respectively. The Company’s results of operations include CNB Financial from the date of acquisition. Additionally, ASC 805 requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date.

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

As noted above, the Company acquired loans with a fair value of $236,387. Included in this amount was $5,178 of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit discount of $2,349, which is defined as the loan’s contractually required payments receivable in excess of the amount of its

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE C – ACQUISITION – Concluded

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized
		Gain	Losses	Fair Value
Securities Available for Sale
December 31, 2010:
Debt Securities:
Government-sponsored enterprises	$12,747	$36	$(281)	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	172,003	8,892	(129)	180,766
Private label mortgage-backed securities	3,076	110	(16)	3,170
Municipal bonds	7,760	105	(70)	7,795
Corporate bonds	1,450	357	(188)	1,619

Total	$197,036	$9,500	$(684)	$205,852

December 31, 2009:
Debt Securities:
Government-sponsored enterprises	$342	$11	$-	$353
Government-sponsored and government-guaranteed mortgage-backed securities	215,819	9,216	(199)	224,836
Private label mortgage-backed securities	4,999	97	(60)	5,036
Municipal bonds	11,004	189	(260)	10,933
Corporate bonds	1,449	279	(16)	1,712

Subtotal	233,613	9,792	(535)	242,870
Marketable equity securities	97	337	-	434

Total	$233,710	$10,129	$(535)	$243,304

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Continued

	Amortized Cost	Unrealized		Fair Value
		Gain	Losses
Securities Held to Maturity
December 31, 2010:
Government-sponsored and government-guaranteed mortgage-backed securities	$105,312	$936	$(1,203)	$105,045
Private label mortgage-backed securities	388	1	-	389
IRB	19,050	-	-	19,050
State of Israel bonds	150	-	-	150
Municipal bonds	7,575	65	(248)	7,392

Total	$132,475	$1,002	$(1,451)	$132,026

December 31, 2009:
Government-sponsored and government-guaranteed mortgage-backed securities	$53,769	$180	$(418)	$53,531
Private label mortgage-backed securities	737	13	-	750
IRB	1,039	-	-	1,039
State of Israel bonds	150	-	-	150
Municipal bonds	7,479	114	-	7,593

Total	$63,174	$307	$(418)	$63,063

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

As of December 31, 2010, the Bank has pledged securities with an amortized cost of $122,015 and a fair value of $126,207 to secure municipal deposits, reverse repurchase agreements, treasury, tax and loan deposits at the Federal Reserve Bank of Boston and customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note H.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Continued

Gross unrealized losses and fair values at December 31, 2010 and 2009 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

2010:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,718	$(281)	$-	$-	1	$4,718	$(281)
Government-sponsored and government-guaranteed mortgage-backed securities	15,343	(129)	-	-	6	15,343	(129)
Private label mortgage-backed securities	-	-	907	(16)	1	907	(16)
Municipal bonds	2,713	(37)	256	(33)	9	2,969	(70)
Corporate bonds	137	(188)	-	-	1	137	(188)

Total	$22,911	$(635)	$1,163	$(49)	18	$24,074	$(684)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$51,839	$(1,203)	$-	$-	14	$51,839	$(1,203)
Municipal bonds	4,960	(248)	-	-	23	4,960	(248)

Total	$56,799	$(1,451)	$-	$-	37	$56,799	$(1,451)

2009:
Securities Available for Sale
Debt Securities:
Government-sponsored and government-guaranteed mortgage-backed securities	$14,428	$(197)	$1,068	$(2)	16	$15,496	$(199)
Private label mortgage-backed securities	2,301	(60)	-	-	2	2,301	(60)
Municipal bonds	2,076	(166)	935	(94)	9	3,011	(260)
Corporate bonds	-	-	308	(16)	1	308	(16)

Total	$18,805	$(423)	$2,311	$(112)	28	$21,116	$(535)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$36,742	$(418)	$-	$-	15	$36,742	$(418)

Total	$36,742	$(418)	$-	$-	15	$36,742	$(418)

Management evaluated the securities in the preceding tables and has determined that one trust preferred security has suffered impairment that is considered to be OTTI as of December 31, 2010. OTTI for this security amounted to $188, was non-credit related and was recognized in other comprehensive income. In 2009, management recognized a pre-tax, non-cash charge $82 for other-than-temporary impairment of the Company’s $1.8 million (before OTTI) trust

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Concluded

preferred securities portfolio. Management based its assessment on the issuers’ credit ratings, credit outlook, payment status and financial condition, the length of time the bonds have been in a loss position, the size of the loss position and other meaningful information.

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

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2010	2009	2008
Proceeds from sales	$11,586	$31,808	$51,448
Gross gains	88	556	72
Gross losses	(273)	(13)	(49)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2010, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$103	$104	$130	$132
Due from one year to five years	7,338	7,509	1,020	1,060
Due from five years to ten years	31,688	32,466	21,328	21,515
Due after ten years	157,907	165,773	109,997	109,319

	$197,036	$205,852	$132,475	$132,026

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET

The components of loans are as follows at December 31:

	2010	2009
One- to four-family residential real estate	$295,721	$343,300
Commercial real estate	427,994	409,680
Construction	27,553	48,808
Home equity loans	138,290	137,371
Commercial and industrial	165,335	159,437
Automobile	11,051	14,729
Consumer	8,167	8,916

Total loans	1,074,111	1,122,241
Net deferred loan costs and fees	2,073	2,355
Allowance for loan losses	(9,987)	(9,180)

Loans, net	$1,066,197	$1,115,416

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

The Company has transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and 2009, the Company was servicing loans for participants aggregating $44,444 and $43,149, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

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

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2010	2009
Beginning balance	$1,571	$1,699
New loans	576	345
Repayments	(410)	(473)

Ending balance	$1,737	$1,571

In 2010, the Company recognized proceeds of $17,906 from sales of residential mortgage loans originated for the purpose of reselling them in the secondary market and $9,725 from sales of residential mortgage loans held in its portfolio. In 2009, the Company recognized proceeds of $16,381 from sales of residential mortgage loans originated for the purpose of reselling them in the secondary market and $13,637 from sales of residential mortgage loans held in its portfolio. Loans serviced by the Company for others totaled $69,006 and $51,021 at December 31, 2010 and 2009, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2010 and 2009.

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2010	2009		2008
Balance at beginning of year	$9,180	$8,250		$7,714

Provision for loan losses	2,285	2,998		1,846
Charge-offs	(1,637)	(2,163)		(1,336)
Recoveries	159	95		26

Balance at end of year	$9,987	$9,180	(1)	$8,250

(1) In accordance with FASB ASC 805 “Business Combinations” the Company recorded loans acquired from CNB Financial at fair value and as such no allowance for loan losses for these loans existed as of the acquisition date of November 30, 2009.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

Further information pertaining to the allowance for loan losses at December 31, 2010 is as follows:

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	Total
Allowance for Credit Losses:
Ending balance (total allowance)	$2,801	$5,000	$668	$740	$623	$155	$9,987
Ending balance: individually evaluated for impairment	449	48	-	-	-	-	497
Ending balance: collectively evaluated for impairment	-	-	-	-	-	-	-
Ending balance: loans acquired with deteriorated credit quality	-	170	-	-	-	-	170

Financing Receivables:
Ending balance (loan portfolio)	$165,335	$427,994	$27,553	$295,721	$138,290	$19,218	$1,074,111
Ending balance: individually evaluated for impairment	2,885	5,266	1,261	-	-	-	9,412
Ending balance: collectively evaluated for impairment	-	-	-	832	60	54	946
Ending balance: loans acquired with deteriorated credit quality	-	850	-	-	-	-	850

Loans acquired from CNB Financial are excluded from the above table.

The following is a summary of past due and non-accrual loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
Commercial:
Commercial and industrial	$131	$122	$3,135	$3,388	$161,947	$165,335	$-
Commercial real estate	3,291	1,088	2,864	7,243	420,751	427,994	-
Construction	-	-	552	552	27,001	27,553	-
Consumer:
Residential real estate	7,657	1,001	1,036	9,694	286,027	295,721	-
Home equity	730	223	60	1,013	137,277	138,290	-
Consumer	145	8	55	208	19,010	19,218	-

Total	$11,954	$2,442	$7,702	$22,098	$1,052,013	$1,074,111	$-

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$112	$112	$-
Commercial real estate	6,246	6,246	-
Construction	1,282	1,282	-
Residential real estate	1,036	1,036	-
Home Equity	60	60	-
Consumer	55	55	-
With an allowance recorded:
Commercial and industrial	2,324	2,773	449
Commercial real estate	1,125	1,343	218
Construction	-	-	-
Residential real estate	-	-	-
Home Equity	-	-	-
Consumer	-	-	-
Total:
Commercial portfolio segment	$11,089	$11,756	$667
Consumer portfolio segment	1,151	1,151	-

Total impaired loans	$12,240	$12,907	$667

Loans acquired from CNB Financial that are impaired at December 31, 2010, are included in the above table.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2010		2009
Impaired loans without a valuation allowance	$8,791		$4,444
Impaired loans with a valuation allowance	4,116		11,843

Total impaired loans	$12,907		$16,287

Valuation allowance related to impaired loans	$667		$599

Total non-accrual loans	$9,434	(1)	$16,287

Total loans past-due ninety days or more and still accruing	$-		$-

Accruing troubled debt restructure	$3,473		$-

(1) Includes two troubled debt restructure loans in the amounts of $860 and $872 that were restructured in the second and fourth quarters of 2010, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

	Years Ended December 31,
	2010	2009	2008
Average investment in impaired loans	$14,070	$9,264	$3,961

Interest income recognized on impaired loans	$120	$-	$-

Interest income recognized on a cash basis on impaired loans	$120	$-	$-

Additional interest income of approximately $363, $281 and $132, respectively, would have been recorded during the years ended December 31, 2010, 2009 and 2008, respectively, if the impaired loans had performed in accordance with their original terms.

No additional funds are committed to be advanced to borrowers with impaired loans.

The following is a summary of non-accrual loans as of December 31, 2010:

2010
Commercial:
Commercial and industrial	$2,885
Commercial real estate	4,116
Commercial and residential construction	1,282

Consumer:
Residential real estate	1,036
Home equity	60
Consumer	55

Total	$9,434

CREDIT QUALITY INFORMATION

The Company utilizes a nine grade risk rating system for C&I, commercial real estate and construction loans as follows:

Pass: Loans in these categories are considered “pass” rated loans with low to average risk.

Special Mention: Loans in this category are considered “special mention”. These loans portray one or more weaknesses that may be tolerated in the short run. Assets in this category are currently protected but are potentially weak and are being closely monitored by management.

Substandard: Loans in this category are considered “substandard”. Generally, a loan is considered substandard if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. There is distinct possibility that the Company will sustain some loss if the weakness is not corrected.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

Doubtful: Loans in this category are considered “doubtful”. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, however, its classification as an estimated loss is deferred until a more exact determination of the extent of the loss is ascertained.

Loss: Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

The Company does not assign risk ratings to residential real estate, home equity and mobile home consumer loans unless they are contractually past due 90 days or more or where legal action has commenced against the borrower. All other consumer loans are charged off when they become contractually past due 120 days. Those loans not assigned a rating are considered “pass”.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

Commercial Portfolio Segment Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Commercial and Industrial	Commercial Real Estate	Construction

Grade:
Pass	$141,101	$391,336	$18,315
Special Mention	11,503	13,447	2,678
Substandard	12,419	23,211	6,560
Doubtful	312	-	-

Total	$165,335	$427,994	$27,553

Consumer Portfolio Segment Credit Exposure Credit Risk Profile by Internally Assigned Grade
	Residential	Home Equity	Consumer
Grade:
Pass	$293,999	$138,093	$19,155
Special Mention	59	-	-
Substandard	1,663	197	63
Doubtful	-	-	-

Total	$295,721	$138,290	$19,218

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

As of November 30, 2009, the CNB Financial Corp. commercial loans acquired by the Company within the scope of ASC 310 had an unpaid principal balance of $5,178 and a fair value of $3,079.

The following is a summary of acquired loan information for CNB Financial as of December 31, 2010:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)		Non-accretable Difference	Accretable Yield		Loans Receivable
Balance at acquisition date of November 30, 2009	$5,178	$3,079		$2,099	$13		$3,066
Recognition of additional non- accretable yield	-	(250	) (2)	250	-		-

Balance as of December 31, 2009	5,178	2,829		2,349	13		2,816
2010 Collections	(3,645)	(2,264)		(1,381)	(13)		(2,251)
Transfer to OREO	(393)	(393	) (3)	-	-		(393)
Accretable yield recognized in earnings	-	-		-	(348	) (4)	-

Balance as of December 31, 2010	$1,140	$172		$968	$ -		$172

(1)	The Company has not factored any prepayments into the expected cash flows.

(2) During the third quarter of 2010, the Company increased its non-accretable difference, with a corresponding increase to goodwill, by $250, based upon information obtained in the third quarter about conditions existing at the acquisition date.

(3) The reduction in the carrying amount and the cash expected to be collected is due to one loan that was foreclosed upon and transferred to OREO. Prior to acquisition of CNB a portion of this loan was charged off in order to adjust the loan to its fair value; therefore, there was no non-accretable difference recorded against this loan on the aquisition date.

(4) The transfer from non-accretable yield is due to repayment received in excess of cash expected to be collected, net of selling costs.

Under ASC 310, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Concluded

Loans in the ASC 310 population that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the ASC 310 carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the ASC 310 pool at its carrying value, as well as the related allowance for loan losses, and is classified as a troubled debt restructure. At December 31, 2010 the Company did not have any acquired loans that were troubled debt restructures.

NOTE F – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2010	2009	Estimated Useful Lives
Land and improvements	$2,426	$2,419
Buildings and improvements	8,857	8,804	25 - 40 Years
Leasehold improvements	1,394	1,294	Lesser of useful life or term of lease
Furniture and equipment	3,141	3,326	3 - 10 Years
Assets under capitalized leases	5,359	5,359	Lesser of lease term or useful life

	21,177	21,202
Less accumulated depreciation and amortization	(5,612)	(5,267)

	$15,565	$15,935

Depreciation and amortization expense, including amortization for capitalized leases, totaled $1,504, $1,119 and $907 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company leases fifteen of its branches, two ATM facilities and two financial services offices (all operating leases). Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $1,334, $757 and $645, respectively. The leases, which are non-cancelable, expire at various dates through 2034. The Company also entered into a capital lease obligation for three of its branches.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE F – BANKING PREMISES AND EQUIPMENT – Concluded

Future minimum rental commitments under the terms of these leases are as follows:

	Operating Leases	Capital Leases	Total
Years ending December 31,

2011	$1,062	$406	$1,468
2012	999	406	1,405
2013	944	406	1,350
2014	947	406	1,353
2015	908	407	1,315
Thereafter	4,241	6,356	10,597

Total minimum lease payments	$9,101	8,387	$17,488

Less interest included above		(3,376)

Capitalized lease obligations		$5,011

NOTE G – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2010	2009
Demand	$175,996	$154,374
NOW	40,922	42,262
Savings	203,165	174,270
Money market	260,573	189,763
Certificates of deposit	462,645	478,258

	$1,143,301	$1,038,927

At December 31, 2010, the scheduled maturities of time deposits are as follows:

	Time Deposits
	> $100	< $100	Total (1)
2011	$139,205	$143,577	$282,782
2012	44,736	37,309	82,045
2013	26,499	17,870	44,369
2014	13,289	13,583	26,872
2015	18,281	8,180	26,461

Total	$242,010	$220,519	$462,529

(1) Includes brokered deposits in the amount of $8,360 and excludes the unamortized fair value adjustment balance of $116 recorded in connection with the acquisition of CNB Financial.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE G – DEPOSITS – Concluded

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2010	2009	2008
NOW	$199	$149	$171
Regular savings	1,679	1,320	1,015
Money market	2,121	2,209	3,336
Certificates of deposit	9,848	10,617	13,309

Total	$13,847	$14,295	$17,831

NOTE H – SHORT-TERM BORROWINGS

Federal Home Loan Bank of Boston Advances

There were no FHLBB advances with an original maturity of less than one year at December 31, 2010. FHLBB advances with an original maturity of less than one year, amounted to $30,000 at December 31, 2009, at a weighted average rate of .20%. The Company has an available line of credit with the FHLBB at an interest rate that adjusts daily. There were no borrowings against the line of credit at December 31, 2010. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally mortgage loans and U.S. Government and federal agency securities in an aggregate amount equal to outstanding advances. The Company’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $2,000 at December 31, 2010 was approximately $219,900.

Repurchase Agreements

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. These customer repurchase agreements amounted to $21,029 and $27,303 at December 31, 2010 and 2009, respectively, at weighted average rates of 0.84% and 1.12%, respectively. Interest expense for 2010, 2009 and 2008 was $185, $122, and $157, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE I – LONG-TERM DEBT

Federal Home Loan Bank of Boston Advances

Advances outstanding (together with year of maturity) at December 31, 2010 and 2009 consisted of the following:

	2010		2009
	Amount (1)	Weighted Average Rate	Amount (1)	Weighted Average Rate
2010	$—	—	$17,644	4.65%
2011	50,341	4.07%	51,346	4.05%
2012	11,902	4.26%	14,013	4.27%
2013	43,025	4.04%	44,489	4.04%
2014	13,000	2.90%	13,000	2.90%
2015	9,767	3.41%	11,806	3.41%
Thereafter	23,247	4.27%	23,254	4.27%

	$151,282	3.96%	$175,552	4.03%

(1) Excludes the fair value adjustment of $2,025 and $2,621 at December 2010 and 2009, respectively, recorded in connection with the acquisition of CNB Financial.

At December 31, 2010, advances in the amount of $48,000 are callable at the option of the FHLBB at various dates through 2013.

Reverse Repurchase Agreements

The Company secured two structured term reverse repurchase agreements for $10,000 through another financial institution in 2008 and 2009. The reverse repurchase agreement entered into in 2008 for $10,000 matures in 2018, is callable in 2011 and has a rate of 2.73%. The reverse repurchase agreement entered into in 2009 for $10,000 matures in 2019, is callable in 2014 and has a rate of 2.44%. Interest expense for 2010, 2009 and 2008 was $517, $512 and $27, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

Subordinated Debentures

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the face amount of $7,732. The Company recorded a fair value acquisition discount of $2,383 in connection with the acquisition of CNB Financial Corp. on November 30, 2009. The remaining unamortized discount was $2,284 at December 31, 2010. The issue has a maturity date of March 15, 2036 and bears a floating rate

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE I – LONG-TERM DEBT – Concluded

of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2010 was 2.15%. A special redemption provision allows the Company to redeem the issue at par.

NOTE J – INCOME TAXES

The provision for federal and state income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Current tax provision:
Federal	$3,771	$4,514	$6,942
State	1,026	1,056	1,832

	4,797	5,570	8,774

Deferred tax provision (benefit):
Federal	780	(1,190)	(2,890)
State	(108)	(366)	(687)

	672	(1,556)	(3,577)

Provision for income taxes	$5,469	$4,014	$5,197

The following table summarizes the difference between the statutory federal income tax rate and the effective rate:

	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.8	4.6	6.0
Stock-based compensation	1.8	2.7	1.6
Tax-exempt obligations	(2.7)	(2.1)	(1.3)
Bank owned life insurance	(3.1)	(4.9)	(1.0)
Non-deductible acquisition expenses	0.5	6.2	-
Other, net	1.0	0.4	2.3

Effective tax rate	35.3%	40.9%	41.6%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES – Continued

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Federal	$12,242	$13,194
State	3,455	3,450

	15,697	16,644

Deferred tax liability:
Federal	(3,947)	(4,480)
State	(721)	(869)

	(4,668)	(5,349)

Net deferred tax asset:	$11,029	$11,295

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	At December 31,
	2010	2009
Cash basis of accounting	$267	$129
Investments:
Net unrealized gain on securities available for sale	(3,282)	(3,633)
Impairment losses	645	596
Retirement benefits	460	405
Depreciation	644	679
Deferred benefit (expense)	336	(799)
Fair value acquisition adjustment	-	2,786
Allowance for loan losses	4,080	3,750
Employee benefit plans	3,127	2,807
Market value adjustment on loans	4,770	4,217
Contribution carryover	-	244
State tax credits	-	53
Other	(18)	61

Net deferred tax asset	$11,029	$11,295

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES – Concluded

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2010	2009
Balance at beginning of year	$11,295	$7,969
(Benefit) provision for prepaid taxes	(672)	1,556
Tax effect of changes in accumulated other comprehensive income	406	(2,854)
Acquisition of CNB Financial	-	4,624

Balance at end of year	$11,029	$11,295

The Bank’s base year reserve (as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise. Accordingly, the Bank has not recorded a deferred tax liability of approximately $1,043 relating to approximately $2,600 of cumulative tax deductions related to loans generated prior to December 31, 1995.

NOTE K – EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 is presented below.

	Years Ended December 31,
	2010	2009	2008
Net income	$10,032	$5,806	$7,298

Weighted average common shares applicable to basic EPS (3 & 4)	15,302,505	15,265,192	16,445,388
Effect of dilutive potential common shares (1, 2)	92,256	8,183	-

Weighted average common shares applicable to diluted EPS (4)	15,394,761	15,273,375	16,445,388

Earnings per share:
Basic	$0.66	$0.38	$0.44
Diluted	$0.65	$0.38	$0.44

(1)	For the years ended December 31, 2010, 2009 and 2008, options to purchase 1,405,286, 1,604,850 and 1,175,964 shares, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

(2)	Includes incremental shares related to dilutive stock options.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE K – EARNINGS PER SHARE – Concluded

(3)	Includes shares repurchased in June 2008 through September 2008 to fund the 2008 Equity Incentive Plan.

(4)	2008 basic and diluted share data were revised as required by the Earnings Per Share Topic of FASB ASC and in accordance with the provisions of “Determining Whether Instruments Issued in Share-Based Payment Transactions are Participating Securities” which require that share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) be included in basic EPS using the two-class method. This revision decreased basic earnings per share $0.01 for the year ended December 31, 2008.

NOTE L – STOCK-BASED INCENTIVE PLANS

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

The Company’s 2006 Stock-Based Incentive Plan (the “2006 Incentive Plan”) was approved by shareholders at the Company’s Annual Meeting held in July 2006. The 2006 Incentive Plan will remain in effect for a period of ten years and provides for the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options. As of a result of the Company’s second step conversion and offering completed in December 2007 and in accordance with provisions in the 2006 Incentive Plan, the Board of Directors voted to adjust the total number of shares authorized for grant, the number of stock options outstanding and the exercise prices for outstanding options by the exchange ratio of 1.04079. Employees and outside directors of the Company are eligible to receive awards under the 2006 Incentive Plan. The holders of

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED INCENTIVE PLANS – Continued

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED INCENTIVE PLANS – Continued

A combined summary of activity in the Company’s incentive plans for the years ended December 31, 2009 and 2010 is presented in the following table:

	Shares Available for Grant		Stock Awards Outstanding		Stock Options Outstanding
			Number of Shares	Weighted- Average Grant Value	Number of Shares		Weighted- Average Exercise Price
Balance at December 31, 2008	334,795		488,992	$11.91	1,525,745		$12.00
Stock Incentive Plans assumed from CNB Financial	202,680	(1)	-	-	146,737	(2)	15.31
Granted	(232,500)		68,750	12.94	163,750		12.99
Stock options exercised	-		-	-	(3,500)		11.66
Shares vested	-		(121,196)	12.02	-		-
Forfeited	8,847		-	-	(8,847)		12.35
Cancelled	14,000		-	-	(14,000)		11.66

Balance at December 31, 2009	327,822		436,546	$12.04	1,809,885		$12.36
Granted	(38,500)		3,000	14.34	35,500		14.70
Stock options exercised	-		-	-	(73,955)		12.10
Shares vested	-		(132,924)	12.30	-		-
Forfeited	6,800		-	-	(6,800)		13.85
Cancelled	-		-	-	-		-

Balance at December 31, 2010	296,122		306,622	$12.15	1,764,630		$12.42

(1)	Reflects stock options and restricted shares available for grant under plans assumed from CNB Financial.

(2)	Certain options to acquire CNB Financial common stock (the “CNB Financial Options”) were assumed by the Company and converted into options to purchase 146,737 shares of the Company’s Common Stock.

During 2010 the Company granted 35,500 stock options and 3,000 restricted shares to certain employees under the 2008 Incentive Plans. The stock options had a weighted average value of $3.77 per share, with a total grant date fair value of $134. The restricted shares had a weighted average value of $14.34 per share, with a total grant date fair value of $43.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED INCENTIVE PLANS – Concluded

The Company’s total compensation cost for shared-based payment arrangements was $2,383 in 2010, $2,281 in 2009 and $1,992 in 2008. The Company recorded tax benefits of $115 in 2010, $34 in 2009 and $0 in 2008 related to the recognition of the shared-based compensation expense. As of December 31, 2010, compensation costs related to non-vested stock awards totaling $4,682 have not been recognized. These costs will be recognized over an estimated weighted average period of 2.4 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2010 and 2009.

	2010	2009	2008
Weighted average fair value	$3.77	$4.16	$2.57
Expected term (short-cut method)	6.50 years	6.50 years	6.50 years
Volatility	28.13%	35.33%	19.30%
Expected dividend yield	2.12%	2.18%	1.88%
Weighted average risk-free interest rate	2.76%	3.28%	3.89%

A summary of stock options outstanding and exercisable at December 31, 2010 is as follows:

	Stock Options
	Outstanding	Exercisable
Total number of shares	1,764,630	1,001,350
Weighted average exercise price	$12.42	$12.63
Aggregate intrinsic value	$5,090	$2,706
Weighted average remaining contractual term	6.6 years	6.0 years

NOTE M – EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company sponsors a defined contribution plan. Employees make voluntary contributions which are matched by the Company up to a maximum of 5% of the employee’s qualified salary. The contributions matched by the Company were $600, $434 and $389 for the years ended December 31, 2010, 2009 and 2008, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

Incentive Plan

The Company maintains an incentive plan in which employees are eligible to participate. The incentive plan provides for awards based on the achievement of both individual and Company performance goals, subject to approval by the Board of Directors. Related expense amounted to $1,259, $972 and $839 for the years ended December 31, 2010, 2009 and 2008, respectively.

Senior Executive Retirement Plan

The Company has entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers. The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility. Effective October 1, 2007, the Company consolidated the Agreements of current senior executives into a SERP. The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $747 and $777 at December 31, 2010 and 2009, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense for the Agreements was $46 for the year ended December 31, 2010 and $18 for the years ended 2009 and 2008.

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

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Additional directors will begin participation in the plan as of the first day of the plan year in which they become members of the board of directors. Retired directors will continue to receive benefits under the Directors Fee Continuation Plan. At December 31, 2010 and 2009, the Company’s recorded liability for this plan amounted to $356 and $433, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company was not required to record an expense for the years ended December 31, 2010, 2009 and 2008.

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

In the event a participant has a separation from service prior to his normal retirement date (other than due to termination for cause, disability or death), the participant will be entitled to a lesser benefit payable in ten annual installments commencing at age 65. The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%. The supplemental benefit will commence on the director’s normal benefit date and will be payable in a lump sum, unless the director has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit. A director’s benefit percentage will accelerate to 100% upon the director’s separation from service due to death, disability or a change in control. The Director Retirement Plan is accounted for as a defined benefit plan.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

The following table summarizes the changes in the projected benefit obligation (“PBO”), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2010 and 2009. These plans had no assets at December 31, 2010 and 2009. Amounts recognized at December 31, 2010 and 2009 are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

	At or For the Years Ended December 31,
	2010		2009
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Change in projected benefit obligation:
Beginning of period	$2,741	$788	$2,721	$708
Service cost	319	69	276	59
Interest cost	176	42	140	36
Actuarial (gain)/loss	(73)	27	(396)	(15)
Plan amendments	326	-	-	-
Benefits paid	-	(26)	-	-

End of period	$3,489	$900	$2,741	$788

Funded status:
Accrued benefit cost	$3,489	$900	$2,741	$788

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(882)	$(219)	$(670)	$(256)
Net gain/(losses)	10	(45)	(64)	(18)

Total	$(872)	$(264)	$(734)	$(274)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.00%	5.00%	6.00%	5.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

Components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2010		2009
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$319	$69	$276	$59
Interest cost	176	42	140	36

Total pension cost	495	111	416	95
Prior service cost amortization	115	36	76	36

Net periodic benefit cost	$610	$147	$492	$131

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

The unrecognized prior service cost is being amortized over a period of ten years (estimated employee service life). In 2011, approximately $115 and $37 in prior service cost for SERP and the Director Retirement Plan, respectively, is expected to be recognized as a component of net periodic benefit cost.

At December 31, 2010, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

	SERP	Director Retirement Plan
Years ending December 31,
2011	$-	$25
2012	665	219
2013	2,523	25
2014	-	26
2015	-	207
2016 through 2020	870	518
Years after 2020	3,551	689

Total expected benefit payments	$7,609	$1,709

Except for the benefit payments expected to be paid, the Company does not expect to make contributions to these plans in 2011.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

Employee Stock Ownership Plan

In connection with the Company’s 2005 initial public offering, the Bank established an ESOP for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The Company issued 641,301 shares of common stock to the ESOP in exchange for a twenty-year note. In connection with the Company’s second step conversion, the number of shares in the plan has been adjusted by the exchange ratio of 1.04079 to total 667,458 shares. The loan amount was approximately $6,413 and was recorded as “Unearned Compensation” within stockholders’ equity. The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest. Prior to January, 2008, the Board of Directors voted to accelerate its Employee Stock Ownership Plan benefit from a twenty (20) year to a fifteen (15) year allocation period.

As part of the Company’s 2007 second step conversion and offering, an additional 753,834 shares of common stock were contributed to the ESOP in exchange for a twenty-year note. The loan amount was approximately $7,538 and was recorded as “Unearned Compensation” within stockholders’ equity. The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest. The Board of Directors voted to use a twenty (20) year allocation period for the related ESOP benefit beginning in 2008.

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares held by the plan trustee in a suspense account for allocation among the participants as the loan is repaid. The Company reports compensation expense equal to the average daily market price of the shares as they are committed to be released from the suspense account. Total compensation expense applicable to the ESOP amounted to $965, $954 and $866 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shares held by the ESOP, adjusted by the exchange ratio of 1.04079, include the following:

	December 31,
	2010	2009	2008
Allocated	249,607	181,587	109,880
Committed to be released	71,709	71,709	71,707
Unallocated	1,093,212	1,164,922	1,236,631

	1,414,528	1,418,218	1,418,218

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Concluded

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2010, 2009 and 2008 was $16,693, $15,272 and $18,723, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

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

Financial instruments with off-balance sheet risk at December 31, 2010 and 2009 are as follows:

	2010	2009
Unused lines of credit	$233,403	$226,543
Amounts due mortgagors	26,500	30,225
Standby letters of credit	4,382	6,155
Commitments to originate loans	27,068	16,120

Included in commitments to originate loans at December 31, 2010 and 2009 are fixed rate commitments in the amount of $24,116 and $8,698, at interest ranges of 3.40% to 7.00% and 4.45% to 7.25%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE N – COMMITMENTS AND CONTINGENCIES – Continued

expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2010 and 2009 exceeds 100%.

The Company has also committed to invest up to $10,000, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At December 31, 2010, the Company has invested $1,970 in the fund, which is included in other assets on the consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits from net operating losses for a period of eight years or until the minimum investment return has been met.

Employment and Change in Control Agreements

The Company has entered into a three-year employment agreement with its President and Chief Executive Officer expiring in 2013. This agreement generally provides for a base salary and the continuation of certain benefits currently received. Annually the Company may extend the agreement for an additional year. Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

The Company also entered into three-year change in control agreements with certain executive officers, none of whom are covered by an employment agreement. The change in control

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE N – COMMITMENTS AND CONTINGENCIES – Concluded

agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Litigation

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants are claiming that Commonwealth National Bank acted in bad faith and in violation of applicable law and that their actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. United Bank believes these claims are without merit and is vigorously defending the litigation. The parties are scheduled to go to trial in the third quarter of 2011. No estimate of any reasonably possible loss or range of loss to United Bank can be made at this time.

In addition, the Company is subject to various legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 includes U.S. government and mortgage-backed securities issued by government-sponsored enterprises. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2010
Securities available for sale:
Government-sponsored enterprises	$-	$12,502	$-	$12,502
Government-sponsored and government- guaranteed mortgage-backed securities	-	180,766	-	180,766
Private label mortgage-backed securities	-	3,170	-	3,170
Municipal bonds	-	7,795	-	7,795
Corporate bonds	-	-	1,619	1,619

Total	$-	$204,233	$1,619	$205,852

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2009
Securities available for sale:
Government-sponsored enterprises	$-	$353	$-	$353
Government-sponsored and government- guaranteed mortgage-backed securities	-	224,836	-	224,836
Private label mortgage-backed securities	-	5,036	-	5,036
Municipal bonds	-	10,631	302	10,933
Corporate bonds	-	-	1,712	1,712
Marketable equity securities	434	-	-	434

Total	$434	$240,856	$2,014	$243,304

The Company has no liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,014	$1,832
Total realized/unrealized losses included in net income	(35)	(82)
Change in unrealized (loss)/gain	(93)	264
Purchases	-	-
Sales	(267)	-
Issuances	-	-
Settlements	-	-
Transfers	-	-

Balance at end of year	$1,619	$2,014

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related assets as of and for the years ended December 31, 2010 and 2009.

December 31, 2010	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets:
Loans	$-	$3,489	$-	$(156)
Other assets	-	-	545	(145)

Total assets	$-	$3,489	$545	$(301)

December 31, 2009
Assets:
Loans	$-	$16,287	$-	$(2,335)
Other real estate owned	-	1,545	-	(85)

Total assets	$-	$17,832	$-	$(2,420)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

assets is private company stock which is carried at cost. In 2010 management determined that several impairment indicators exist and that the investment is impaired. In its evaluation, management considered the investee’s earnings performance, credit rating, asset quality, regulatory, economic, or technological environment operating environment, and the investee’s ability to continue as a going concern. The cost basis of the individual security was written down by $145 to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and is included in earnings.

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

Cash and Cash Equivalents and Short-term Investments

The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential mortgage, commercial real estate, commercial and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Short- term- borrowings

For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long- term- debt

The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Repurchase Agreements

The Company enters into overnight repurchase agreements with its customers. Since these agreements are short-term instruments, the fair value of these agreements approximates their recorded balance. The Company also secures term repurchase agreements through other

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Concluded

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

Off-Balance Sheet Instruments

Fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note N, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$83,069	$83,069	$21,877	$21,877
Short-term investments	-	-	1,096	1,096
Securities available for sale	205,852	205,852	243,304	243,304
Securities held to maturity	132,475	132,026	63,174	63,063
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,066,197	1,091,165	1,115,416	1,114,441
Financial Liabilities:
Deposits (with no stated maturity)	680,656	680,656	560,669	560,669
Time deposits	462,645	469,717	478,258	483,843
Federal Home Loan Bank of Boston advances	153,307	155,945	208,173	211,954
Repurchase agreements	41,029	40,403	47,303	46,068
Subordinated debentures	5,448	5,448	5,357	5,357

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE P – STOCKHOLDERS’ EQUITY

Regulatory Capital

The Bank is subject to various minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the “OTS”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company is not separately subject to capital guidelines.

The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the total risk-based capital requirement, the Tier I risk-based capital requirement and the Tier I or leverage capital requirement. The Tier I risk-based and Tier I leverage capital requirements provide for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of risk-weighted assets and to 4.0% of adjusted total assets, respectively, except for those banks with the highest examination rating and acceptable levels of risk. The risk- based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

The OTS capital rules also require savings associations to hold a ratio of 1.5% tangible capital to tangible assets. Tangible equity is defined as core capital less tangible assets. Tangible assets are defined as adjusted total assets less intangible assets.

As of December 31, 2010, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE P – STOCKHOLDERS’ EQUITY – Continued

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Regulatory Framewok
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2010:

Total Risk-based Capital
(to Risk Weighted Assets)	$190,533	16.3%	>	$93,265	>	8.0%	>	$116,581	>	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	180,546	15.5%	>	46,632	>	4.0%	>	69,948	>	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	180,546	11.5%	>	62,629	>	4.0%	>	78,286	>	5.0%

Tangible Equity
(to Tangible Assets)	180,546	11.5%	>	23,486	>	1.5%	>	N/A

As of December 31, 2009:

Total Risk-based Capital
(to Risk Weighted Assets)	$193,863	16.5%	>	$93,846	>	8.0%	>	$117,308	>	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	184,531	15.7%	>	46,923	>	4.0%	>	70,385	>	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	184,531	12.1%	>	60,785	>	4.0%	>	75,981	>	5.0%

Tangible Equity
(to Tangible Assets)	184,531	12.1%	>	22,794	>	1.5%	>	N/A

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31
	2010	2009
Total consolidated equity	$222,576	$222,035
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(28,639)	(23,656)
Accumulated other comprehensive income	(4,858)	(5,358)
Disallowed goodwill and intangible assets	(8,533)	(8,490)

Tangible, Tier I and Core Capital	180,546	184,531
Allowance for loan losses	9,987	10,110
Other	-	152

Total risk-based capital	$190,533	$194,793

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE P – STOCKHOLDERS’ EQUITY – Concluded

Common Stock Repurchase Plans

On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock through open market purchases. Stock repurchases are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2010, the Company repurchased 51,401 shares at a cost of approximately $709 and an average price of $13.80, under this plan.

On October 16, 2009, the Board of Directors approved a plan to repurchase up to 5%, or approximately 798,055 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. The Company completed its repurchase of 798,055 shares of its outstanding common stock, at a cost of approximately $10,779 and at an average price of $13.51, on October 26, 2010.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE Q – CONDENSED FINANCIAL STATEMENTS OF

UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$18,421	$15,632
Short-term investments	-	1,096
Investment in Bank	193,937	198,379
ESOP loans receivable	11,676	12,262
Other assets	4,007	3,518

TOTAL ASSETS	$228,291	$230,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	$5,448	$5,357
Other liabilities	267	284
Stockholders’ equity	222,576	225,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,291	$230,887

STATEMENTS OF INCOME
	Years Ended December 31,
	2010	2009	2008
Income:
Investment interest	$168	$399	$1,235
ESOP loan interest	398	418	955
Gain on sale of securities	-	-	15
Impairment charges on securities	(145)	-	-
Other income	-	-	3

Total income	421	817	2,208

Expense:
Subordinated debentures interest	250	15	-
Professional services	1,248	1,089	1,311
Acquisition related expenses	126	1,841	-
Other expenses	67	52	47

Total expense	1,691	2,997	1,358

(Loss) income before income tax (benefit) expense	(1,270)	(2,180)	850
Income tax (benefit) expense	(145)	(421)	348

(Loss) income before equity in undistributed earnings of the Bank	(1,125)	(1,759)	502
Equity in undistributed earnings of the Bank	11,157	7,565	6,796

NET INCOME	$10,032	$5,806	$7,298

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE Q – CONDENSED FINANCIAL STATEMENTS OF

UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$10,032	$5,806	$7,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the bank	(11,157)	(7,565)	(6,796)
Net amortization of discounts and premiums	-	-	2
Net gain on sale of available for sale securities	-	-	(15)
Impairment charges on securities	145	-	-
Decrease in deferred income taxes	-	(51)	(3)
Decrease in accrued interest receivable	(2)	-	247
Decrease (increase) in other assets	(681)	(94)	718
(Decrease) increase in intercompany payables and other liabilities	(37)	121	(359)

Net cash (used in) provided by operating activities	(1,700)	(1,783)	1,092

Cash flows from investing activities:
Proceeds from sales of securities available for sale	-	-	9,352
Proceeds from maturities and principal repayments of securities available for sale	-	-	9,218
Cash used for acquisition of CNB Financial, net of cash acquired	-	(10,587)	-
Capital contributions to venture capital fund	(200)	(200)	(100)
Maturity of (investment in) short term time deposits	1,096	(25)	(41)
Principal payments on ESOP loans	586	567	331

Net cash provided by (used in) investing activities	1,482	(10,245)	18,760

Cash flows from financing activities:
Return of capital from United Bank	18,557	168	837
Repurchase of stock to fund the 2008 Incentive Plan	-	-	(4,240)
Tax benefit from MRP vesting	115	34	-
Tax withheld on options exercised	(29)	-	-
Treasury stock purchases	(11,047)	(21,488)	(2,960)
Cash dividends paid	(4,589)	(4,238)	(4,436)
Net costs from stock issuance	-	-	(26)

Net cash provided by (used in) financing activities	3,007	(25,524)	(10,825)

Increase (decrease) in cash and cash equivalents	2,789	(37,552)	9,027

Cash and cash equivalents at beginning of period	15,632	53,184	44,157

Cash and cash equivalents at end of period	$18,421	$15,632	$53,184

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period:
Income taxes – net	4,750	6,521	1,097

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

NOTE R – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2010 and 2009.

	Three Months Ended
	March 31	June 30	September 30	December 31
2010:
Interest income	$18,757	$18,536	$18,395	$18,170
Interest expense	5,261	5,249	5,228	5,209

Net interest income	13,496	13,287	13,167	12,961
Provision for loan losses	733	450	750	352
Non-interest income	2,037	2,219	2,103	2,357
Non-interest expense	12,018	10,631	10,456	10,736

Income before income taxes	2,782	4,425	4,064	4,230
Income tax expense	1,031	1,492	1,387	1,559

Net income	$1,751	$2,933	$2,677	$2,671

Basic earnings per share	$0.11	$0.19	$0.18	$0.18
Diluted earnings per share	$0.11	$0.19	$0.18	$0.18
Dividends paid per share	$0.07	$0.07	$0.08	$0.08

2009:
Interest income	$15,930	$15,120	$15,325	$16,611
Interest expense	5,775	5,577	5,351	5,283

Net interest income	10,155	9,543	9,974	11,328
Provision for loan losses	540	675	800	983
Non-interest income	1,851	2,595	1,985	2,245
Non-interest expense	8,155	10,030	8,093	10,580

Income before income taxes	3,311	1,433	3,066	2,010
Income tax expense	1,188	873	1,165	788

Net income	$2,123	$560	$1,901	$1,222

Basic earnings per share	$0.14	$0.04	$0.13	$0.08
Diluted earnings per share	$0.14	$0.04	$0.13	$0.08
Dividends paid per share	$0.07	$0.07	$0.07	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework. Management’s evaluation of internal control over financial reporting as of December 31, 2010

Our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Attestation report

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

To the Board of Directors of

United Financial Bancorp, Inc.:

We have audited United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Financial Bancorp, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report).

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

In our opinion, United Financial Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of United Financial Bancorp, Inc. and subsidiary and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 14, 2011

(d)	Changes to internal controls

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,764,630	$12.42	296,122
Equity compensation plans not approved by security holders	-	-	-
Total	1,764,630	$12.42	296,122

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets - at December 31, 2010 and 2009

Consolidated Statements of Earnings - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended

December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	None.

(b)	Exhibits – set forth below

(c)	Not applicable

Exhibits

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Employment Agreement by and between United Bank and Richard B. Collins (4)*
10.2	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)*
10.3	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)*
10.4	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)*
10.5	Change in Control Agreement by and between United Bank and Charles R. Valade*
10.5 A	Amendment to the Change in Control Agreement by and between United Bank and Charles R. Valade*
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)*
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)*
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)*
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)*
10.10	United Bank 2006 Stock-Based Incentive Plan (6)*
10.11	United Bank 2009 Annual Incentive Plan (2)*
10.12	United Bank 2007 Director Retirement Plan (7)*
10.13	Directors Fee Continuation Plan (3)*
10.14	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (8)

10.15	Retention Agreement by and between United Bank and Charles R. Valade*
10.16	CNB Financial Corp. 2008 Equity Incentive Plan (9)*
10.17	CNB Financial Corp. Amended and Restated Stock Option Plan (10)*
10.18	Form of Award Agreement under the CNB Financial Corp. 2008 Equity Incentive Plan (11)*
10.19	Form of Award Agreement under the CNB Financial Corp. Amended and Restated Stock Option Plan (10)*
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
(3)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(4)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(5)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(6)	Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.
(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(8)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).
(9)	Incorporated by reference to Appendix A to the Proxy Statement filed by CNB Financial Corp. with the Commission on April 11, 2008.
(10)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on March 27, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 14, 2011	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins Richard B. Collins	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 14, 2011

/s/ Mark A. Roberts Mark A. Roberts	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011

/s/ Paula A. Aiello Paula A. Aiello	Director	March 14, 2011

/s/ Michael F. Crowley Michael F. Crowley	Director	March 14, 2011

/s/ Carol Moore Cutting Carol Moore Cutting	Director	March 14, 2011

/s/ Carol A. Leary Carol A. Leary	Director	March 14, 2011

/s/ Kevin E. Ross Kevin E. Ross	Director	March 14, 2011

/s/ Robert A. Stewart, Jr. Robert A. Stewart, Jr.	Director	March 14, 2011

/s/ Thomas H. Themistos Thomas H. Themistos	Director	March 14, 2011

/s/ Michael F. Werenski Michael F. Werenski	Director	March 14, 2011