Form 10-Q
period 2011-03-31
United Financial Bancorp, Inc.
filed 2011-05-05
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Common stock, $0.01 par value

16,103,831 shares outstanding as of May 3, 2011

United Financial Bancorp, Inc.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$15,281	$10,157
Interest-bearing deposits	57,258	72,912

Total cash and cash equivalents	72,539	83,069

Securities available for sale, at fair value	214,430	205,852
Securities held to maturity, at amortized cost (fair value of $124,814 at March 31, 2011 and $132,026 at December 31, 2010)	125,179	132,475
Loans held for sale	583	—
Loans, net of allowance for loan losses of $10,468 at March 31, 2011 and $9,987 at December 31, 2010	1,088,576	1,066,197
Other real estate owned	1,480	1,536
Accrued interest receivable	4,976	4,905
Deferred tax asset, net	10,821	11,029
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Banking premises and equipment, net	15,746	15,565
Bank-owned life insurance	29,474	29,180
Goodwill	8,192	8,192
Other assets	12,364	11,512

TOTAL ASSETS	$1,599,725	$1,584,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$992,703	$967,305
Non-interest-bearing	181,208	175,996

Total deposits	1,173,911	1,143,301
Short-term borrowings	18,900	21,029
Long-term debt	161,461	173,307
Subordinated debentures	5,471	5,448
Escrow funds held for borrowers	2,194	1,899
Due to broker	—	3,002
Capitalized lease obligations	4,978	5,011
Accrued expenses and other liabilities	8,758	9,304

Total liabilities	1,375,673	1,362,301

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued at March 31, 2011 and December 31, 2010	187	187
Paid-in capital	180,926	180,322
Retained earnings	84,128	82,899
Unearned compensation	(10,578)	(10,750)
Treasury stock, at cost (2,610,898 shares at March 31, 2011 and 2,597,827 shares at December 31, 2010)	(35,123)	(34,940)
Accumulated other comprehensive income, net of taxes	4,512	4,858

Total stockholders’ equity	224,052	222,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,599,725	$1,584,877

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Loans	$14,487	$15,457
Investments	3,191	3,292
Other interest-earning assets	40	8

Total interest and dividend income	17,718	18,757

Interest expense:
Deposits	3,297	3,375
Short-term borrowings	37	105
Long-term debt	1,593	1,781

Total interest expense	4,927	5,261

Net interest income before provision for loan losses	12,791	13,496

Provision for loan losses	808	733

Net interest income after provision for loan losses	11,983	12,763

Non-interest income:
Fee income on depositors’ accounts	1,292	1,371
Net gain on sale of loans	23	88
Net gain on sale of securities	1	—
Impairment charge on security	—	(145)
Wealth management income	240	138
Income from bank-owned life insurance	331	346
Other income	262	239

Total non-interest income	2,149	2,037

Non-interest expense:
Salaries and benefits	6,269	6,078
Occupancy expenses	844	927
Marketing expenses	447	560
Data processing expenses	988	1,067
Professional fees	661	541
Merger related expenses	—	979
FDIC insurance assessments	330	415
Other expenses	1,401	1,451

Total non-interest expense	10,940	12,018

Income before income taxes	3,192	2,782

Income tax expense	763	1,031

Net income	$2,429	$1,751

Earnings per share:
Basic	$0.16	$0.11
Diluted	$0.16	$0.11

Weighted average shares outstanding:
Basic	15,014,143	15,618,540
Diluted	15,258,574	15,662,592

Dividends paid per share	$0.08	$0.07

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246
Prior service costs on pension and other post retirement benefit plans	—	—	—	—	—	—	(472)	(472)

Net income	—	—	—	1,751	—	—	—	1,751
Other comprehensive income	—	—	—	—	—	—	91	91

Total comprehensive income								1,842

Cash dividends paid ($0.07 per share)	—	—	—	(1,090)	—	—	—	(1,090)
Treasury stock purchases	(164,338)	—	—	—	—	(2,124)	—	(2,124)
Reissuance of treasury shares in connection with restricted stock grants	69,702	—	(901)	—	—	901	—	—
Stock-based compensation	—	—	591	—	—	—	—	591
ESOP shares committed to be released	—	—	66	—	173	—	—	239

Balances at March 31, 2010	16,743,962	$187	$178,422	$78,117	$(11,268)	$(26,203)	$4,977	$224,232

Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Net income	—	—	—	2,429	—	—	—	2,429
Other comprehensive loss	—	—	—	—	—	—	(346)	(346)

Total comprehensive income								2,083

Cash dividends paid ($0.08 per share)	—	—	—	(1,200)	—	—	—	(1,200)
Treasury stock purchases	(13,896)	—	—	—	—	(195)	—	(195)
Tax withheld on options exercised	—	—	(7)	—	—	—	—	(7)
Reissuance of treasury shares in connection with restricted stock grants	825	—	(12)	—	—	12	—	—
Stock-based compensation	—	—	526	—	—	—	—	526
ESOP shares committed to be released	—	—	97	—	172	—	—	269

Balances at March 31, 2011	16,096,035	$187	$180,926	$84,128	$(10,578)	$(35,123)	$4,512	$224,052

The components of other comprehensive (loss) income and related tax effects are as follows:

	Three Months Ended March 31,
	2011	2010
Change in unrealized holding gains on available-for-sale securities	$(553)	$27
Reclassification adjustment for (gains) losses realized in income	(1)	145

Net change in unrealized gains	(554)	172
Tax effect	208	(81)

Other comprehensive (loss) income	$(346)	$91

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$2,429	$1,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	808	733
ESOP expense	269	239
Stock-based compensation	526	591
Amortization of premiums and discounts	392	273
Depreciation and amortization	135	360
Amortization of intangible assets	26	28
Net loss (gain) on sale of other real estate owned	11	(23)
Impairment charges on securities	—	145
Net gain on sale of securities	(1)	—
Originations of loans held for sale	(583)	—
Loans originated for sale and sold	(1,671)	—
Proceeds from sales of loans held for sale	1,694	—
Net gain on sale of loans	(23)	(88)
Net increase in cash surrender value of bank-owned life insurance	(294)	(317)
Increase in accrued interest receivable	(71)	(72)
Increase in other assets	(462)	(2,792)
Decrease in accrued expenses and other liabilities	(480)	(892)

Net cash provided by (used in) operating activities	2,705	(64)

Cash flows from investing activities:
Purchases of securities available for sale	(34,204)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	21,986	18,303
Purchases of securities held to maturity	—	(11,601)
Proceeds from maturities, calls and principal repayments of securities held to maturity	6,989	3,134
Increase in investment in short term time deposits	—	(4)
Proceeds from sales of other real estate owned	210	271
Net loan (originations), (purchases) and principal repayments	(23,352)	10,396
Proceeds from sales of loans	—	9,725
Purchases of property and equipment	(313)	(230)

Net cash (used in) provided by investing activities	(28,684)	29,994

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010 (Concluded)

(Dollars in thousands)

	2011	2010
Cash flows from financing activities:
Net increase in deposits	$30,610	$26,265
Net change in short-term borrowings	(2,129)	(35,393)
Repayment of long-term debt	(11,823)	(17,862)
Net increase in escrow funds held for borrowers	295	166
Payments on capitalized lease obligations	(102)	(102)
Tax withheld on options exercised	(7)	—
Treasury stock purchases	(195)	(2,124)
Cash dividends paid	(1,200)	(1,090)

Net cash provided by (used in) financing activities	15,449	(30,140)

Decrease in cash and cash equivalents	(10,530)	(210)
Cash and cash equivalents at beginning of period	83,069	21,877

Cash and cash equivalents at end of period	$72,539	$21,667

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$5,111	$5,983
Income taxes – net	232	41
Non-cash items:
Transfer of loans to other real estate owned	165	677
Trade date accounting for securities purchased	(3,002)	—

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. (“United Financial”) and its wholly-owned subsidiary, United Bank (the “Bank”). UCB Securities, Inc. and UCB Securities, Inc. II are subsidiaries of the Bank and are engaged in buying, selling and holding investment securities. UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company”.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2011.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This ASU provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this ASU. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” should be provided beginning in the period of adoption of this ASU. The Company will adopt this ASU on July 1, 2011 and is currently evaluating the impact of adoption on its consolidated financial statements.

NOTE C – CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management believes that the following policies would be considered critical under the SEC’s definition:

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, prior loss experience, current economic conditions, trends in non-performing loans and delinquency rates, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. The allowance consists of a specific and a general component, as further described below.

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

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan classes: commercial and industrial, commercial real estate, construction, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary. Declines in the fair value of securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other than temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized: (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings. For all other impaired held to maturity or available for sale securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income, net of applicable taxes.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. In determining the valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Fair Valuation of Financial Instruments. The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Trading assets, securities available for sale, and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value, the notes to financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

NOTE D – EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the Bank’s employee stock ownership plan (the “ESOP”). Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method because there is no difference under the two-class method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended March 31,
	2011	2010
Net income	$2,429	$1,751

Weighted average common shares applicable to basic EPS	15,014,143	15,618,540
Effect of dilutive potential common shares (1) (2)	244,431	44,052

Weighted average common shares applicable to diluted EPS	15,258,574	15,662,592

Earnings per share:
Basic	$0.16	$0.11
Diluted	$0.16	$0.11

(1)	Options to purchase 308,615 and 339,109 shares for three months ended March 31, 2011 and 2010, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
(2)	Includes incremental shares related to dilutive stock options.

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
March 31, 2011:
Debt Securities:
Government-sponsored enterprises	$5,227	$8	$(238)	$4,997
Government-sponsored and government-guaranteed mortgage-backed securities	188,983	8,255	(286)	196,952
Private label mortgage-backed securities	2,747	95	(14)	2,828
Municipal bonds	7,760	184	(38)	7,906
Corporate bonds	1,451	484	(188)	1,747

Total	$206,168	$9,026	$(764)	$214,430

December 31, 2010:
Debt Securities:
Government-sponsored enterprises	$12,747	$36	$(281)	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	172,003	8,892	(129)	180,766
Private label mortgage-backed securities	3,076	110	(16)	3,170
Municipal bonds	7,760	105	(70)	7,795
Corporate bonds	1,450	357	(188)	1,619

Total	$197,036	$9,500	$(684)	$205,852

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
March 31, 2011:
Government-sponsored and government-guaranteed mortgage-backed securities	$98,158	$840	$(1,168)	$97,830
Private label mortgage-backed securities	247	—	(1)	246
Industrial revenue bonds	19,050	—	—	19,050
State of Israel bonds	150	—	—	150
Municipal bonds	7,574	74	(110)	7,538

Total	$125,179	$914	$(1,279)	$124,814

December 31, 2010:
Government-sponsored and government- guaranteed mortgage-backed securities	$105,312	$936	$(1,203)	$105,045
Private label mortgage-backed securities	388	1	—	389
Industrial revenue bonds	19,050	—	—	19,050
State of Israel bonds	150	—	—	150
Municipal bonds	7,575	65	(248)	7,392

Total	$132,475	$1,002	$(1,451)	$132,026

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2011 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$88	$88	$130	$132
Due from one year to five years	4,254	4,390	1,267	1,305
Due from five years to ten years	25,860	26,648	19,567	19,772
Due after ten years	175,966	183,304	104,215	103,605

	$206,168	$214,430	$125,179	$124,814

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists primarily of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises. The Company also owns $3.1 million of private label residential mortgage-backed securities as a result of its acquisition of CNB Financial Corp. (“CNB”) on November 30, 2009.

Gross unrealized losses and fair values at March 31, 2011 and December 31, 2010 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At March 31, 2011:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,762	$(238)	$—	$—	1	$4,762	$(238)
Government-sponsored and government-guaranteed mortgage-backed securities	29,484	(286)	—	—	10	29,484	(286)
Private label mortgage-backed securities	—	—	814	(14)	1	814	(14)
Municipal bonds	544	(14)	265	(24)	3	809	(38)
Corporate bonds	137	(188)	—	—	1	137	(188)

Total	$34,927	$(726)	$1,079	$(38)	16	$36,006	$(764)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$47,789	$(1,168)	$—	$—	13	$47,789	$(1,168)
Private label mortgage-backed securities	246	(1)	—	—	1	246	(1)
Municipal bonds	3,442	(110)	—	—	17	3,442	(110)

Total	$51,477	$(1,279)	$—	$—	31	$51,477	$(1,279)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2010:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,718	$(281)	$—	$—	1	$4,718	$(281)
Government-sponsored and government-guaranteed mortgage-backed securities	15,343	(129)	—	—	6	15,343	(129)
Private label mortgage-backed securities	—	—	907	(16)	1	907	(16)
Municipal bonds	2,713	(37)	256	(33)	9	2,969	(70)
Corporate bonds	137	(188)	—	—	1	137	(188)

Total	$22,911	$(635)	$1,163	$(49)	18	$24,074	$(684)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$51,839	$(1,203)	$—	$—	14	$51,839	$(1,203)
Municipal bonds	4,960	(248)	—	—	23	4,960	(248)

Total	$56,799	$(1,451)	$—	$—	37	$56,799	$(1,451)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent an other-than temporary impairment as of March 31, 2011. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE F – LOANS

The components of the loan portfolio were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Residential mortgages	$317,307	$295,721
Commercial mortgages	429,949	427,994
Construction	30,512	27,553
Home equity	135,625	138,290
Commercial and industrial	165,607	165,335
Automobile	10,059	11,051
Consumer	7,942	8,167

Total loans	1,097,001	1,074,111
Net deferred loan costs and fees	2,043	2,073
Allowance for loan losses	(10,468)	(9,987)

Loans, net	$1,088,576	$1,066,197

The Company has transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $45.5 million and $44.4 million, respectively.

A summary of the activity pertaining to the allowance for loan losses at March 31, 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	Total
At March 31, 2011:
Allowance for Credit Losses:
Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$9,987
Charge-offs	(325)	(112)	(28)	—	—	—	(465)
Recoveries	136	—	—	—	—	2	138
Provision	500	390	227	(119)	(146)	(44)	808

Ending balance	$3,112	$5,278	$867	$621	$477	$113	$10,468

Amount of allowance for loan losses for loans deemed to be impaired	$247	$—	$80	$—	$—	$—	$327

Amount of allowance for loan losses for loans not deemed to be impaired	$2,820	$4,988	$661	$621	$477	$113	$9,680

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$45	$290	$126	$—	$—	$—	$461

Financing Receivables:
Total loans	$165,607	$429,949	$30,512	$317,307	$135,625	$18,001	$1,097,001

Loans deemed to be impaired	$2,422	$1,944	$1,112	$336	$74	$101	$5,989

Loans not deemed to be impaired	$162,891	$426,053	$29,274	$316,971	$135,551	$17,900	$1,088,640

Loans acquired with deteriorated credit quality	$294	$1,952	$126	$—	$—	$—	$2,372

The following is a summary of past due and non-accrual loans at March 31, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At March 31, 2011:
Commercial:
Commercial and industrial	$342	$23	$2,716	$3,081	$162,526	$165,607	$—
Commercial real estate	2,160	806	3,633	6,599	423,350	429,949	—
Construction	536	—	366	902	29,610	30,512	—
Consumer:
Residential real estate	9,648	953	336	10,937	306,370	317,307	—
Home equity	349	116	74	539	135,086	135,625	—
Consumer	144	2	101	247	17,754	18,001	—

Total	$13,179	$1,900	$7,226	$22,305	$1,074,696	$1,097,001	$—

At December 31, 2010:
Commercial:
Commercial and industrial	$131	$122	$3,135	$3,388	$161,947	$165,335	$—
Commercial real estate	3,291	1,088	2,864	7,243	420,751	427,994	—
Construction	—	—	552	552	27,001	27,553	—
Consumer:
Residential real estate	7,657	1,001	1,036	9,694	286,027	295,721	—
Home equity	730	223	60	1,013	137,277	138,290	—
Consumer	145	8	55	208	19,010	19,218	—

Total	$11,954	$2,442	$7,702	$22,098	$1,052,013	$1,074,111	$—

The following is a summary of impaired loans at March 31, 2011 and December 31, 2010:

	At March 31, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$364	$364	$—	$112	$112	$—
Commercial real estate	2,271	2,271	—	6,246	6,246	—
Construction	872	872	—	1,282	1,282	—
Residential real estate	336	336	—	1,036	1,036	—
Home Equity	74	74	—	60	60	—
Consumer	101	101	—	55	55	—
With an allowance recorded:
Commercial and industrial	2,060	2,352	292	2,324	2,773	449
Commercial real estate	1,335	1,625	290	1,125	1,343	218
Construction	160	366	206	—	—	—
Residential real estate	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial portfolio segment	$7,062	$7,850	$788	$11,089	$11,756	$667
Consumer portfolio segment	511	511	—	1,151	1,151	—

Total impaired loans	$7,573	$8,361	$788	$12,240	$12,907	$667

Loans acquired from CNB Financial that are impaired at March 31, 2011, are included in the above table.

The following is a summary of information pertaining to impaired and non-accrual loans:

Three Months Ended March 31, 2011
Average investment in impaired loans	$8,550

Interest income recognized on impaired loans
Commercial:
Commercial and industrial	$4
Commercial real estate	92
Commercial and residential construction	9
Consumer:
Residential real estate	5
Home equity	—
Consumer	2

Total	$112

Interest income recognized on a cash basis on impaired loans
Commercial:
Commercial and industrial	$4
Commercial real estate	37
Commercial and residential construction	9
Consumer:
Residential real estate	5
Home equity	—
Consumer	2

Total	$57

The following is a summary of non-accrual loans, which includes impaired loans, at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Commercial:
Commercial and industrial	$2,716	$2,885
Commercial real estate	3,896	4,116
Commercial and residential construction	1,238	1,282

Consumer:
Residential real estate	336	1,036
Home equity	74	60
Consumer	101	55

Total	$8,361	$9,434

CREDIT QUALITY INFORMATION

The Company utilizes a nine grade risk rating system for commercial and industrial, commercial real estate and construction loans as follows:

Pass: Loans within these five categories are considered low to average risk.

Special Mention: Loans in this category portray one or more weaknesses that may be tolerated in the short run. Assets in this category are currently protected but are potentially weak and are being closely monitored by management.

Substandard: Loans in this category are considered inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Doubtful: Loans in this category have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, however, its classification as an estimated loss is deferred until a more exact determination of the extent of the loss is ascertained.

Loss: Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

The Company does not assign risk ratings to residential real estate, home equity and mobile home consumer loans unless they are contractually past due 90 days or more or where legal action has commenced against the borrower. All other consumer loans are charged off when they become contractually past due 120 days. Those loans not assigned a rating are considered “pass”.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third-party to review loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loan segment by internally assigned grades:

	At March 31, 2011			At December 31, 2010
	Commercial & Industrial	Commercial Real Estate	Construction	Commercial & Industrial	Commercial Real Estate	Construction
Commercial Portfolio:
Grade:
Pass	$144,790	$393,211	$23,147	$141,101	$391,336	$18,315
Special Mention	8,756	11,946	1,193	11,503	13,447	2,678
Substandard	11,969	24,792	6,172	12,419	23,211	6,560
Doubtful	92	—	—	312	—	—

Total	$165,607	$429,949	$30,512	$165,335	$427,994	$27,553

	Residential	Home Equity	Consumer	Residential	Home Equity	Consumer
Consumer Portfolio:
Grade:
Pass	$314,856	$135,384	$17,856	$293,999	$138,093	$19,155
Special Mention	57	—	—	59	—	—
Substandard	2,394	241	145	1,663	197	63
Doubtful	—	—	—	—	—	—

Total	$317,307	$135,625	$18,001	$295,721	$138,290	$19,218

The following is a summary of acquired loan information for CNB Financial as of March 31, 2011:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)		Non- Accretable Difference	Accretable Yield		Loans Receivable
Balance at acquisition date of November 30, 2009	$5,178	$3,079		$2,099	$13		$3,066
Recognition of additional non-accretable yield	—	(250	)(2)	250	—		—

Balance as of December 31, 2009	5,178	2,829		2,349	13		2,816
2010 Collections	(3,645)	(2,264)		(1,381)	(13)		(2,251)
Transfer to OREO	(393)	(393	)(3)	—	—		(393)
Accretable yield recognized in earnings	—	—		—	(348	)(4)	—

Balance as of December 31, 2010	1,140	172		968	—		172
2011 Collections	(37)	(37)		—	—		(37)
Impairment	—	(135	)(5)	—	—		(135)

Balance as of March 31, 2011	$1,103	$—		$968	$—		$—

(1)	The Company has not factored any prepayments into the expected cash flows.
(2)	During the third quarter of 2010, the Company increased its non-accretable difference, with a corresponding increase to goodwill, by $250,000, based upon information obtained in the third quarter about conditions existing at the acquisition date.
(3)	The reduction in the carrying amount and the cash expected to be collected was due to one loan that was foreclosed upon and tranfered to OREO. Prior to acquisition of CNB, a portion of this loan was charged off in order to adjust the loan to its fair value; therefore, there was no non-accretable difference recorded against this loan on the aquisition date.
(4)	The transfer from non-accretable yield was due to repayment received in excess of cash expected to be collected, net of selling costs.
(5)	Amount represents a full reserve against the remaining net book value of the loan due to uncollectibility.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from non-accretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from non-accretable differences.

Acquired loans that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the acquired loans pool at its carrying value, as well as the related allowance for loan losses, and is classified as a troubled debt restructure. At March 31, 2011, the Company had one acquired loan that was a troubled debt restructure.

NOTE G – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010

Unused lines of credit	$236,631	$233,403
Amounts due mortgagors	22,998	26,500
Standby letters of credit	4,402	4,382
Commitments to originate loans	14,630	27,068

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of March 31, 2011, the Company has contributed $500,000 to the fund.

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At March 31, 2011, the Company has invested $3.1 million in the fund, which is included in other assets on the consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits from net operating losses for a period of eight years or until the minimum investment return has been met.

NOTE H – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2011 and December 31, 2010:

	March 31, 2010	December 31, 2010

Demand	$181,208	$175,996
NOW	42,117	40,922
Savings	227,069	203,165
Money market	273,536	260,573
Certificates of deposit	449,981	462,645

	$1,173,911	$1,143,301

NOTE I – CONTINGENCIES

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. The Bank believes these claims are without merit and is vigorously defending the litigation. The parties are scheduled to go to trial in the third quarter of 2011. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

In addition, the Company is a defendant in other claims and legal action arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE J – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At March 31, 2011
Securities available for sale:
Government-sponsored enterprises	$—	$4,997	$—	$4,997
Government-sponsored and government-guaranteed mortgage-backed securities	—	196,952	—	196,952
Private label mortgage-backed securities	—	2,828	—	2,828
Municipal bonds	—	7,906	—	7,906
Corporate bonds	—	—	1,747	1,747

Total	$—	$212,683	$1,747	$214,430

At December 31, 2010
Securities available for sale
Government-sponsored enterprises	$—	$12,502	$—	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	—	180,766	—	180,766
Private label mortgage-backed securities	—	3,170	—	3,170
Municipal bonds	—	7,795	—	7,795
Corporate bonds	—	—	1,619	1,619

Total	$—	$204,233	$1,619	$205,852

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2011 or December 31, 2010.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2011.

Balance at December 31, 2010	$1,619
Total realized/unrealized losses included in net income	—
Change in unrealized gain	128
Purchases	—
Sales	—
Issuances	—
Settlements	—
Transfers	—

Balance at March 31, 2011	$1,747

There were no transfers in or out of levels 1 and 2.

The Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three months ended March 31, 2011.

				Three Months Ended March 31, 2011
	At March 31, 2011			Total
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Loans	$—	$4,343	$—	$(140)

Total assets	$—	$4,343	$—	$(140)

				Three Months Ended March 31, 2010
	At March 31, 2010			Total
	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Loans	$—	$16,460	$—	$(607)
Other real estate owned	—	1,976	—	—
Other assets	—	—	545	(145)

Total assets	$—	$18,436	$545	$(752)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is private company stock which is carried at cost. Management determined that several impairment indicators existed and that the investment was impaired at March 31, 2010. In its evaluation, management considered the investee’s earnings performance, credit rating, asset quality, regulatory, economic, or technological environment operating environment, and the investee’s ability to continue as a going concern. The cost basis of the individual security was written down to fair value as a new cost basis and the amount of the write-down was accounted for as a realized loss and was included in earnings. As a result, management recorded an impairment charge of $145,000 in the first quarter of 2010. There were no additional indicators of impairment in the first quarter of 2011.

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

Short-term Borrowings. For short-term borrowings maturing within one year, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term Debt. The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

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

Off-Balance Sheet Instruments. The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note G, the fair value equals the carrying amounts which are not significant.

Summary of Fair Values of Financial Instruments. The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At March 31, 2011		At December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$72,539	$72,539	$83,069	$83,069
Securities available for sale	214,430	214,430	205,852	205,852
Securities held to maturity	125,179	124,814	132,475	132,026
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,088,576	1,108,796	1,066,197	1,091,165

Financial Liabilities:
Deposits (with no stated maturity)	723,930	723,930	680,656	680,656
Time deposits	449,981	457,703	462,645	469,717
Federal Home Loan Bank of Boston advances	141,461	146,085	153,307	155,945
Repurchase agreements	38,900	37,645	41,029	40,403
Subordinated debentures	5,471	5,471	5,448	5,448

NOTE K – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at March 31, 2011 and 2010. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended March 31,
	2011		2010
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$84	$23	$80	$17
Interest cost	46	14	44	11

Total pension cost	130	37	124	28
Prior service cost amortization	35	9	29	9
Net loss amortization	—	3	—	—

Net periodic benefit cost	$165	$49	$153	$37

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates, changes in size, composition or risks in the loan portfolio, loan or deposit demand, changes in asset quality, including levels of delinquent, classified and charged-off loans, legislative, accounting or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets increased $14.8 million, or 0.9%, to $1.60 billion at March 31, 2011 from $1.58 billion at December 31, 2010 reflecting loan growth partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Net loans increased $22.4 million, or 2.1%, to $1.09 billion at March 31, 2011 from $1.07 billion at December 31, 2010 primarily due to increased residential mortgage origination activity. Residential mortgages increased $21.6 million, or 7.3%, to $317.3 million at March 31, 2011 from $295.7 million at December 31, 2010 due to increased originations of 10- and 15-year loans as a result of promotional efforts and continued lower market interest rates. Securities available for sale increased $8.6 million, or 4.2%, to $214.4 million at March 31, 2011 due to purchases of fixed-rate mortgage-backed securities totaling $31.2 million, partially offset by calls and repayments of government-sponsored agency debt and mortgage-backed securities of $21.8 million. Interest-bearing deposits decreased $15.7 million, or 21.5%, reflecting the use of excess cash to paydown maturing FHLB advances. Securities held to maturity decreased $7.3 million, or 5.5%, as a result of repayments.

Total deposits increased $30.6 million, or 2.7%, to $1.17 billion at March 31, 2011 compared to $1.14 billion at December 31, 2010 primarily due to growth in core deposits accounts of $43.3 million, or 6.4%, to $723.9 million at March 31, 2011 from $680.7 million at December 31, 2010. The strong growth in core deposit account balances was driven by the success of sales and marketing initiatives in our new Worcester market, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $12.7 million, or 2.7%, to $450.0 million at March 31, 2011 compared to $462.6 million at December 31, 2010. Long-term debt decreased $11.8 million, or 6.8%, to $161.5 million at March 31, 2011 compared to $173.3 million at December 31, 2010 mainly due to the use of excess cash balances to pay down FHLB advances. At March 31, 2011, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity increased $1.5 million, or 0.7%, to $224.1 million at March 31, 2011 from $222.6 million at December 31, 2010 as a result of net income of $2.4 million, stock-based compensation totaling $526,000 and employee stock ownership plan (“ESOP”) compensation of $269,000 for the three months ended March 31, 2011. These increases were partially offset by a cash dividend payment amounting to $1.2 million, a decrease of $346,000 in other comprehensive income and repurchases of common stock totaling $195,000.

Credit Quality

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-accrual loans totaled $8.4 million, or 0.76% of total loans, at March 31, 2011 compared to $9.4 million, or 0.88% of total loans, at December 31, 2010. The non-accrual loan total for March 31, 2011 includes an $860,000 commercial real estate loan which was impaired at March 31, 2011 and was restructured during the second quarter of 2010 as well as a $263,000 commercial real estate loan which was impaired at March 31, 2011 and was restructured during the first quarter of 2011. The non-accrual loan total for March 31, 2011 also includes an $872,000 commercial construction loan which was impaired at March 31, 2011 and was restructured during the fourth quarter of 2010. The total amount of classified loans at March 31, 2011 totaled $67.8 million and includes sixteen relationships which represent 58% of the total. Construction loans for one- to four-family home or condominium development represent 12% of total classified assets, a slight decrease from 13% at December 31, 2010. Of the $1.5 million in other real estate owned, $940,000 is under a sales contract with a closing expected in the second quarter of 2011. See also “Note F – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the credit quality.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

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

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, gain (loss) on sale of loans and securities, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, data processing, occupancy, marketing, professional fees, FDIC insurance assessments and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income. Net income was $2.4 million, or $0.16 per diluted share, for the first quarter of 2011 compared to net income of $1.8 million, or $0.11 per diluted share, for the same period in 2010. Excluding expenses totaling $979,000 ($808,000 net of tax benefit) related to the acquisition of Commonwealth National Bank, net income would have been $2.6 million, or $0.16 per diluted share, for the first quarter of 2010.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$313,619	$3,927	5.01%	$341,337	$4,632	5.43%
Commercial real estate	455,123	6,765	5.95%	455,852	7,069	6.20%
Home equity	137,805	1,307	3.79%	138,530	1,443	4.17%
Commercial and industrial	165,028	2,221	5.38%	152,627	1,977	5.18%
Consumer and other	19,221	267	5.56%	23,983	336	5.60%

Total loans(2)	1,090,796	14,487	5.31%	1,112,329	15,457	5.56%
Investment securities	341,804	3,191	3.73%	302,916	3,292	4.35%
Other interest-earning assets	61,346	40	0.26%	19,011	8	0.17%

Total interest-earning assets	1,493,946	17,718	4.74%	1,434,256	18,757	5.23%
Noninterest-earning assets(3)	85,102			94,953

Total assets	$1,579,048			$1,529,209

Interest-bearing liabilities:
Savings accounts	$211,758	406	0.77%	$170,489	397	0.93%
Money market accounts	262,220	494	0.75%	206,325	449	0.87%
NOW accounts	39,589	43	0.43%	38,650	50	0.52%
Certificates of deposit	456,692	2,354	2.06%	467,551	2,479	2.12%

Total interest-bearing deposits	970,259	3,297	1.36%	883,015	3,375	1.53%
FHLB advances	147,880	1,303	3.52%	202,644	1,552	3.06%
Other interest-bearing liabilities	52,152	327	2.51%	53,981	334	2.47%

Total interest-bearing liabilities	1,170,291	4,927	1.68%	1,139,640	5,261	1.85%
Demand deposits	175,037			155,358
Other noninterest-bearing liabilities	10,653			9,425

Total liabilities	1,355,981			1,304,423
Stockholders’ equity	223,067			224,786

Total liabilities and stockholders’ equity	$1,579,048			$1,529,209

Net interest income		$12,791			$13,496

Interest rate spread(4)			3.06%			3.39%
Net interest-earning assets(5)	$323,655			$294,616

Net interest margin(6)			3.42%			3.76%
Average interest-earning assets to average interest-bearing liabilities			127.66%			125.85%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(361)	$(344)	$(705)
Commercial real estate	(11)	(293)	(304)
Home equity	(8)	(128)	(136)
Commercial and industrial	165	79	244
Consumer and other	(66)	(3)	(69)

Total loans	(281)	(689)	(970)
Investment securities	394	(495)	(101)
Other interest-earning assets	26	6	32

Total interest-earning assets	139	(1,178)	(1,039)

Interest-bearing liabilities:
Savings accounts	86	(77)	9
Money market accounts	111	(66)	45
NOW accounts	1	(8)	(7)
Certificates of deposit	(57)	(68)	(125)

Total interest-bearing deposits	141	(219)	(78)
FHLB advances	(459)	210	(249)
Other interest-bearing liabilities	(11)	4	(7)

Total interest-bearing liabilities	(329)	(5)	(334)

Change in net interest income	$468	$(1,173)	$(705)

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $705,000, or 5.2%, to $12.8 million for the first quarter of 2011 from $13.5 million for the same period in 2010 as a result of net interest margin compression, partially offset by an increase in average interest earning assets. The net interest margin decreased 34 basis points to 3.42% for the three months ended March 31, 2011 from 3.76% for the same period in 2010 due to a decrease of $330,000 in amortization of certain acquisition accounting adjustments to $402,000 for the first quarter of 2011 from $732,000 for the same period in 2010, the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment and an increase in funds held in lower-yielding cash equivalents. These items were partially offset by lower funding costs. Total average interest-earning assets increased $59.7 million, or 4.2%, to $1.49 billion for the three months ended March 31, 2011, mainly due to growth in investment securities and excess cash balances held at the Federal Reserve Bank.

Interest Income. Interest income decreased $1.0 million, or 5.5%, to $17.7 million for the three months ended March 31, 2011 from $18.8 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 49 basis points to 4.74% for the first quarter of 2011 in connection with the lower interest rate environment and a reduction of $57,000 in the accretion of certain loan fair value accounting adjustments to $245,000 in the first quarter of 2011 from $302,000 for the same period in 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets. Total average interest-earning assets increased $59.7 million, or 4.2%, to $1.49 billion for the three months ended March 31, 2011, mainly due to growth in investment securities and excess cash balances held at the Federal Reserve Bank.

Interest Expense. Interest expense decreased $334,000, or 6.3%, to $4.9 million for the three months ended March 31, 2011 from $5.3 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 17 basis points to 1.68% for the three months ended March 31, 2011 reflecting the repricing of savings, money market, NOW accounts and certificate of deposit balances in response to the lower interest rate environment, partially offset by a $273,000 reduction in interest expense associated with the amortization of certain fair value deposits and borrowings accounting adjustments to $157,000 in the first quarter of 2011 from $430,000 for the same period in 2010. Average interest-bearing liabilities increased $30.7 million, or 2.7%, to $1.17 billion for the three months ended March 31, 2011 from $1.14 billion for the prior year period reflecting growth in interest-bearing deposits attributable to attractive products, competitive pricing and excellent customer service.

Provision for Loan Losses. The provision for loan losses increased $75,000, or 10.2%, to $808,000 for the three months ended March 31, 2011 compared to $733,000 for the same period in 2010. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $10.5 million, or 0.95% of loans outstanding at March 31, 2011. Excluding the impact of loans acquired from CNB Financial Corp. and other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.17%.

Non-interest Income. Non-interest income increased $112,000, or 5.5%, to $2.1 million for the three months ended March 31, 2011, reflecting growth of $102,000, or 73.9%, in wealth management income as a result of increases in commissions from annuity sales and fees from assets under management. The results were also impacted by lower gains from sales of loans of $23,000 for the first quarter of 2011 from $88,000 for the same period in 2010, a decrease of $79,000, or 5.8% in fee income on depositors’ accounts and an other-than-temporary impairment charge on an equity security of $145,000 for the first quarter of 2010.

Non-interest Expense. Non-interest expense decreased $1.1 million, or 9.0%, to $10.9 million for the first quarter of 2011 from $12.0 million in the same period last year. Excluding acquisition-related expenses totaling $979,000 in the first quarter of 2010, non-interest expense would have decreased $99,000, or 0.9%. Marketing expenses decreased $113,000, or 20.2%, reflecting the cost of promotional activities in 2010 to support the Company’s entry into the Worcester market. FDIC premium expense decreased $85,000, or 20.5%, driven by a one-time adjustment in the first quarter of 2010 related to the CNB acquisition. Occupancy expenses decreased $83,000, or 9.0%, mainly due to the closing of the Company’s Worcester operations center in 2010. Data processing expenses decreased $79,000, or 7.4%, largely attributable to one-time software setup expenses incurred during the first quarter of 2010. Other expenses decreased $50,000, or 3.4%, reflecting lower costs to operate the Worcester franchise as a result of integration efforts during the first quarter of 2010 and a one-time depreciation expense adjustment related to the CNB fixed assets conversion in 2010, partially offset by an operating loss from an investment in a low income housing tax credit fund. These favorable variances were partially offset by increases in salaries and benefits and professional services. Salaries and benefits expense increased $191,000, or 3.1%, mainly reflecting annual wage adjustments and new employees hired to support and facilitate the growth of the Company. Professional services expenses increased $120,000, or 22.2%, in connection with expanded consulting and legal costs primarily driven by the timing of loan review and annual meeting activities.

Income Tax Expense. Income tax expense decreased $268,000, or 26.0%, to $763,000 for the first quarter of 2011 from $1.0 million in the same period last year primarily due to a lower effective tax rate. The effective tax rate decreased from 37.1% in the first quarter of 2010 to 23.9% for the first quarter of 2011 largely as a result of tax credits from an investment in a low income housing tax credit fund and an increase in tax exempt municipal investment income in 2011.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at March 31, 2011 and December 31, 2010.

Net Interest Income At-Risk
Change in Interest Rates	Estimated Increase (Decrease) in NII	Estimated Increase (Decrease) in NII
(Basis Points)	(March 31, 2011)	(December 31, 2010)
-100	(1.7)%	(1.1)%
Stable	0.0%	0.0%
+200	0.3%	0.5%

The preceding income simulation analysis is for the Bank and its subsidiaries only and does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, market conditions, prepayment/refinancing levels, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables and other factors may vary significantly from assumptions used.

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

The tables below set forth, at the dates indicated, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for the Bank and its subsidiary only and does not include any yield curve changes in the assets of United Financial.

	March 31, 2011
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		NPV			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
		(Dollars in thousands)
+300	$154,977	$(65,654)	(30)%	10.48%	(326)
+200	180,031	(40,600)	(18)	11.83	(191)
+100	203,383	(17,248)	(8)	12.99	(75)
0	220,631			13.74
-100	237,961	17,330	8	14.51	78

	December 31, 2010
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

The tables above indicate that at March 31, 2011 and December 31, 2010, in the event of a 300 basis point increase in interest rates, we would experience a 30% and 31%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at March 31, 2011 and December 31, 2010, we would experience a 8% increase in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At March 31, 2011, our liquidity ratio was 23.55%, compared to 22.15% at December 31, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $72.5 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $214.4 million and $125.2 million, respectively, at March 31, 2011. In addition, at March 31, 2011, we had the ability to borrow a total of approximately $376.3 million from the FHLBB. On that date, we had $139.6 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2011, we had $14.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $236.6 million in unused lines of credit to borrowers, $4.4 million in standby letters of credit and $23.0 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of March 31, 2011 totaled $273.1 million, or 18.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2011, we originated $72.4 million of loans and purchased $31.2 million of securities. In the comparable 2010 period, we originated $39.3 million of loans and purchased $11.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $30.6 million and $26.3 million for the three months ended March 31, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $11.8 million and $48.0 million during the three months ended March 31, 2011 and 2010, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down FHLBB advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $2.0 million at March 31, 2011 and at December 31, 2010, was approximately $234.7 million at March 31, 2011 and $219.9 million at December 31, 2010. At March 31, 2011 and December 31, 2010, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $66.6 million at March 31, 2011.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. United Financial also repurchases shares of its common stock. At March 31, 2011, United Financial had liquid assets of $16.5 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$273,141	$129,064	$47,692	$—	$449,897
Federal Home Loan Bank advances	40,086	54,008	22,245	23,245	139,584
Repurchase agreements	18,900	—	—	20,000	38,900
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	4,402	—	—	—	4,402
Operating leases	1,043	1,928	1,827	4,033	8,831
Capitalized leases	406	812	813	6,255	8,286
Future benefits to be paid under retirement plans	25	3,432	233	5,628	9,318

Total	$338,003	$189,244	$72,810	$66,893	$666,950

Commitments:
Commitments to extend credit	$278,661	$—	$—	$—	$278,661
Commitment to invest in venture capital fund	500	—	—	—	500
Commitment to invest in low income tax credit fund	5,164	1,022	—	—	6,186

Total	$284,325	$1,022	$—	$—	$285,347

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of March 31, 2011:
Total risk-based capital	16.47%	8.00%	10.00%
Tier 1 risk-based capital	15.58%	4.00%	6.00%
Tier 1 (core) capital	11.63%	4.00%	5.00%
Tangible equity	11.63%	1.50%	N/A

As of December 31, 2010:
Total risk-based capital	16.34%	8.00%	10.00%
Tier 1 risk-based capital	15.49%	4.00%	6.00%
Tier 1 (core) capital	11.53%	4.00%	5.00%
Tangible equity	11.53%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. The Bank believes these claims are without merit and is vigorously defending the litigation. The parties are scheduled to go to trial in the third quarter of 2011. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

In addition, the Company is a defendant in other claims and legal action arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results, should be carefully considered. At March 31, 2011, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended March 31, 2011.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2011.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs (1)
January 1 - 31, 2011	13,896	$14.05	13,896	742,506
February 1 - 28, 2011	—	—	—	742,506
March 1 - 31, 2011	—	—	—	742,506

Total	13,896	$14.05	13,896

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 5, 2011	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: May 5, 2011	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer