Form 10-Q
period 2011-06-30
United Financial Bancorp, Inc.
filed 2011-08-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Common stock, $0.01 par value

16,104,615 shares outstanding as of August 2, 2011

United Financial Bancorp, Inc.

PART I.            FINANCIAL INFORMATION

ITEM 1.            Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Cash and due from banks	$17,804	$10,157
Interest-bearing deposits	21,648	72,912

Total cash and cash equivalents	39,452	83,069

Securities available for sale, at fair value	240,897	205,852
Securities held to maturity, at amortized cost (fair value of $122,058 at June 30, 2011 and $132,026 at December 31, 2010)	120,853	132,475
Loans held for sale	342	-
Loans, net of allowance for loan losses of $10,640 at June 30, 2011 and $9,987 at December 31, 2010	1,094,718	1,066,197
Other real estate owned	2,858	1,536
Accrued interest receivable	5,034	4,905
Deferred tax asset, net	11,675	11,029
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Banking premises and equipment, net	16,257	15,565
Bank-owned life insurance	39,832	29,180
Goodwill	8,192	8,192
Other assets	14,178	11,512

TOTAL ASSETS	$1,609,653	$1,584,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$993,345	$967,305
Non-interest-bearing	195,925	175,996

Total deposits	1,189,270	1,143,301
Short-term borrowings	16,702	21,029
Long-term debt	154,773	173,307
Subordinated debentures	5,494	5,448
Escrow funds held for borrowers	1,893	1,899
Due to broker	-	3,002
Capitalized lease obligations	4,943	5,011
Accrued expenses and other liabilities	8,813	9,304

Total liabilities	1,381,888	1,362,301

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued at June 30, 2011 and December 31, 2010	187	187
Paid-in capital	181,654	180,322
Retained earnings	85,618	82,899
Unearned compensation	(10,405)	(10,750)
Treasury stock, at cost (2,607,458 shares at June 30, 2011 and 2,597,827 shares at December 31, 2010)	(35,128)	(34,940)
Accumulated other comprehensive income, net of taxes	5,839	4,858

Total stockholders’ equity	227,765	222,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,609,653	$1,584,877

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans	$14,703	$15,404	$29,190	$30,861
Investments	3,387	3,122	6,578	6,414
Other interest-earning assets	38	10	78	18

Total interest and dividend income	18,128	18,536	35,846	37,293

Interest expense:
Deposits	3,194	3,507	6,491	6,882
Short-term borrowings	30	49	67	154
Long-term debt	1,522	1,693	3,115	3,474

Total interest expense	4,746	5,249	9,673	10,510

Net interest income before provision for loan losses	13,382	13,287	26,173	26,783

Provision for loan losses	673	450	1,481	1,183

Net interest income after provision for loan losses	12,709	12,837	24,692	25,600

Non-interest income:
Fee income on depositors’ accounts	1,373	1,340	2,665	2,711
Net gain on sale of loans	50	109	73	197
Net gain on sale of securities	-	-	1	-
Impairment charge on security	(59)	-	(59)	(145)
Wealth management income	214	167	454	305
Income from bank-owned life insurance	393	340	724	686
Other income	240	263	502	502

Total non-interest income	2,211	2,219	4,360	4,256

Non-interest expense:
Salaries and benefits	6,414	5,968	12,683	12,046
Occupancy expenses	805	800	1,649	1,727
Marketing expenses	635	622	1,082	1,182
Data processing expenses	984	959	1,972	2,026
Professional fees	407	358	1,068	899
Merger related expenses	-	169	-	1,148
FDIC insurance assessments	244	325	574	740
Other expenses	1,914	1,430	3,315	2,881

Total non-interest expense	11,403	10,631	22,343	22,649

Income before income taxes	3,517	4,425	6,709	7,207

Income tax expense	827	1,492	1,590	2,523

Net income	$2,690	$2,933	$5,119	$4,684

Earnings per share:
Basic	$0.18	$0.19	$0.34	$0.30
Diluted	$0.18	$0.19	$0.33	$0.30

Weighted average shares outstanding:
Basic	15,028,468	15,440,400	15,022,249	15,528,928
Diluted	15,309,156	15,517,810	15,285,246	15,589,973

Dividends paid per share	$0.08	$0.07	$0.16	$0.14

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total
Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246
Net income	-	-	-	4,684	-	-	-	4,684
Other comprehensive income	-	-	-	-	-	-	1,417	1,417
Prior service costs on pension and other post retirement benefit plans	-	-	-	-	-	-	(279)	(279)

Total comprehensive income								5,822

Cash dividends paid ($0.14 per share)	-	-	-	(2,178)	-	-	-	(2,178)
Treasury stock purchases	(538,645)	-	-	-	-	(7,274)	-	(7,274)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(14,029)	-	-	-	-	(202)	-	(202)
Tax benefit from Management Retention Plan vesting	-	-	63	-	-	-	-	63
Reissuance of treasury shares in connection with restricted stock grants	72,702	-	(944)	-	-	944	-	-
Stock-based compensation	-	-	1,179	-	-	-	-	1,179
ESOP shares committed to be released	-	-	101	-	345	-	-	446

Balances at June 30, 2010	16,358,626	$187	$179,065	$79,962	$(11,096)	$(31,512)	$6,496	$223,102

Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Net income	-	-	-	5,119	-	-	-	5,119
Other comprehensive income	-	-	-	-	-	-	981	981

Total comprehensive income								6,100

Cash dividends paid ($0.16 per share)	-	-	-	(2,400)	-	-	-	(2,400)
Treasury stock purchases	(13,896)	-	-	-	-	(195)	-	(195)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(11,336)	-	-	-	-	(170)	-	(170)
Management Retention Plan 2008 forfeit	(10,910)	-	181	-	-	(181)	-	-
Tax benefit from Management Retention Plan vesting	-	-	50	-	-	-	-	50
Tax withheld on options exercised	-	-	(22)	-	-	-	-	(22)
Reissuance of treasury shares in connection with restricted stock grants	9,997	-	(158)	-	-	158	-	-
Reissuance of treasury shares in connection with stock options exercised	16,514	-	-	-	-	200	-	200
Stock-based compensation	-	-	1,069	-	-	-	-	1,069
ESOP shares committed to be released	-	-	212	-	345	-	-	557

Balances at June 30, 2011	16,099,475	$187	$181,654	$85,618	$(10,405)	$(35,128)	$5,839	$227,765

The components of other comprehensive income and related tax effects are as follows:

	Six Months Ended June 30,
	2011	2010
Change in unrealized holding gains on available-for-sale securities	$1,628	$2,158
Reclassification adjustment for (gains) losses realized in income	(1)	145

Net change in unrealized gains	1,627	2,303
Tax effect	(646)	(886)

	981	1,417

Pension liability for retirement plans	-	(332)
Pension liability adjustment	-	(44)

Net change in pension liability	-	(376)
Tax effect	-	97

	-	(279)

Other comprehensive income	$981	$1,138

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$5,119	$4,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,481	1,183
ESOP expense	557	446
Stock-based compensation	1,069	1,179
Excess tax benefits on stock compensation plan	(50)	(63)
Amortization of premiums and discounts	697	546
Depreciation and amortization	494	701
Amortization of intangible assets	50	55
Net loss (gain) on sale of other real estate owned	21	(121)
Impairment charges on securities	59	145
Net gain on sale of securities	(1)	-
Originations of loans held for sale	(342)	(725)
Loans originated for sale and sold	(4,174)	(4,584)
Proceeds from sales of loans held for sale	4,247	4,693
Net gain on sale of loans	(73)	(197)
Prepaid tax provision	(646)	(474)
Net increase in cash surrender value of bank-owned life insurance	(724)	(50)
(Increase) decrease in accrued interest receivable	(129)	68
Increase in other assets	(3,421)	(3,218)
Decrease in accrued expenses and other liabilities	(312)	(186)

Net cash provided by operating activities	3,922	4,082

Cash flows from investing activities:
Purchases of securities available for sale	(69,491)	(20,629)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	32,897	39,883
Purchases of securities held to maturity	-	(18,282)
Proceeds from maturities, calls and principal repayments of securities held to maturity	11,100	6,914
Decrease in investment in short term time deposits	-	1,096
Proceeds from sales of other real estate owned	732	866
Net loan (originations), (purchases) and principal repayments	(32,077)	16,451
Proceeds from sales of loans	-	9,725
Purchases of property and equipment	(1,180)	(400)
Purchases of bank-owned life insurance	(9,928)	-

Net cash (used in) provided by investing activities	(67,947)	35,624

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010 (Concluded)

(Dollars in thousands)

	2011	2010
Cash flows from financing activities:
Net increase in deposits	$45,969	$68,769
Net change in short-term borrowings	(4,327)	(41,958)
Repayment of long-term debt	(18,488)	(20,432)
Net decrease in escrow funds held for borrowers	(6)	(290)
Payments on capitalized lease obligations	(203)	(203)
Excess tax benefits on stock compensation plan	50	63
Tax withheld on options exercised	(22)	-
Reissuance of treasury shares in connection with restricted stock warrants	200	-
Treasury stock purchases	(365)	(7,476)
Cash dividends paid	(2,400)	(2,178)

Net cash provided by (used in) financing activities	20,408	(3,705)

(Decrease) increase in cash and cash equivalents	(43,617)	36,001
Cash and cash equivalents at beginning of period	83,069	21,877

Cash and cash equivalents at end of period	$39,452	$57,878

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$10,048	$11,579
Income taxes – net	4,628	3,766
Non-cash items:
Transfer of loans to other real estate owned	2,075	1,161
Trade date accounting for treasury stock purchases	-	168
Trade date accounting for securities purchased	(3,002)	-

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2011.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This ASU provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this ASU. This ASU was adopted in the second quarter of 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, prior loss experience, current economic conditions, trends in non-performing, classified and impaired loans, and delinquency rates, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. The allowance consists of a specific and a general component, as further described below.

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

The Company periodically may agree to modify the contractual terms of loans. A loan is classified as a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date or a partial forgiveness of debt. A TDR loan is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are initially classified as impaired.

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

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary. Declines in the fair value of securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other than temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized: (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings. For all other impaired available for sale securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

NOTE D – EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed by dividing net income by weighted average shares outstanding before any dilution and excluding the weighted average number of unallocated shares held by the Bank’s employee stock ownership plan (the “ESOP”). Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,690	$2,933	$5,119	$4,684

Weighted average common shares applicable to basic EPS	15,028,468	15,440,400	15,022,249	15,528,928
Effect of dilutive potential common shares (1) (2)	280,688	77,410	262,997	61,045

Weighted average common shares applicable to diluted EPS	15,309,156	15,517,810	15,285,246	15,589,973

Earnings per share:
Basic	$0.18	$0.19	$0.34	$0.30
Diluted	$0.18	$0.19	$0.33	$0.30

(1)	Options to purchase 245,589 and 357,609 shares for three months ended June 30, 2011 and 2010, respectively, and 240,037 and 357,609 shares for six months ended June 30, 2011 and 2010, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

(2)	Includes incremental shares related to dilutive stock options.

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized		Fair Value
	Cost	Gains	Losses
Securities Available for Sale
June 30, 2011:
Debt Securities:
Government-sponsored enterprises	$5,212	$8	$(63)	$5,157
Government-sponsored and government- guaranteed mortgage-backed securities	213,502	9,703	(56)	223,149
Private label mortgage-backed securities	2,528	88	(13)	2,603
Municipal bonds	7,760	367	(12)	8,115
Corporate bonds	1,452	482	(61)	1,873

Total	$230,454	$10,648	$(205)	$240,897

December 31, 2010:
Debt Securities:
Government-sponsored enterprises	$12,747	$36	$(281)	$12,502
Government-sponsored and government- guaranteed mortgage-backed securities	172,003	8,892	(129)	180,766
Private label mortgage-backed securities	3,076	110	(16)	3,170
Municipal bonds	7,760	105	(70)	7,795
Corporate bonds	1,450	357	(188)	1,619

Total	$197,036	$9,500	$(684)	$205,852

	Amortized	Unrealized		Fair Value
	Cost	Gains	Losses
Securities Held to Maturity
June 30, 2011:
Government-sponsored and government- guaranteed mortgage-backed securities	$93,849	$1,466	$(404)	$94,911
Private label mortgage-backed securities	234	4	-	238
Industrial revenue bonds	19,050	-	-	19,050
State of Israel bonds	150	-	-	150
Municipal bonds	7,570	152	(13)	7,709

Total	$120,853	$1,622	$(417)	$122,058

December 31, 2010:
Government-sponsored and government- guaranteed mortgage-backed securities	$105,312	$936	$(1,203)	$105,045
Private label mortgage-backed securities	388	1	-	389
Industrial revenue bonds	19,050	-	-	19,050
State of Israel bonds	150	-	-	150
Municipal bonds	7,575	65	(248)	7,392

Total	$132,475	$1,002	$(1,451)	$132,026

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2011 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$3,523	$3,618	$1,326	$1,334
Due from one year to five years	106,612	113,845	50,328	51,311
Due from five years to ten years	102,323	104,196	47,718	47,905
Due after ten years	17,996	19,238	21,481	21,508

	$230,454	$240,897	$120,853	$122,058

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists primarily of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises. The Company also owns $2.8 million of private label residential mortgage-backed securities as a result of its acquisition of CNB Financial Corp. (“CNB”) on November 30, 2009.

Gross unrealized losses and fair values at June 30, 2011 and December 31, 2010 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At June 30, 2011:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,937	$(63)	$-	$-	1	$4,937	$(63)
Government-sponsored and government-guaranteed mortgage- backed securities	13,710	(56)	-	-	5	13,710	(56)
Private label mortgage-backed securities	-	-	734	(13)	1	734	(13)
Municipal bonds	-	-	278	(12)	1	278	(12)
Corporate bonds	266	(61)	-	-	1	266	(61)

Total	$18,913	$(180)	$1,012	$(25)	9	$19,925	$(205)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage- backed securities	$40,265	$(404)	$-	$-	11	$40,265	$(404)
Municipal bonds	1,180	(13)	-	-	4	1,180	(13)

Total	$41,445	$(417)	$-	$-	15	$41,445	$(417)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2010:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,718	$(281)	$-	$-	1	$4,718	$(281)
Government-sponsored and government-guaranteed mortgage- backed securities	15,343	(129)	-	-	6	15,343	(129)
Private label mortgage-backed securities	-	-	907	(16)	1	907	(16)
Municipal bonds	2,713	(37)	256	(33)	9	2,969	(70)
Corporate bonds	137	(188)	-	-	1	137	(188)

Total	$22,911	$(635)	$1,163	$(49)	18	$24,074	$(684)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage- backed securities	$51,839	$(1,203)	$-	$-	14	$51,839	$(1,203)
Municipal bonds	4,960	(248)	-	-	23	4,960	(248)

Total	$56,799	$(1,451)	$-	$-	37	$56,799	$(1,451)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent an other-than-temporary impairment as of June 30, 2011. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE F – LOANS

The components of the loan portfolio were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Residential mortgages	$314,255	$295,721

Commercial mortgages	437,378	427,994

Construction	28,903	27,553

Home equity	138,023	138,290

Commercial and industrial	167,884	165,335

Automobile	9,215	11,051

Consumer	7,649	8,167

Total loans	1,103,307	1,074,111

Net deferred loan costs and fees	2,051	2,073

Allowance for loan losses	(10,640)	(9,987)

Loans, net	$1,094,718	$1,066,197

The Company has transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $44.5 million and $44.4 million, respectively.

A summary of the activity pertaining to the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is as follows:

	Commercial and	Commercial	Commercial & Residential		Home		For the Three Months Ended June 30,
	Industrial	Real Estate	Construction	Residential	Equity	Consumer	2011	2010

Beginning balance	$3,112	$5,278	$867	$621	$477	$113	$10,468	$9,610

Charge-offs	(189)	(422)	-	(3)	(7)	(4)	(625)	(417)

Recoveries	69	52	3	-	-	-	124	79

Provision	316	271	(82)	160	7	1	673	450

Ending balance	$3,308	$5,179	$788	$778	$477	$110	$10,640	$9,722

	Commercial and	Commercial	Commercial & Residential		Home		For the Six Months Ended June 30,
	Industrial	Real Estate	Construction	Residential	Equity	Consumer	2011	2010

Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$9,987	$9,180

Charge-offs	(514)	(534)	(28)	(3)	(7)	(4)	(1,090)	(725)

Recoveries	205	52	3	-	-	2	262	84

Provision	816	661	145	41	(139)	(43)	1,481	1,183

Ending balance	$3,308	$5,179	$788	$778	$477	$110	$10,640	$9,722

Further information pertaining to the allowance for loan losses as of June 30, 2011 and December 31, 2010 is as follows:

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	Total
At June 30, 2011:

Amount of allowance for loan losses for loans deemed to be impaired	$155	$-	$50	$175	$-	$-	$380

Amount of allowance for loan losses for loans collectively evaluated for impairment	$2,853	$5,179	$738	$603	$477	$110	$9,960

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$300	$-	$-	$-	$-	$-	$300

Financing Receivables:

Total loans	$167,884	$437,378	$28,903	$314,255	$138,023	$16,864	$1,103,307

Loans deemed to be impaired	$4,661	$2,922	$1,137	$1,516	$56	$79	$10,371

Loans collectively evaluated for impairment	$161,704	$432,795	$27,740	$312,739	$137,967	$16,785	$1,089,730

Loans acquired with deteriorated credit quality	$1,519	$1,661	$26	$-	$-	$-	$3,206

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	Total
At December 31, 2010:

Amount of allowance for loan losses for loans deemed to be impaired	$449	$48	$-	$-	$-	$-	$497

Amount of allowance for loan losses for loans collectively evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$-	$170	$-	$-	$-	$-	$170

Financing Receivables:

Total loans	$165,335	$427,994	$27,553	$295,721	$138,290	$19,218	$1,074,111

Loans deemed to be impaired	$2,885	$5,266	$1,261	$832	$60	$54	$10,358

Loans collectively evaluated for impairment	$162,450	$421,878	$26,292	$294,889	$138,230	$19,164	$1,062,903

Loans acquired with deteriorated credit quality	$-	$850	$-	$-	$-	$-	$850

The following is a summary of past due and non-accrual loans at June 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At June 30, 2011:
Commercial:
Commercial and industrial	$444	$262	$3,798	$4,504	$163,380	$167,884	$-
Commercial real estate	969	1,421	1,800	4,190	433,188	437,378	-
Construction	142	-	266	408	28,495	28,903	-
Consumer:
Residential real estate	43	1,988	1,515	3,546	310,709	314,255	-
Home equity	366	182	56	604	137,419	138,023	-
Consumer	106	-	79	185	16,679	16,864	-

Total	$2,070	$3,853	$7,514	$13,437	$1,089,870	$1,103,307	$-

At December 31, 2010:
Commercial:
Commercial and industrial	$131	$122	$3,135	$3,388	$161,947	$165,335	$-
Commercial real estate	3,291	1,088	2,864	7,243	420,751	427,994	-
Construction	-	-	552	552	27,001	27,553	-
Consumer:
Residential real estate	7,657	1,001	1,036	9,694	286,027	295,721	-
Home equity	730	223	60	1,013	137,277	138,290	-
Consumer	145	8	55	208	19,010	19,218	-

Total	$11,954	$2,442	$7,702	$22,098	$1,052,013	$1,074,111	$-

The following is a summary of impaired loans at June 30, 2011 and December 31, 2010:

	At June 30, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,176	$1,176	$-	$112	$112	$-
Commercial real estate	2,922	2,922	-	6,246	6,246	-
Construction	898	898	-	1,282	1,282	-
Residential real estate	967	967	-	1,036	1,036	-
Home Equity	56	56	-	60	60	-
Consumer	79	79	-	55	55	-

Total	$6,098	$6,098	$-	$8,791	$8,791	$-

With an allowance recorded:
Commercial and industrial	3,030	3,485	455	2,324	2,773	449
Commercial real estate	-	-	-	1,125	1,343	218
Construction	190	240	50	-	-	-
Residential real estate	373	548	175	-	-	-

Total	$3,593	$4,273	$680	$3,449	$4,116	$667

By portfolio segment:
Commercial portfolio segment	$8,216	$8,721	$505	$11,089	$11,756	$667
Consumer portfolio segment	1,475	1,650	175	1,151	1,151	-

Total impaired loans	$9,691	$10,371	$680	$12,240	$12,907	$667

Loans acquired from CNB Financial that are impaired at June 30, 2011, are included in the above table.

The following is a summary of information pertaining to impaired and non-accrual loans:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Average investment in impaired loans
Commercial:
Commercial and industrial	$3,322	$3,104
Commercial real estate	3,230	5,045
Commercial and residential construction	1,204	1,212
Consumer:
Residential real estate	1,351	977
Home equity	81	75
Consumer	94	80

Total	$9,282	$10,493

The average investment in impaired loans for the three and six month periods ended June 30, 2010 was $14.0 million and $15.2 million, respectively.

Interest income recognized on impaired loans
Commercial:
Commercial and industrial	$-	$4
Commercial real estate	33	63
Commercial and residential construction	7	23
Consumer:
Residential real estate	16	21
Home equity	1	1
Consumer	-	2

Total	$57	$114

Interest income recognized on a cash basis on impaired loans
Commercial:
Commercial and industrial	$-	$4
Commercial real estate	33	63
Commercial and residential construction	3	19
Consumer:
Residential real estate	16	21
Home equity	1	1
Consumer	-	2

Total	$53	$110

The following is a summary of non-accrual loans, at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Commercial:
Commercial and industrial	$4,661	$2,885
Commercial real estate	2,922	4,116
Commercial and residential construction	266	1,282
Consumer:
Residential real estate	1,515	1,036
Home equity	56	60
Consumer	79	55

Total	$9,499	$9,434

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

The Company does not assign risk ratings to residential real estate, home equity and mobile home consumer loans unless they are contractually past due 90 days or more or where legal action has commenced against the borrower. All other consumer loans are charged off when they become contractually past due 120 days. Those loans not assigned a rating are considered “pass.”

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third party to review loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loan segment by internally assigned grades:

	At June 30, 2011			At December 31, 2010
	Commercial & Industrial	Commercial Real Estate	Construction	Commercial & Industrial	Commercial Real Estate	Construction
Commercial Portfolio:
Grade:
Pass	$147,235	$404,806	$21,426	$141,101	$391,336	$18,315
Special Mention	8,606	9,894	1,954	11,503	13,447	2,678
Substandard	12,031	22,678	5,523	12,419	23,211	6,560
Doubtful	12	-	-	312	-	-

Total	$167,884	$437,378	$28,903	$165,335	$427,994	$27,553

	Residential	Home Equity	Consumer	Residential	Home Equity	Consumer
Consumer Portfolio:
Grade:
Pass	$311,020	$137,802	$16,654	$293,999	$138,093	$19,155
Special Mention	56	-	-	59	-	-
Substandard	3,179	221	210	1,663	197	63
Doubtful	-	-	-	-	-	-

Total	$314,255	$138,023	$16,864	$295,721	$138,290	$19,218

The following is a summary of acquired loan information for CNB Financial as of June 30, 2011:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)		Non- Accretable Difference	Accretable Yield		Loans Receivable
Balance at acquisition date of November 30, 2009	$5,178	$3,079		$2,099	$13		$3,066
Recognition of additional non-accretable yield	-	(250)	(2)	250	-		-

Balance as of December 31, 2009	5,178	2,829		2,349	13		2,816
2010 Collections	(3,645)	(2,264)		(1,381)	(13)		(2,251)
Transfer to OREO	(393)	(393)	(3)	-	-		(393)
Accretable yield recognized in earnings	-	-		-	(348)	(4)	-

Balance as of December 31, 2010	1,140	172		968	-		172
2011 Collections	(37)	(37)		-	-		(37)
Impairment	-	(135)	(5)	-	-		(135)

Balance as of June 30, 2011	$1,103	$-		$968	$-		$-

(1) The Company has not factored any prepayments into the expected cash flows.

(2) During the third quarter of 2010, the Company increased its non-accretable difference, with a corresponding increase to goodwill, by $250,000, based upon information obtained in the third quarter about conditions existing at the acquisition date.

(3) The reduction in the carrying amount and the cash expected to be collected was due to one loan that was foreclosed upon and tranferred to OREO. Prior to acquisition of CNB, a portion of this loan was charged off in order to adjust the loan to its fair value; therefore, there was no non-accretable difference recorded against this loan on the aquisition date.

(4) The transfer from non-accretable yield was due to repayment received in excess of cash expected to be collected, net of selling costs.

(5) Amount represents a full reserve against the remaiming net book value of the loan due to uncollectibility.

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

Acquired loans that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the acquired loans pool at its carrying value, as well as the related allowance for loan losses, and is classified as a troubled debt restructure. At June 30, 2011, the Company had one acquired loan that was a troubled debt restructure.

NOTE G – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010

Unused lines of credit	$236,709	$233,403
Amounts due mortgagors	21,624	26,500
Standby letters of credit	3,942	4,382
Commitments to originate loans	23,033	27,068

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of June 30, 2011, the Company has contributed $600,000 to the fund.

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At June 30, 2011, the Company has invested $3.7 million in the fund, which is included in other assets on the consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits from net operating losses for a period of eight years or until the minimum investment return has been met.

NOTE H – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Demand	$195,925	$175,996
NOW	42,390	40,922
Savings	238,335	203,165
Money market	273,115	260,573
Certificates of deposit	439,505	462,645

	$1,189,270	$1,143,301

NOTE I – CONTINGENCIES

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. A trial was held in the third quarter of 2011 and the judge ruled in the Bank’s favor. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

In addition, the Company is a defendant in other claims and legal action arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE J - FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2011
Securities available for sale:
Government-sponsored enterprises	$-	$5,157	$-	$5,157
Government-sponsored and government-guaranteed mortgage-backed securities	-	223,149	-	223,149
Private label mortgage-backed securities	-	2,603	-	2,603
Municipal bonds	-	8,115	-	8,115
Corporate bonds	-	-	1,873	1,873

Total	$-	$239,024	$1,873	$240,897

At December 31, 2010
Securities available for sale
Government-sponsored enterprises	$-	$12,502	$-	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	-	180,766	-	180,766
Private label mortgage-backed securities	-	3,170	-	3,170
Municipal bonds	-	7,795	-	7,795
Corporate bonds	-	-	1,619	1,619

Total	$-	$204,233	$1,619	$205,852

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2011 or December 31, 2010.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2011.

Balance at December 31, 2010	$1,619
Total realized/unrealized losses included in net income	-
Change in unrealized gain	254
Purchases	-
Sales	-
Issuances	-
Settlements	-
Transfers	-

Balance at June 30, 2011	$1,873

There were no transfers in or out of levels 1 and 2.

The Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and six months ended June 30, 2011.

				Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	At June 30, 2011			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$-	$3,593	$-	$108	$(13)
Other assets	-	-	541	(59)	(59)

Total assets	$-	$3,593	$541	$49	$(72)

				Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	At June 30, 2010			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$-	$16,537	$-	$96	$(511)
Other real estate owned	-	2,007	-	98	98
Other assets	-	-	545	-	(145)

Total assets	$-	$18,544	$545	$194	$(558)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is a venture capitalist investment carried at cost. In the second quarter of 2011 management determined that an impairment indicator existed and that the investment suffered impairment that was considered other- than- temporary. The cost basis of the investment was written down by $59,000 to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. In the first quarter of 2010 management determined that a private company stock had suffered impairment that was considered other- than- temporary. The cost basis of the investment was written down by $145,000 to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At June 30, 2011		At December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$39,452	$39,452	$83,069	$83,069
Securities available for sale	240,897	240,897	205,852	205,852
Securities held to maturity	120,853	122,059	132,475	132,026
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,094,718	1,129,582	1,066,197	1,091,165

Financial Liabilities:
Deposits (with no stated maturity)	749,765	749,765	680,656	680,656
Time deposits	439,505	445,149	462,645	469,717
Federal Home Loan Bank of Boston advances	134,773	138,732	153,307	155,945
Repurchase agreements	36,702	36,534	41,029	40,403
Subordinated debentures	5,494	5,494	5,448	5,448

NOTE K – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at June 30, 2011 and 2010. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$83	$24	$80	$18	$167	$47	$160	$35
Interest cost	47	14	44	10	93	28	88	21

Total pension cost	130	38	124	28	260	75	248	56
Prior service cost amortization	34	9	28	9	69	18	57	18
Net loss amortization	-	2	-	-	-	5	-	-

Net periodic benefit cost	$164	$49	$152	$37	$329	$98	$305	$74

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes factors that could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates and real estate values, changes in size, composition or risks in the loan portfolio, loan or deposit demand, changes in asset quality, including levels of delinquent, classified and charged-off loans, legislative, accounting or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased $24.8 million, or 1.6%, to $1.61 billion at June 30, 2011 from $1.58 billion at December 31, 2010 reflecting growth in securities available for sale and net loans, partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Securities available for sale increased $35.0 million, or 17.0%, to $240.9 million at June 30, 2011 from $205.9 million at December 31, 2010 primarily due to purchases of fixed-rate agency mortgage-backed securities totaling $66.5 million, partially offset by sales, calls and repayments of government-sponsored agency debt and mortgage-backed securities of $32.9 million. Net loans increased $28.5 million, or 2.7%, to $1.09 billion at June 30, 2011 from $1.07 billion at December 31, 2010 reflecting growth in the residential and commercial mortgage loans as a result of origination activity offset in part by repayments. Residential mortgages increased $18.5 million, or 6.3%, to $314.3 million at June 30, 2011 from $295.7 million at December 31, 2010 due to increased originations of 10- and 15-year loans as a result of promotional efforts and continued lower market interest rates. Interest-bearing deposits decreased $51.3 million, or 70.3%, reflecting the use of excess cash to fund purchases of available for sale securities and pay down maturing FHLB advances. Securities held to maturity decreased $11.6 million, or 8.8%, as a result of repayments of government-sponsored agency debt and mortgage-backed securities.

Total deposits increased $46.0 million, or 4.0%, to $1.19 billion at June 30, 2011 compared to $1.14 billion at December 31, 2010 primarily due to growth in core deposits accounts of $69.1 million, or 10.2%, to $749.8 million at June 30, 2011 from $680.7 million at December 31, 2010. The growth in core deposit account balances was driven by competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $23.1 million, or 5.0%, to $439.5 million at June 30, 2011 compared to $462.6 million at December 31, 2010. Long-term debt decreased $18.5 million, or 10.7%, to $154.8 million at June 30, 2011 compared to $173.3 million at December 31, 2010 mainly due to the use of excess cash balances to pay down FHLBB advances. At June 30, 2011, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity increased $5.2 million, or 2.3%, to $227.8 million at June 30, 2011 from $222.6 million at December 31, 2010 as a result of net income of $5.1 million, stock-based compensation credits totaling $1.1 million, other comprehensive income of $981,000 and ESOP compensation credits of $557,000 for the six months ended June 30, 2011. These increases were partially offset by cash dividend payments amounting to $2.4 million and repurchases of common stock totaling $195,000.

Credit Quality & Reserve Coverage

The Company actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-accrual loans totaled $9.5 million, or 0.86% of total loans, at June 30, 2011 compared to $9.4 million, or 0.88% of total loans, at December 31, 2010. The non-accrual loan total for June 30, 2011 includes an $860,000 commercial real estate loan which was impaired at June 30, 2011 and was restructured during the second quarter of 2010, a $261,000 commercial real estate loan which was impaired at June 30, 2011 and was restructured during the first quarter of 2011 and an $863,000 commercial and industrial loan which was impaired at June 30, 2011 and was restructured during the second quarter of 2011. Classified loans at June 30, 2011 totaled $64.4 million and include fifteen relationships which represent 58% of the total. Construction loans for one- to four-family home or condominium development represent 12% of total classified assets, a slight decrease from 13% at December 31, 2010. Of the $2.9 million in other real estate owned, $450,000 is under a sales contract with a closing expected in the third quarter of 2011. See also “Note F – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the credit quality.

At June 30, 2011, the ratio of the allowance for loan losses to total loans was 0.96% compared to 0.93% at December 31, 2010. Excluding the impact of loans acquired from CNB and other financial institutions totaling $189.3 million at June 30, 2011 and $231.2 million at December 31, 2010, the ratio of the allowance for loan losses to total loans would have been 1.16% at June 30, 2011 and 1.18% at December 31, 2010. Net charge-offs totaled $828,000, or 0.15% of average loans outstanding, for the six months ended June 30, 2011 as compared to net charge-offs of $641,000, or 0.12% of average loans outstanding, for the same period in 2010. See also “Note F – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

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

Net Income. Net income was $2.7 million, or $0.18 per diluted share, for the second quarter of 2011 compared to net income of $2.9 million, or $0.19 per diluted share, for the same period in 2010. Excluding expenses totaling $169,000, related to the acquisition of Commonwealth National Bank, net income would have been $3.1 million, or $0.20 per diluted share, for the second quarter of 2010.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$318,095	$3,985	5.01%	$325,997	$4,420	5.42%
Commercial real estate	461,866	7,005	6.07%	461,210	6,957	6.03%
Home equity	138,462	1,330	3.84%	138,885	1,438	4.14%
Commercial and industrial	166,914	2,133	5.11%	151,432	2,265	5.98%
Consumer and other	17,968	250	5.57%	22,885	324	5.66%

Total loans(2)	1,103,305	14,703	5.33%	1,100,409	15,404	5.60%
Investment securities	356,479	3,387	3.80%	294,849	3,122	4.24%
Other interest-earning assets	49,654	38	0.31%	44,695	10	0.09%

Total interest-earning assets	1,509,438	18,128	4.80%	1,439,953	18,536	5.15%
Noninterest-earning assets(3)	93,329			86,201

Total assets	$1,602,767			$1,526,154

Interest-bearing liabilities:
Savings accounts	$233,292	442	0.76%	$181,176	435	0.96%
Money market accounts	269,397	504	0.75%	241,096	555	0.92%
NOW accounts	40,931	37	0.36%	37,557	49	0.52%
Certificates of deposit	444,605	2,211	1.99%	460,607	2,468	2.14%

Total interest-bearing deposits	988,225	3,194	1.29%	920,436	3,507	1.52%
FHLB advances	138,215	1,245	3.60%	158,333	1,412	3.57%
Other interest-bearing liabilities	49,798	307	2.47%	49,809	330	2.65%

Total interest-bearing liabilities	1,176,238	4,746	1.61%	1,128,578	5,249	1.86%
Demand deposits	190,941			164,449
Other noninterest-bearing liabilities	9,309			9,199

Total liabilities	1,376,488			1,302,226
Stockholders’ equity	226,279			223,928

Total liabilities and stockholders’ equity	$1,602,767			$1,526,154

Net interest income		$13,382			$13,287

Interest rate spread(4)			3.19%			3.29%
Net interest-earning assets(5)	$333,200			$311,375

Net interest margin(6)			3.55%			3.69%
Average interest-earning assets to average interest-bearing liabilities			128.33%			127.59%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(105)	$(330)	$(435)
Commercial real estate	10	38	48
Home equity	(4)	(104)	(108)
Commercial and industrial	218	(350)	(132)
Consumer and other	(69)	(5)	(74)

Total loans	50	(751)	(701)
Investment securities	608	(343)	265
Other interest-earning assets	1	27	28

Total interest-earning assets	659	(1,067)	(408)

Interest-bearing liabilities:
Savings accounts	110	(103)	7
Money market accounts	60	(111)	(51)
NOW accounts	4	(16)	(12)
Certificates of deposit	(84)	(173)	(257)

Total interest-bearing deposits	90	(403)	(313)
FHLB advances	(181)	14	(167)
Other interest-bearing liabilities	-	(23)	(23)

Total interest-bearing liabilities	(91)	(412)	(503)

Change in net interest income	$750	$(655)	$95

(1)  Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $95,000, or 0.7%, to $13.4 million for the second quarter of 2011 from $13.3 million for the same period in 2010 as a result of higher average interest-earning assets partially reduced by net interest margin compression. Total average interest-earning assets increased $69.5 million, or 4.8%, to $1.51 billion for the three months ended June 30, 2011, mainly due to growth in investment securities and excess cash balances held at the Federal Reserve Bank. The net interest margin decreased 14 basis points to 3.55% for the three months ended June 30, 2011 from 3.69% for the same period in 2010 due to a decrease of $178,000 in amortization of certain acquisition accounting adjustments to $528,000 for the second quarter of 2011 from $706,000 for the same period in 2010, the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment and an increase in funds held in lower-yielding cash equivalents. These items were partially offset by lower funding costs.

Interest Income. Interest income decreased $408,000, or 2.2%, to $18.1 million for the three months ended June 30, 2011 from $18.5 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 35 basis points to 4.80% for the second quarter of 2011 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $503,000, or 9.6%, to $4.7 million for the three months ended June 30, 2011 from $5.2 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 25 basis points to 1.61% for the three months ended June 30, 2011 reflecting the repricing of savings, money market, NOW accounts and certificate of deposit balances in response to the lower interest rate environment, partially offset by a $173,000 increase in interest expense as a result of a decrease in amortization of certain fair value deposits and borrowings accounting adjustments to $157,000 in the second quarter of 2011 from $330,000 for the same period in 2010. Average interest-bearing liabilities increased $47.7 million, or 4.2%, to $1.18 billion for the three months ended June 30, 2011 from $1.13 billion for the prior year period reflecting growth in interest-bearing deposits attributable to attractive products, competitive pricing and excellent customer service, partially offset by a decrease in average FHLB advances as a result of payoffs.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses increased $223,000, or 49.6%, to $673,000 for the three months ended June 30, 2011 compared to $450,000 for the same period in 2010 primarily as a result of an increase in reserves for classified and impaired loans and growth in net loan originations. The allowance for loan losses was $10.6 million, or 0.96% of loans outstanding at June 30, 2011. Excluding the impact of loans acquired from CNB Financial Corp. and other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.16%.

Non-interest Income. Non-interest income remained flat at $2.2 million for the three months ended June 30, 2011. Excluding a write-down of a cost method investment of $59,000, non-interest income increased $51,000, or 2.3%, from the same period in 2010 reflecting growth of $53,000, or 15.6%, in bank owned life insurance due to an additional $10.0 million BOLI investment in the second quarter of 2011, an increase of $47,000, or 28.1%, in wealth management income as a result of increases in commissions from annuity sales and fees from assets under management, and an increase of $33,000, or 2.5% in fee income on depositors’ accounts. The results were also impacted by a $59,000 reduction in gains from loan sales to $50,000 for the second quarter of 2011 from $109,000 for the same period in 2010 in connection with a decrease in the volume of loan sales.

Non-interest Expense. Non-interest expense increased $772,000, or 7.3%, to $11.4 million for the second quarter of 2011 from $10.6 million in the same period last year. Excluding acquisition-related expenses totaling $169,000 in the second quarter of 2010, non-interest expense would have increased $941,000, or 9.0%. Salaries and benefits increased $446,000, or 7.5%, mainly driven by annual wage increases, staffing costs for a new loan production office opened in 2011 and a larger incentive accrual due to improved operating performance. Other expenses increased $484,000, or 33.8%, primarily due to a $198,000 operating loss from an investment in a low income housing tax credit fund, an increase in other real estate owned costs and an increase in the write-down of mortgage servicing rights. Professional services expenses increased $49,000, or 13.7%, reflecting a HUD audit completed in 2011 as a result of a new regulation. The increases were partially offset by an $81,000, or 24.9%, decrease in FDIC premium expense which reflects the positive impact of the new assessment calculation that became effective April 1, 2011.

Income Tax Expense. Income tax expense decreased $665,000, or 44.6%, to $827,000 for the second quarter of 2011 from $1.5 million in the same period last year primarily due to a lower effective tax rate. The effective tax rate decreased from 33.7% in the second quarter of 2010 to 23.5% for the second quarter of 2011 largely as a result of tax credits from an investment in a low income housing tax credit fund and an increase in tax exempt municipal investment income in 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Net Income. Net income for the six months ended June 30, 2011 amounted to $5.1 million, or $0.33 per diluted share, compared to $4.7 million, or $0.30 per diluted share, for the same period in 2010. Excluding acquisition-related expenses totaling $1.1 million and the related tax benefit of $329,000, net income would have been $5.5 million, or $0.35 per diluted share, for the six months ended June 30, 2010. The 2011 results were impacted by a decrease in net interest income and higher provision for loan losses, offset in part by a decrease in non-interest expense and a lower effective tax rate.

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$315,871	$7,912	5.01%	$333,624	$9,051	5.43%
Commercial real estate	458,513	13,771	6.01%	458,547	14,027	6.12%
Home equity	138,134	2,637	3.82%	138,708	2,882	4.16%
Commercial and industrial	165,976	4,355	5.25%	152,028	4,243	5.58%
Consumer and other	18,591	515	5.54%	23,430	658	5.62%

Total loans(2)	1,097,085	29,190	5.32%	1,106,337	30,861	5.58%
Investment securities	349,182	6,578	3.77%	298,860	6,414	4.29%
Other interest-earning assets	55,468	78	0.28%	36,128	18	0.10%

Total interest-earning assets	1,501,735	35,846	4.77%	1,441,325	37,293	5.17%
Noninterest-earning assets(3)	89,238			86,348

Total assets	$1,590,973			$1,527,673

Interest-bearing liabilities:
Savings accounts	$222,585	848	0.76%	$175,862	834	0.95%
Money market accounts	265,829	998	0.75%	223,807	1,004	0.90%
NOW accounts	40,263	81	0.40%	38,101	100	0.52%
Certificates of deposit	450,615	4,564	2.03%	464,060	4,944	2.13%

Total interest-bearing deposits	979,292	6,491	1.33%	901,830	6,882	1.53%
FHLB advances	143,022	2,548	3.56%	180,366	2,963	3.29%
Other interest-bearing liabilities	50,968	634	2.49%	51,883	665	2.56%

Total interest-bearing liabilities	1,173,282	9,673	1.65%	1,134,079	10,510	1.85%
Demand deposits	183,033			159,929
Other noninterest-bearing liabilities	9,976			9,310

Total liabilities	1,366,291			1,303,318
Stockholders’ equity	224,682			224,355

Total liabilities and stockholders’ equity	$1,590,973			$1,527,673

Net interest income		$26,173			$26,783

Interest rate spread(4)			3.12%			3.32%
Net interest-earning assets(5)	$328,453			$307,246

Net interest margin(6)			3.49%			3.72%
Average interest-bearing assets to average interest-bearing liabilities			127.99%			127.09%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(467)	$(672)	$(1,139)
Commercial real estate	(1)	(255)	(256)
Home equity loans	(12)	(233)	(245)
Commercial and industrial	375	(263)	112
Consumer and other	(134)	(9)	(143)

Total loans	(239)	(1,432)	(1,671)
Investment securities	1,004	(840)	164
Other interest-earning assets	14	46	60

Total interest-earning assets	779	(2,226)	(1,447)

Interest-bearing liabilities:
Savings accounts	197	(183)	14
Money market accounts	172	(178)	(6)
NOW accounts	6	(25)	(19)
Certificates of deposit	(140)	(240)	(380)

Total interest-bearing deposits	235	(626)	(391)
FHLB advances	(650)	235	(415)
Other interest-bearing liabilities	(12)	(19)	(31)

Total interest-bearing liabilities	(427)	(410)	(837)

Change in net interest income	$1,206	$(1,816)	$(610)

(1) Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $610,000, or 2.3%, to $26.2 million for the six months ended June 30, 2011 from $26.8 million for the comparable 2010 period as a result of net interest margin compression partially offset by an increase in average interest earning assets. Net interest margin decreased 23 basis points to 3.49% for the six months ended June 30, 2011 from 3.72% for the prior year period primarily attributable to a decrease of $508,000 in amortization of certain acquisition accounting adjustments to $930,000 for the 2011 period from $1.4 million for the same period in 2010 and, to a lesser extent, the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment and an increase in funds held in lower-yielding cash equivalents. These items were partially offset by lower funding costs. Total average interest-earning assets increased $60.4 million, or 4.2%, to $1.50 billion for the six months ended June 30, 2011, due to growth in investment securities and excess cash balances held at the Federal Reserve Bank.

Interest Income. Interest income decreased $1.4 million, or 3.9%, to $35.8 million for the six months ended June 30, 2011 from $37.3 million for the prior year period due to a decrease in the yield on earning assets partially offset by an increase in average interest-earning assets. The yield on average interest-earning assets decreased by 40 basis points to 4.77% for the second quarter of 2011 in connection with the lower interest rate environment and a reduction of $61,000 in the accretion of certain loan fair value accounting adjustments to $617,000 for the six months ended June 30, 2011 from $678,000 for the same period in 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $837,000, or 8.0%, to $9.7 million for the six months ended June 30, 2011 from $10.5 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 20 basis points to 1.65% for the six months ended June 30, 2011 reflecting the repricing of savings, money market, NOW accounts and certificate of deposit balances in response to the lower interest rate environment, partially offset by a $447,000 decrease in the amortization of certain fair value deposits and borrowings accounting adjustments to $313,000 for the six months ended June 30, 2011 from $760,000 for the same period in 2010. Average interest-bearing liabilities increased $39.2 million, or 3.5%, to $1.17 billion for the six months ended June 30, 2011 from $1.13 billion for the prior year period reflecting growth in interest-bearing deposits attributable to attractive products, competitive pricing and excellent customer service. The increase in average interest-bearing deposits was offset in part by a reduction of $37.3 million, or 20.7%, in average FHLB advances to $143.0 million for the six months ended June 30, 2011 as a result of paydowns.

Provision for Loan Losses. The provision for loan losses increased $298,000, or 25.2%, to $1.5 million for the six months ended June 30, 2011, primarily as a result of an increase in reserves for classified and impaired loans and growth in net loan originations.

Non-interest Income. Non-interest income increased $104,000, or 2.4%, to $4.4 million for the six months ended June 30, 2011, reflecting growth in wealth management income and bank-owned life insurance as well as a decrease of $86,000 in impairment charges on securities. Wealth management income increased $149,000, or 48.9%, as a result of increases in commissions from annuity sales and fees from assets under management. Bank-owned life insurance increased $38,000, or 5.5%, due to the purchase of $10.0 million of bank-owned life insurance in the second quarter of 2011. These items were offset in part by a $124,000 reduction in gains from sales of loans to $73,000 for the six months ended June 30, 2011, from $197,000 for the same period in 2010 due to a lesser volume of loan sales and a decrease of $46,000, or 1.7% in fee income on depositors’ accounts due to a reduction in overdraft fee income.

Non-interest Expense. Non-interest expense decreased $306,000, or 1.4%, to $22.3 million for the six months ended June 30, 2011 from $22.6 million for the prior year period. Excluding acquisition-related expenses totaling $1.1 million for six months ended June 30, 2010, non-interest expense would have increased $842,000, or 3.9%. Total salaries and benefits increased $637,000, or 5.3%, mainly driven by annual wage increases, staffing costs for a new loan production office opened in 2011 and a larger incentive accrual due to improved operating performance. Other expenses increased $434,000, or 15.1%, largely attributable to a $395,000 operating loss from an investment in a low income housing tax credit fund and an increase in other real estate owned costs. Professional services expenses increased $169,000, or 18.8%, in connection with expanded consulting and legal costs. These items were partially offset by a $166,000, or 22.4%, decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation which was effective April 1, 2011 and a one-time adjustment in the first quarter of 2010 related to the CNB acquisition. Marketing expenses decreased $100,000, or 8.5%, reflecting the cost of promotional activities in 2010 to support the Company’s entry into the Worcester market. Occupancy expenses decreased $78,000, or 4.5%, mainly due to the closing of the Company’s Worcester operations center in 2010. Data processing expenses decreased $54,000, or 2.7%, largely attributable to one-time software setup expenses incurred during the first quarter of 2010.

Income Tax Expense. Income tax expense decreased $933,000 to $1.6 million for six months ended June 30, 2011 from $2.5 million for the comparable 2010 period primarily due to a lower effective tax rate. The effective tax rate decreased from 35.0% in the 2010 period to 23.7% for the six months ended June 30, 2011 largely as a result of tax credits from an investment in a low income housing tax credit fund and an increase in tax exempt municipal investment income in 2011.

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, the largest portion of which are mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term residential real estate, home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations; and (vi) sales of thirty year fixed rate residential real estate loans. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at June 30, 2011 and December 31, 2010.

Net Interest Income At-Risk
Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (June 30, 2011)	Estimated Increase (Decrease) in NII (December 31, 2010)

-100	(1.8)%	(1.1)%
Stable	0.0%	0.0%
+200	0.3%	0.5%

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

Net Portfolio Value Simulation Analysis. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, a net portfolio value calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value. As of July 21, 2011 the Bank will be regulated by the Office of the Comptroller of the Currency, rather than the Office of Thrift Supervision, as the Office of Thrift Supervision will be abolished as of that date pursuant to the Dodd-Frank Act. Until July 21, the Bank will be regulated by the Office of Thrift Supervision.

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

	June 30, 2011
				NPV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)
		(Dollars in thousands)

+300	$ 160,693	$ (65,468)	(29)%	10.73%	(321)
+200	186,880	(39,281)	(17)	12.13	(181)
+100	211,552	(14,608)	(6)	13.35	(60)
0	226,161			13.94
-100	244,871	18,710	8	14.79	85

	December 31, 2010
				NPV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in NPV			Increase
Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)
		(Dollars in thousands)

+300	$146,150	$(64,887)	(31)%	9.99%	(334)
+200	170,561	(40,475)	(19)	11.34	(198)
+100	193,589	(17,448)	(8)	12.53	(80)
0	211,036			13.32
-100	227,944	16,908	8	14.11	78

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV ratio represents NPV divided by the present value of assets.

The tables above indicate that at June 30, 2011 and December 31, 2010, in the event of a 300 basis point increase in interest rates, we would experience a 29% and 31%, respectively, decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates at June 30, 2011 and December 31, 2010, we would experience an 8% increase in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At June 30, 2011, our liquidity ratio was 21.50%, compared to 22.15% at December 31, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $39.5 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $240.9 million and $120.9 million, respectively, at June 30, 2011. In addition, at June 30, 2011, we had the ability to borrow a total of approximately $400.2 million from the FHLBB. On that date, we had $133.0 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2011, we had $23.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $236.7 million in unused lines of credit to borrowers, $3.9 million in standby letters of credit and $21.6 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of June 30, 2011 totaled $247.6 million, or 20.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2011, we originated $122.5 million of loans and purchased $66.5 million of securities. In the comparable 2010 period, we originated $92.4 million of loans and purchased $38.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $46.0 million and $68.8 million for the six months ended June 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $18.5 million and $50.8 million during the six months ended June 30, 2011 and 2010, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down FHLBB advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $2.0 million at June 30, 2011 and December 31, 2010, was approximately $265.2 million at June 30, 2011 and $219.9 million at December 31, 2010. At June 30, 2011 and December 31, 2010, the Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $63.2 million at June 30, 2011.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. United Financial also repurchases shares of its common stock. At June 30, 2011, United Financial had liquid assets of $13.7 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Three to Five	Three to Five	Three to Five	Three to Five	Three to Five
	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$247,571	$143,989	$47,893	$-	$439,453
Federal Home Loan Bank advances	35,000	55,081	19,720	23,243	133,044
Repurchase agreements	16,702	-	-	20,000	36,702
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	3,942	-	-	-	3,942
Operating leases	1,021	1,915	1,772	3,851	8,559
Capitalized leases	406	812	813	6,153	8,184
Future benefits to be paid under retirement plans	25	3,432	233	5,628	9,318

Total	$304,667	$205,229	$70,431	$66,607	$646,934

Commitments:
Commitments to extend credit	$285,308	$-	$-	$-	$285,308
Commitment to invest in venture capital fund	400	-	-	-	400
Commitment to invest in low income tax credit fund	4,509	1,022	-	-	5,531

Total	$290,217	$1,022	$-	$-	$291,239

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework

As of June 30, 2011:

Total risk-based capital	16.40%	8.00%	10.00%

Tier 1 risk-based capital	15.52%	4.00%	6.00%

Tier 1 (core) capital	11.82%	4.00%	5.00%

Tangible equity	11.82%	1.50%	N/A

As of December 31, 2010:

Total risk-based capital	16.34%	8.00%	10.00%

Tier 1 risk-based capital	15.49%	4.00%	6.00%

Tier 1 (core) capital	11.53%	4.00%	5.00%

Tangible equity	11.53%	1.50%	N/A

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than it should have thereby causing damage to the parties. A trial was held in the third quarter of 2011 and the judge ruled in the Bank’s favor. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

In addition, the Company is a defendant in other claims and legal action arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results, should be carefully considered. At June 30, 2011, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2011.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2011.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2011	-		$-	-	742,506

May 1 - 31, 2011	-		-	-	742,506

June 1 - 30, 2011	11,336	(2)	14.96	-	742,506

Total	11,336		$14.96	-

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.

(2)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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
101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed
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

United Financial Bancorp, Inc.

Date: August 8, 2011	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 8, 2011	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer