Form 10-Q
period 2011-09-30
United Financial Bancorp, Inc.
filed 2011-11-07
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Common stock, $0.01 par value

15,775,248 shares outstanding as of November 2, 2011

United Financial Bancorp, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	September 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$16,726	$10,157
Interest-bearing deposits	12,023	72,912

Total cash and cash equivalents	28,749	83,069
Securities available for sale, at fair value	232,681	205,852
Securities held to maturity, at amortized cost (fair value of $124,670 at September 30, 2011 and $132,026 at December 31, 2010)	122,211	132,475

Loans held for sale	522	—
Loans, net of allowance for loan losses of $10,741 at September 30, 2011 and $9,987 at December 31, 2010	1,110,133	1,066,197
Other real estate owned	2,490	1,536
Accrued interest receivable	4,884	4,905
Deferred tax asset, net	9,579	11,029
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Banking premises and equipment, net	16,488	15,565
Bank-owned life insurance	40,264	29,180
Goodwill	8,192	8,192
Other assets	15,000	11,512

TOTAL ASSETS	$1,606,558	$1,584,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,007,737	$967,305
Non-interest-bearing	191,829	175,996

Total deposits	1,199,566	1,143,301
Short-term borrowings	24,632	21,029
Long-term debt	133,157	173,307
Subordinated debentures	5,516	5,448
Escrow funds held for borrowers	2,221	1,899
Due to broker	700	3,002
Capitalized lease obligations	4,909	5,011
Accrued expenses and other liabilities	9,101	9,304

Total liabilities	1,379,802	1,362,301

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued and outstanding at September 30, 2011 and December 31, 2010	187	187

Paid-in capital	182,122	180,322
Retained earnings	87,358	82,899
Unearned compensation	(10,233)	(10,750)
Treasury stock, at cost (2,916,427 shares at September 30, 2011 and 2,597,827 shares at December 31, 2010)	(39,754)	(34,940)
Accumulated other comprehensive income, net of taxes	7,076	4,858

Total stockholders’ equity	226,756	222,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,606,558	$1,584,877

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans	$14,529	$15,406	$43,719	$46,267
Investments	3,249	2,972	9,827	9,386
Other interest-earning assets	22	17	100	35

Total interest and dividend income	17,800	18,395	53,646	55,688

Interest expense:
Deposits	3,014	3,501	9,505	10,383
Short-term borrowings	29	34	96	188
Long-term debt	1,358	1,693	4,473	5,167

Total interest expense	4,401	5,228	14,074	15,738

Net interest income before provision for loan losses	13,399	13,167	39,572	39,950
Provision for loan losses	750	750	2,231	1,933

Net interest income after provision for loan losses	12,649	12,417	37,341	38,017

Non-interest income:
Fee income on depositors’ accounts	1,420	1,295	4,085	4,006
Wealth management income	248	198	702	503
Income from bank-owned life insurance	468	340	1,192	1,026
Net gain on sale of loans	51	212	124	409
Net (loss) gain on sale of securities	—	(189)	1	(189)
Impairment charge on security	(33)	—	(92)	(145)
Other income	269	247	771	749

Total non-interest income	2,423	2,103	6,783	6,359

Non-interest expense:
Salaries and benefits	6,178	6,121	18,861	18,167
Occupancy expenses	823	830	2,472	2,557
Marketing expenses	339	399	1,421	1,581
Data processing expenses	961	1,023	2,933	3,049
Professional fees	573	431	1,641	1,330
Acquisition related expenses	—	—	—	1,148
FDIC insurance assessments	237	365	811	1,105
Low income housing tax credit fund	232	—	627	—
Other expenses	1,658	1,287	4,578	4,168

Total non-interest expense	11,001	10,456	33,344	33,105

Income before income taxes	4,071	4,064	10,780	11,271
Income tax expense	986	1,387	2,576	3,910

Net income	$3,085	$2,677	$8,204	$7,361

Earnings per share:
Basic	$0.21	$0.18	$0.55	$0.48
Diluted	$0.20	$0.18	$0.54	$0.48

Weighted average shares outstanding:
Basic	14,951,572	15,131,682	14,998,333	15,395,113
Diluted	15,206,514	15,223,597	15,258,353	15,466,693

Dividends paid per share	$0.09	$0.08	$0.25	$0.22

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246
Net income	—	—	—	7,361	—	—	—	7,361
Net unrealized gain on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	641	641
Prior service costs on pension and other post retirement benefit plans, net of tax	—	—	—	—	—	—	(279)	(279)

Total comprehensive income								7,723

Cash dividends paid ($0.22 per share)	—	—	—	(3,392)	—	—	—	(3,392)
Treasury stock purchases	(718,450)	—	—	—	—	(9,747)	—	(9,747)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(26,958)	—	—	—	—	(384)	—	(384)
Tax benefit from Management Retention Plan vesting	—	—	107	—	—	—	—	107
Tax withheld on options exercised	—	—	(29)	—	—	—	—	(29)
Reissuance of treasury shares in connection with stock options exercised	76,954	—	(1,006)	—	—	1,006	—	—
Stock-based compensation	—	—	1,810	—	—	—	—	1,810
ESOP shares committed to be released	—	—	183	—	518	—	—	701

Balances at September 30, 2010	16,170,144	$187	$179,731	$81,425	$(10,923)	$(34,105)	$5,720	$222,035

Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Net income	—	—	—	8,204	—	—	—	8,204
Other comprehensive income	—	—	—	—	—	—	2,218	2,218

Total comprehensive income								10,422

Cash dividends paid ($0.25 per share)	—	—	—	(3,745)	—	—	—	(3,745)
Treasury stock purchases	(322,796)	—	—	—	—	(4,807)	—	(4,807)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(21,545)	—	—	—	—	(324)	—	(324)
Management Retention Plan 2008 forfeit	(10,910)	—	181	—	—	(181)	—	—
Tax benefit from Management Retention Plan vesting	—	—	85	—	—	—	—	85
Tax withheld on options exercised	—	—	(36)	—	—	—	—	(36)
Reissuance of treasury shares in connection with stock options exercised	20,137	—	(233)	—	—	298	—	65
Reissuance of treasury shares in connection with stock warrants exercised	16,514	—	—	—	—	200	—	200
Stock-based compensation	—	—	1,489	—	—	—	—	1,489
ESOP shares committed to be released	—	—	314	—	517	—	—	831

Balances at September 30, 2011	15,790,506	$187	$182,122	$87,358	$(10,233)	$(39,754)	$7,076	$226,756

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (Concluded)

(Dollars in thousands, except per share amounts)

The components of other comprehensive income and related tax effects are as follows:

	Nine Months Ended September 30,
	2011	2010
Change in unrealized holding gains on available-for-sale securities	$3,669	$744
Reclassification adjustment for (gains) losses realized in income	(1)	334

Net change in unrealized gains	3,668	1,078
Tax effect	(1,450)	(437)

	2,218	641

Pension liability for retirement plans	—	(332)
Pension liability adjustment	—	(44)

Net change in pension liability	—	(376)
Tax effect	—	97

	—	(279)

Other comprehensive income	$2,218	$362

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(Dollars in thousands)

Cash flows from operating activities:	2011	2010
Net income	$8,204	$7,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,231	1,933
ESOP expense	831	701
Stock-based compensation	1,489	1,810
Excess tax benefits on stock compensation plan	(85)	(107)
Amortization of premiums and discounts	1,084	891
Depreciation and amortization	901	1,049
Amortization of intangible assets	76	83
Provision for other real estate owned	100	—
Net gain on sale of other real estate owned	(3)	(121)
Impairment charges on securities	92	145
Net (gain) loss on sale of securities	(1)	189
Originations of loans held for sale	(522)	(1,020)
Loans originated for sale and sold	(6,008)	(10,958)
Proceeds from sales of loans held for sale	6,132	11,278
Net gain on sale of loans	(124)	(409)
Prepaid tax (benefit) provision	1,450	(437)
Net increase in cash surrender value of bank-owned life insurance	(1,156)	(368)
Decrease in accrued interest receivable	21	117
Increase in other assets	(5,106)	(704)
Increase in accrued expenses and other liabilities	75	631

Net cash provided by operating activities	9,681	12,064

Cash flows from investing activities:
Purchases of securities available for sale	(72,408)	(20,634)
Proceeds from sales of securities available for sale	—	2,871
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	45,961	57,119
Purchases of securities held to maturity	(8,396)	(48,140)
Proceeds from maturities, calls and principal repayments of securities held to maturity	17,861	12,055
Decrease in investment in short term time deposits	—	1,096
Proceeds from sales of other real estate owned	1,184	1,680
Net loan (originations), (purchases) and principal repayments	(48,402)	11,768
Proceeds from sales of loans	—	9,725
Purchases of property and equipment	(1,814)	(569)
Purchases of bank-owned life insurance	(9,928)	—

Net cash (used in) provided by investing activities	(75,942)	26,971

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (Concluded)

(Dollars in thousands)

Cash flows from financing activities:	2011	2010
Net increase in deposits	$56,265	$70,690
Net change in short-term borrowings	3,603	(41,757)
Proceeds from issuance of long-term debt	10,068	—
Repayment of long-term debt	(50,150)	(22,521)
Net increase in escrow funds held for borrowers	322	48
Payments on capitalized lease obligations	(305)	(305)
Excess tax benefits on stock compensation plan	85	107
Tax withheld on options exercised	(36)	(29)
Reissuance of treasury shares in connection with restricted stock warrants	200	—
Reissuance of treasury shares in connection with restricted stock grants	65	—
Treasury stock purchases	(4,431)	(10,131)
Cash dividends paid	(3,745)	(3,392)

Net cash provided by (used in) financing activities	11,941	(7,290)

(Decrease) increase in cash and cash equivalents	(54,320)	31,745
Cash and cash equivalents at beginning of period	83,069	21,877

Cash and cash equivalents at end of period	$28,749	$53,622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$14,700	$17,014
Income taxes – net	4,643	3,786
Non-cash items:
Transfer of loans to other real estate owned	2,235	1,161
Trade date accounting for treasury stock purchases	700	—
Trade date accounting for securities purchased	(3,002)	—

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption will be permitted. There will be no impact to the consolidated financial statements in connection with the adoption.

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

The Company periodically may agree to modify the contractual terms of loans. A loan is classified as a TDR if the Company grants a concession to a borrower that is experiencing financial difficulties. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date or a partial forgiveness of debt. A TDR loan is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are initially classified as impaired.

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

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other than temporary. Declines in the fair value of securities below their cost that are deemed to be other than temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other than temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized if: (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other than temporary impairment is recognized through earnings. For all other impaired available for sale securities, credit-related other than temporary impairment is recognized through earnings, while non-credit related other than temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,085	$2,677	$8,204	$7,361

Weighted average common shares applicable to basic EPS	14,951,572	15,131,682	14,998,333	15,395,113
Effect of dilutive potential common shares (1) (2)	254,942	91,915	260,020	71,580

Weighted average common shares applicable to diluted EPS	15,206,514	15,223,597	15,258,353	15,466,693

Earnings per share:
Basic	$0.21	$0.18	$0.55	$0.48
Diluted	$0.20	$0.18	$0.54	$0.48

(1)	Options to purchase 251,446 and 357,609 shares for three months ended September 30, 2011 and 2010, respectively, and 225,589 and 357,609 shares for nine months ended September 30, 2011 and 2010, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company's common stock.
(2)	Includes incremental shares related to dilutive stock options.

NOTE E – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
September 30, 2011:
Debt Securities:
Government-sponsored enterprises	$5,199	$21	$—	$5,220
Government-sponsored and government-guaranteed mortgage-backed securities	203,417	11,703	—	215,120
Private label mortgage-backed securities	2,368	79	(21)	2,426
Municipal bonds	7,760	491	(13)	8,238
Corporate bonds	1,453	305	(81)	1,677

Total	$220,197	$12,599	$(115)	$232,681

December 31, 2010:
Debt Securities:
Government-sponsored enterprises	$12,747	$36	$(281)	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	172,003	8,892	(129)	180,766
Private label mortgage-backed securities	3,076	110	(16)	3,170
Municipal bonds	7,760	105	(70)	7,795
Corporate bonds	1,450	357	(188)	1,619

Total	$197,036	$9,500	$(684)	$205,852

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
September 30, 2011:
Government-sponsored and government-guaranteed mortgage-backed securities	$95,830	$2,186	$(35)	$97,981
Private label mortgage-backed securities	194	7	—	201
Industrial revenue bonds	19,050	—	—	19,050
State of Israel bonds	150	—	—	150
Municipal bonds	6,987	301	—	7,288

Total	$122,211	$2,494	$(35)	$124,670

December 31, 2010:
Government-sponsored and government-guaranteed mortgage-backed securities	$105,312	$936	$(1,203)	$105,045
Private label mortgage-backed securities	388	1	—	389
Industrial revenue bonds	19,050	—	—	19,050
State of Israel bonds	150	—	—	150
Municipal bonds	7,575	65	(248)	7,392

Total	$132,475	$1,002	$(1,451)	$132,026

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2011 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$12,507	$12,958	$1,259	$1,270
Due from one year to five years	111,147	118,567	90,648	92,771
Due from five years to ten years	87,920	91,702	10,139	10,417
Due after ten years	8,623	9,454	20,165	20,212

	$220,197	$232,681	$122,211	$124,670

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists primarily of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored enterprises. The Company also owns $2.6 million of private label residential mortgage-backed securities as a result of its acquisition of CNB Financial Corp. (“CNB”) on November 30, 2009.

Gross unrealized losses and fair values at September 30, 2011 and December 31, 2010 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

At September 30, 2011:
Securities Available for Sale
Debt Securities:
Private label mortgage-backedsecurities	$678	$(21)	$—	$—	1	$678	$(21)
Municipal bonds	710	(13)	—	—	2	710	(13)
Corporate bonds	247	(81)	—	—	1	247	(81)

Total	$1,635	$(115)	$—	$—	4	$1,635	$(115)

Securities Held to Maturity
Government-sponsored andgovernment-guaranteed mortgage-backed securities	$8,267	$(35)	$—	$—	2	$8,267	$(35)

Total	$8,267	$(35)	$—	$—	2	$8,267	$(35)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

At December 31, 2010:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,718	$(281)	$—	$—	1	$4,718	$(281)
Government-sponsored and government-guaranteed mortgage-backed securities	15,343	(129)	—	—	6	15,343	(129)
Private label mortgage-backed securities	—	—	907	(16)	1	907	(16)
Municipal bonds	2,713	(37)	256	(33)	9	2,969	(70)
Corporate bonds	137	(188)	—	—	1	137	(188)

Total	$22,911	$(635)	$1,163	$(49)	18	$24,074	$(684)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$51,839	$(1,203)	$—	$—	14	$51,839	$(1,203)
Municipal bonds	4,960	(248)	—	—	23	4,960	(248)

Total	$56,799	$(1,451)	$—	$—	37	$56,799	$(1,451)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent other-than-temporary impairment as of September 30, 2011. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE F – LOANS

The components of the loan portfolio were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Residential mortgages	$319,157	$295,721
Commercial mortgages	440,521	427,994
Construction	28,928	27,553
Home equity	138,060	138,290
Commercial and industrial	176,188	165,335
Automobile	8,491	11,051
Consumer	7,396	8,167

Total loans	1,118,741	1,074,111
Net deferred loan costs and fees	2,133	2,073
Allowance for loan losses	(10,741)	(9,987)

Loans, net	$1,110,133	$1,066,197

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $44.4 million.

A summary of the activity pertaining to the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	For the Three Months Ended September 30,
							2011	2010
Beginning balance	$3,308	$5,179	$788	$778	$477	$110	$10,640	$9,722
Charge-offs	(630)	—	—	(49)	—	(1)	(680)	(550)
Recoveries	29	—	—	—	—	2	31	23
Provision	743	(27)	(53)	91	4	(8)	750	750

Ending balance	$3,450	$5,152	$735	$820	$481	$103	$10,741	$9,945

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	For the Nine Months Ended September 30,
							2011	2010
Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$9,987	$9,180
Charge-offs	(1,144)	(534)	(28)	(52)	(7)	(5)	(1,770)	(1,275)
Recoveries	234	52	3	—	—	4	293	107
Provision	1,559	634	92	132	(135)	(51)	2,231	1,933

Ending balance	$3,450	$5,152	$735	$820	$481	$103	$10,741	$9,945

Further information pertaining to the allowance for loan losses as of September 30, 2011 and December 31, 2010 is as follows:

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	Total
At September 30, 2011:
Amount of allowance for loan losses for loans deemed to be impaired	$110	$15	$50	$175	$—	$—	$350

Amount of allowance for loan losses for loans collectively evaluated for impairment	$3,240	$5,117	$685	$645	$481	$103	$10,271

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$100	$20	$—	$—	$—	$—	$120

Financing Receivables:
Total loans	$176,188	$440,521	$28,928	$319,157	$138,060	$15,887	$1,118,741

Loans deemed to be impaired	$3,115	$1,420	$1,254	$2,287	$121	$103	$8,300

Loans collectively evaluated for impairment	$172,049	$437,250	$27,674	$316,622	$137,939	$15,784	$1,107,318

Loans acquired with deteriorated credit quality and deemed to be impaired	$1,024	$1,851	$—	$248	$—	$—	$3,123

	Commercial and Industrial	Commercial Real Estate	Commercial & Residential Construction	Residential	Home Equity	Consumer	Total
At December 31, 2010:
Amount of allowance for loan losses for loans deemed to be impaired	$449	$48	$—	$—	$—	$—	$497

Amount of allowance for loan losses for loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$—	$170	$—	$—	$—	$—	$170

Financing Receivables:
Total loans	$165,335	$427,994	$27,553	$295,721	$138,290	$19,218	$1,074,111

Loans deemed to be impaired	$2,885	$5,266	$1,261	$832	$60	$54	$10,358

Loans collectively evaluated for impairment	$162,450	$421,878	$26,292	$294,889	$138,230	$19,164	$1,062,903

Loans acquired with deteriorated credit quality	$—	$850	$—	$—	$—	$—	$850

The following is a summary of past due and non-accrual loans at September 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At September 30, 2011:
Commercial:
Commercial and industrial	$560	$109	$3,151	$3,820	$172,368	$176,188	$—
Commercial real estate	2,491	636	2,277	5,404	435,117	440,521	—
Construction	140	—	1,254	1,394	27,534	28,928	—
Consumer:
Residential real estate	154	1,593	2,535	4,282	314,875	319,157	—
Home equity	362	151	73	586	137,474	138,060	—
Consumer	111	62	103	276	15,611	15,887	—

Total	$3,818	$2,551	$9,393	$15,762	$1,102,979	$1,118,741	$—

At December 31, 2010:
Commercial:
Commercial and industrial	$131	$122	$3,135	$3,388	$161,947	$165,335	$—
Commercial real estate	3,291	1,088	2,864	7,243	420,751	427,994	—
Construction	—	—	552	552	27,001	27,553	—
Consumer:
Residential real estate	7,657	1,001	1,036	9,694	286,027	295,721	—
Home equity	730	223	60	1,013	137,277	138,290	—
Consumer	145	8	55	208	19,010	19,218	—

Total	$11,954	$2,442	$7,702	$22,098	$1,052,013	$1,074,111	$—

The following is a summary of impaired loans at September 30, 2011 and December 31, 2010:

	At September 30, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,318	$1,318	$—	$112	$112	$—
Commercial real estate	2,689	2,689	—	6,246	6,246	—
Construction	1,014	1,014	—	1,282	1,282	—
Residential real estate	1,987	1,987	—	1,036	1,036	—
Home Equity	121	121	—	60	60	—
Consumer	103	103	—	55	55	—

Total	$7,232	$7,232	$—	$8,791	$8,791	$—

With an allowance recorded:
Commercial and industrial	2,611	2,821	210	2,324	2,773	449
Commercial real estate	547	582	35	1,125	1,343	218
Construction	190	240	50	—	—	—
Residential real estate	373	548	175	—	—	—

Total	$3,721	$4,191	$470	$3,449	$4,116	$667

By portfolio segment:
Commercial portfolio segment	$8,369	$8,664	$295	$11,089	$11,756	$667
Consumer portfolio segment	2,584	2,759	175	1,151	1,151	—

Total impaired loans	$10,953	$11,423	$470	$12,240	$12,907	$667

Loans acquired from CNB Financial that are impaired at September 30, 2011, are included in the above table.

The following is a summary of information pertaining to impaired and non-accrual loans:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Average investment in impaired loans
Commercial:
Commercial and industrial	$4,567	$3,533
Commercial real estate	3,126	4,489
Commercial and residential construction	1,153	1,196
Consumer:
Residential real estate	2,032	1,345
Home equity	110	76
Consumer	62	73

Total	$11,050	$10,712

The average investment in impaired loans for the three and nine month periods ended September 30, 2010 was $13.4 million and $14.8 million, respectively.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Interest income recognized on impaired loans
Commercial:
Commercial and industrial	$15	$19
Commercial real estate	27	90
Commercial and residential construction	7	30
Consumer:
Residential real estate	12	33
Home equity	4	5
Consumer	—	2

Total	$65	$179

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Interest income recognized on a cash basis on impaired loans
Commercial:
Commercial and industrial	$15	$19
Commercial real estate	26	89
Commercial and residential construction	4	23
Consumer:
Residential real estate	12	33
Home equity	4	5
Consumer	—	6

Total	$61	$175

The following is a summary of non-accrual loans, at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Commercial:
Commercial and industrial	$4,138	$2,885
Commercial real estate	3,012	4,116
Commercial and residential construction	1,254	1,282
Consumer:
Residential real estate	2,535	1,036
Home equity	121	60
Consumer	103	55

Total	$11,163	$9,434

The following table represents modifications that were deemed to be troubled debt restructures for the nine months ended September 30, 2011:

	For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial:
Commercial and industrial	1	$863	$863
Commercial real estate	1	248	263
Commercial and residential construction	—	—	—
Consumer:
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—

Total	2	$1,111	$1,126

The modification on the commercial and industrial loan provided a twenty month principal moratorium. The modification to the commercial real estate loan provided additional funds to sustain operations. Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures. Any reserve required is recorded through the provision for loan losses.

There were no loan modifications that were troubled debt restructures for the three months ended September 30, 2011.

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial:
Commercial and industrial	—	$—	—	$—
Commercial real estate	1	860	1	860
Commercial and residential construction	—	—	1	872

Consumer:
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total	1	$860	2	$1,732

The defaults on the commercial real estate and commercial construction troubled debt restructures were the result of the borrower’s delinquent loan payment. As of September 30, 2011 the commercial real estate loan was 30-59 days past due and the commercial construction loan was greater than 90 days past due. These loans continue to remain on non-accrual. The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

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

The following table presents the Company’s loan segment by internally assigned grades:

	At September 30, 2011				At December 31, 2010
	Commercial & Industrial	Commercial Real Estate	Construction	Total	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial Portfolio:
Grade:
Pass	$155,591	$409,254	$21,873	$586,718	$141,101	$391,336	$18,315	$550,752
Special Mention	9,014	9,117	1,909	20,040	11,503	13,447	2,678	27,628
Substandard	10,932	22,150	5,146	38,228	12,419	23,211	6,560	42,190
Doubtful	651	—	—	651	312	—	—	312

Total	$176,188	$440,521	$28,928	$645,637	$165,335	$427,994	$27,553	$620,882

	Residential	Home Equity	Consumer	Total	Residential	Home Equity	Consumer	Total
Consumer Portfolio:
Grade:
Pass	$315,732	$137,836	$15,684	$469,252	$293,999	$138,093	$19,155	$451,247
Special Mention	54	—	—	54	59	—	—	59
Substandard	3,371	224	203	3,798	1,663	197	63	1,923
Doubtful	—	—	—	—	—	—	—	—

Total	$319,157	$138,060	$15,887	$473,104	$295,721	$138,290	$19,218	$453,229

The following is a summary of acquired impaired loan information for CNB Financial as of September 30, 2011:

	Contractual Required Payments Receivable	Cash Expected To Be Collected(1)		Non- Accretable Difference	Accretable Yield		Loans Receivable

Balance at acquisition date of November 30, 2009	$5,178	$3,079		$2,099	$13		$3,066
Recognition of additional non-accretable yield	—	(250	)(2)	250	—		—

Balance as of December 31, 2009	5,178	2,829		2,349	13		2,816
2010 Collections	(3,645)	(2,264)		(1,381)	(13)		(2,251)
Transfer to OREO	(393)	(393	)(3)	—	—		(393)
Accretable yield recognized in earnings	—	—		—	(348	)(4)	—

Balance as of December 31, 2010	1,140	172		968	—		172
2011 Collections	(37)	(37)		—	—		(37)
Impairment	—	(135	)(5)	—	—		(135)
Transfer to accretable yield	—	—		(100)	100		—
Accretable yield recognized in earnings	—	—		—	(100)		—

Balance as of September 30, 2011	$1,103	$—		$868	$—		$—

(1)	The Company has not factored any prepayments into the expected cash flows.
(2)	During the third quarter of 2010, the Company increased its non-accretable difference, with a corresponding increase to goodwill, by $250,000, based upon information obtained in the third quarter about conditions existing at the acquisition date.
(3)	The reduction in the carrying amount and the cash expected to be collected was due to one loan that was foreclosed upon and tranferred to OREO. Prior to acquisition of CNB, a portion of this loan was charged off in order to adjust the loan to its fair value; therefore, there was no non-accretable difference recorded against this loan on the aquisition date.
(4)	The transfer from non-accretable yield was due to repayment received in excess of cash expected to be collected, net of selling costs.
(5)	Amount represents a full reserve against the remaiming net book value of the loan due to uncollectibility.

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

Acquired loans that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the acquired loans pool at its carrying value, as well as the related allowance for loan losses, and is classified as a troubled debt restructure. At September 30, 2011, the Company had one acquired loan that was a troubled debt restructure.

NOTE G –COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010

Unused lines of credit	$242,804	$233,403
Amounts due mortgagors	23,264	26,500
Standby letters of credit	4,059	4,382
Commitments to originate loans	31,913	27,068

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of September 30, 2011, the Company has contributed $600,000 to the fund.

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At September 30, 2011, the Company has invested $4.4 million in the fund, which is included in other assets on the Company’s consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits from net operating losses for a period of eight years or until the minimum investment return has been met. Tax benefits in the form of net operating losses are recognized as they are incurred and recorded in non-interest expense.

NOTE H – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Demand	$191,829	$175,996
NOW	44,544	40,922
Savings	243,125	203,165
Money market	289,545	260,573
Certificates of deposit	430,523	462,645

	$1,199,566	$1,143,301

NOTE I – CONTINGENCIES

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. During the third quarter of 2011 the judge issued a ruling in favor of the Bank. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

In addition, the Bank is a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. Level 3 also includes corporate bonds that have fair values derived from unobserable issuer-provided financial information and discounted cash flow models.

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At September 30, 2011
Securities available for sale:
Government-sponsored enterprises	$—	$5,220	$—	$5,220
Government-sponsored and government-guaranteed mortgage-backed securities	—	215,120	—	215,120
Private label mortgage-backed securities	—	2,426	—	2,426
Municipal bonds	—	8,238	—	8,238
Corporate bonds	—	—	1,677	1,677

Total	$—	$231,004	$1,677	$232,681

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2010
Securities available for sale:
Government-sponsored enterprises	$—	$12,502	$—	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	—	180,766	—	180,766
Private label mortgage-backed securities	—	3,170	—	3,170
Municipal bonds	—	7,795	—	7,795
Corporate bonds	—	—	1,619	1,619

Total	$—	$204,233	$1,619	$205,852

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2011 or December 31, 2010.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2011.

Balance at December 31, 2010	$1,619
Change in unrealized gain	58

Balance at September 30, 2011	$1,677

There were no transfers in or out of levels 1 and 2.

The Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and nine months ended September 30, 2011 and 2010.

				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	At September 30, 2011			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$3,722	$—	$(290)	$(350)
Other real estate owned	—	—	630	(100)	(100)
Other assets	—	—	508	(33)	(92)

Total assets	$—	$3,722	$1,138	$(423)	$(542)

				Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	At September 30, 2010			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$11,659	$—	$(544)	$(1,055)
Other real estate owned	—	1,200	—	21	119
Other assets	—	—	545	—	(145)

Total assets	$—	$12,859	$545	$(523)	$(1,081)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is a venture capital investment carried at cost. In the second and third quarter of 2011 management determined that an impairment indicator existed and that the investment suffered impairment that was considered other- than- temporary. The cost basis of the investment was written down by $59,000 in the second quarter and $33,000 in the third quarter to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. In the first quarter of 2010 management determined that a private company stock had suffered impairment that was considered other- than- temporary. The cost basis of the investment was written down by $145,000 to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At September 30, 2011		At December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$28,749	$28,749	$83,069	$83,069
Securities available for sale	232,681	232,681	205,852	205,852
Securities held to maturity	122,211	124,670	132,475	132,026
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,110,133	1,150,153	1,066,197	1,091,165
Financial Liabilities:
Deposits (with no stated maturity)	769,043	769,043	680,656	680,656
Time deposits	430,523	438,357	462,645	469,717
Federal Home Loan Bank of Boston advances	121,157	125,186	153,307	155,945
Repurchase agreements	36,632	36,810	41,029	40,403
Subordinated debentures	5,516	5,516	5,448	5,448

NOTE K – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (SERP) and a Director Retirement Plan. These plans had no assets at September 30, 2011 and 2010. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan

Periodic benefit cost:
Service cost	$84	$23	$80	$17	$251	$70	$240	$52
Interest cost	46	14	44	10	139	42	132	31

Total pension cost	130	37	124	27	390	112	372	83
Prior service cost amortization	35	9	29	9	104	27	86	27
Net loss amortization	—	3	—	—	—	8	—	—

Net periodic benefit cost	$165	$49	$153	$36	$494	$147	$458	$110

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain, and from time to time, the Company may disclose, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes factors that could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates and real estate values, changes in the size, composition or risks in the loan portfolio, loan or deposit demand, changes in asset quality, including levels of delinquent, classified and charged-off loans, legislative, accounting or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased $21.7 million, or 1.4%, to $1.61 billion at September 30, 2011 from $1.58 billion at December 31, 2010 reflecting growth in securities available for sale, net loans and bank owned life insurance, partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Securities available for sale increased $26.8 million, or 13.0%, to $232.7 million at September 30, 2011 from $205.9 million at December 31, 2010 primarily due to purchases of fixed-rate agency mortgage-backed securities totaling $69.4 million, partially offset by sales, calls and repayments of government-sponsored agency debt and mortgage-backed securities of $46.0 million. Net loans increased $43.9 million, or 4.1%, to $1.11 billion at September 30, 2011 from $1.07 billion at December 31, 2010 reflecting growth of $23.4 million, or 7.9% in residential loans, $12.5 million, or 2.9% in commercial mortgages and $10.9 million, or 6.6%, in commercial loans. The increase in residential loans was due to originations of 10- and 15-year loans as a result of promotional efforts and continued lower market interest rates, partially offset by payments and sales of 30-year fixed rate loan originations. Commercial mortgage and commercial loan growth was primarily attributable to business development efforts, competitive products and pricing and the establishment of a loan production office in Beverly, Massachusetts during the second quarter of 2011. Bank owned life insurance increased $11.1 million, or 38.0%, reflecting an additional investment of $10.0 million in the second quarter of 2011. Interest-bearing deposits decreased $60.9 million, or 83.5%, reflecting the use of excess cash to fund purchases of available for sale securities and pay down maturing FHLBB advances. Securities held to maturity decreased $10.3 million, or 7.7%, as a result of repayments of government-sponsored agency debt and mortgage-backed securities.

Total deposits increased $56.3 million, or 4.9%, to $1.20 billion at September 30, 2011 compared to $1.14 billion at December 31, 2010 primarily due to growth in core deposits accounts of $88.4 million, or 13.0%, to $769.0 million at September 30, 2011 from $680.7 million at December 31, 2010. The growth in core deposit account balances was driven by competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $32.1 million, or 6.9%, to $430.5 million at September 30, 2011 compared to $462.6 million at December 31, 2010 as a result of customers preference for savings and money market accounts due to the low rate environment. Long-term debt decreased $40.2 million, or 23.2%, to $133.2 million at September 30, 2011 compared to $173.3 million at December 31, 2010 mainly due to the use of excess cash balances to pay down FHLBB advances. At September 30, 2011, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity increased $4.2 million, or 1.9%, to $226.8 million at September 30, 2011 from $222.6 million at December 31, 2010 as a result of net income of $8.2 million, other comprehensive income of $2.2 million, stock-based compensation credits totaling $1.5 million and ESOP compensation credits of $831,000. These increases were partially offset by repurchases of common stock totaling $4.8 million and cash dividend payments amounting to $3.7 million.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $11.2 million, or 1.0% of total loans, at September 30, 2011 compared to $9.4 million, or 0.88% of total loans, at December 31, 2010. The increase within non-accrual loans was attributable to the addition of $1.5 million in residential real estate loans and $1.3 million in commercial and industrial loans. Classified loans totaled $62.8 million at September 30, 2011 and include fifteen relationships which represent 57% of the total. Construction loans for one- to four-family home or condominium development represent 11% of total classified assets, a slight decrease from 13% at December 31, 2010. Of the $2.5 million in other real estate owned, $1.3 million is under a sales contract with a closing expected in the fourth quarter of 2011. Refer to “Note F – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about credit quality.

At September 30, 2011, the ratio of the allowance for loan losses to total loans was 0.96% compared to 0.93% at December 31, 2010. Excluding the impact of acquired loans totaling $175.5 million at September 30, 2011 and $231.2 million at December 31, 2010, the ratio of the allowance for loan losses to total loans would have been 1.14% at September 30, 2011 and 1.18% at December 31, 2010. Net charge-offs totaled $1.5 million, or 0.18% of average loans outstanding, for the nine months ended September 30, 2011 as compared to net charge-offs of $1.2 million, or 0.14% of average loans outstanding, for the same period in 2010 and consisted primarily of commercial loans. Refer to “Note F – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

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

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, wealth management fees, increases in the cash surrender value of bank-owned life insurance, gain (loss) on sale of loans and securities, impairment charges on securities and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, occupancy, marketing, data processing, professional fees, FDIC insurance assessments, low income housing tax credit fund and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income. Net income increased $408,000, or 15.2%, to $3.1 million for the third quarter of 2011 compared to net income of $2.7 million for the same period in 2010 reflecting growth in net interest income and non-interest income as well as a lower effective tax rate, offset in part by increased non-interest expense. Diluted earnings per share increased $0.02, or 11% to $0.20 for the three months ended September 30, 2011 from the same period last year due to improved earnings.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$318,705	$3,894	4.89%	$316,354	$4,219	5.33%
Commercial real estate	467,735	6,940	5.93%	461,793	7,461	6.46%
Home equity	139,091	1,345	3.87%	140,273	1,426	4.07%
Commercial and industrial	171,187	2,120	4.95%	151,786	1,992	5.25%
Consumer and other	16,954	230	5.43%	21,653	308	5.69%

Total loans(2)	1,113,672	14,529	5.22%	1,091,859	15,406	5.64%
Investment securities	358,929	3,249	3.62%	298,335	2,972	3.98%
Other interest-earning assets	31,339	22	0.28%	56,953	17	0.12%

Total interest-earning assets	1,503,940	17,800	4.73%	1,447,147	18,395	5.08%
Noninterest-earning assets(3)	101,904			86,342

Total assets	$1,605,844			$1,533,489

Interest-bearing liabilities:
Savings accounts	$240,101	425	0.71%	$191,965	415	0.86%
Money market accounts	276,718	477	0.69%	247,178	564	0.91%
NOW accounts	41,471	36	0.35%	37,194	48	0.52%
Certificates of deposit	434,283	2,076	1.91%	447,010	2,474	2.21%

Total interest-bearing deposits	992,573	3,014	1.21%	923,347	3,501	1.52%
FHLB advances	132,544	1,080	3.26%	155,987	1,408	3.61%
Other interest-bearing liabilities	48,153	307	2.55%	48,626	319	2.62%

Total interest-bearing liabilities	1,173,270	4,401	1.50%	1,127,960	5,228	1.85%
Demand deposits	193,957			172,417
Other noninterest-bearing liabilities	10,339			10,117

Total liabilities	1,377,566			1,310,494
Stockholders’ equity	228,278			222,995

Total liabilities and stockholders’ equity	$1,605,844			$1,533,489

Net interest income		$13,399			$13,167

Interest rate spread(4)			3.23%			3.23%
Net interest-earning assets(5)	$330,670			$319,187

Net interest margin(6)			3.56%			3.64%
Average interest-earning assets to average interest-bearing liabilities			128.18%			128.30%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$31	$(356)	$(325)
Commercial real estate	95	(616)	(521)
Home equity	(12)	(69)	(81)
Commercial and industrial	245	(117)	128
Consumer and other	(65)	(13)	(78)

Total loans	294	(1,171)	(877)
Investment securities	566	(289)	277
Other interest-earning assets	(11)	16	5

Total interest-earning assets	849	(1,444)	(595)

Interest-bearing liabilities:
Savings accounts	93	(83)	10
Money market accounts	62	(149)	(87)
NOW accounts	5	(17)	(12)
Certificates of deposit	(68)	(330)	(398)

Total interest-bearing deposits	92	(579)	(487)
FHLB advances	(199)	(129)	(328)
Other interest-bearing liabilities	(3)	(9)	(12)

Total interest-bearing liabilities	(110)	(717)	(827)

Change in net interest income	$959	$(727)	$232

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $232,000, or 1.8%, to $13.4 million for the third quarter of 2011 from $13.2 million for the same period in 2010 as a result of higher average interest-earning assets partially reduced by net interest margin compression. Total average interest-earning assets increased $56.8 million, or 3.9%, to $1.50 billion for the three months ended September 30, 2011, mainly due to growth in investment securities and commercial loan balances, partially offset by lower interest-earning cash balances. The net interest margin decreased 8 basis points to 3.56% for the three months ended September 30, 2011 from 3.64% for the same period in 2010 due to the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment, and to a lesser extent, a decrease of $33,000 in amortization of certain acquisition accounting adjustments to $401,000 for the third quarter of 2011 from $434,000 for the same period in 2010. These items were partially offset by lower funding costs and a decrease in funds held in lower-yielding cash equivalents.

Interest Income. Interest income decreased $595,000, or 3.2%, to $17.8 million for the three months ended September 30, 2011 from $18.4 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 35 basis points to 4.73% for the third quarter of 2011 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $827,000, or 15.8%, to $4.4 million for the three months ended September 30, 2011 from $5.2 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 35 basis points to 1.50% for the three months ended September 30, 2011 reflecting the repricing of savings, money market, NOW accounts and certificate of deposit balances in response to the lower interest rate environment, partially offset by a $31,000 increase in interest expense as a result of a decrease in amortization of certain fair value deposits and borrowings accounting adjustments to $155,000 in the third quarter of 2011 from $186,000 for the same period in 2010. Average interest-bearing liabilities increased $45.3 million, or 4.0%, to $1.17 billion for the three months ended September 30, 2011 from $1.13 billion for the prior year period reflecting growth in interest-bearing deposits attributable to attractive products, competitive pricing and excellent customer service, partially offset by a decrease in average FHLBB advances as a result of payoffs.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses was $750,000 for the three months ended September 30, 2011 and for the same period in 2010. The allowance for loan losses was $10.7 million, or 0.96% of loans outstanding at September 30, 2011. Excluding the impact of acquired loans, the ratio of the allowance for loan losses to total loans would have been 1.14%.

Non-interest Income. Non-interest income increased $320,000, or 15.2%, to $2.4 million for the third quarter of 2011 from $2.1 million for the same period in 2010. Excluding a $33,000 impairment charge on a cost method investment in 2011 and a $189,000 loss on sales of securities in 2010, non-interest income would have increased $164,000, or 7.2%. Bank owned life insurance income increased $128,000, or 37.6%, due to the purchase of an additional $10.0 million investment in the second quarter of 2011. Fee income on depositor’s accounts increased $125,000, or 9.7%, reflecting growth in transaction accounts and volume. Wealth management income increased $50,000, or 25.3%, as a result of growth in assets under management and annuity sales. These positive results were partially offset by a $161,000 reduction in gains from loan sales to $51,000 for the third quarter of 2011 from $212,000 for the same period in 2010 in connection with a decrease in the volume of loan sales.

Non-interest Expense. Non-interest expense increased $545,000, or 5.2%, to $11.0 million for the third quarter of 2011 from $10.5 million in the same period last year. Other expenses increased $371,000, or 28.8%, due in part to growth of $129,000 in other real estate owned costs and $75,000 in write-downs of mortgage servicing rights. Low income housing tax credit fund writedowns totaled $232,000 for the third quarter of 2011 compared to zero in the prior year period as the initial investment in the fund occurred during the fourth quarter of 2010. The Company expects to record additional writedowns each quarter due to the accounting standard requirements for investment in tax credits without a guaranteed return. Professional services expense increased $142,000, or 32.9%, related to higher legal expenses incurred in connection with litigation which was favorably settled in the third quarter of 2011 and other corporate activities. Salaries and benefits increased $57,000, or 0.9%, primarily due to annual wage increases and staffing costs related to the new loan production office opened in 2011, offset to a large extent by lower stock-based compensation and an increase in deferred origination expenses. These increases were partially offset by a $128,000, or 35.1%, decrease in FDIC premium expense which reflects the positive impact of the new assessment calculation that became effective April 1, 2011, a decrease in data processing costs of $62,000, or 6.1%, mainly attributable to lower data processing charges and a decrease in marketing expenses of $60,000, or 15.0%, reflecting a decrease in the usage of direct mail for the third quarter of 2011.

Income Tax Expense. Income tax expense decreased $401,000, or 28.9%, to $986,000 for the third quarter of 2011 from $1.4 million in the same period last year primarily due to a lower effective tax rate. The effective tax rate decreased from 34.1% in the third quarter of 2010 to 24.2% for the third quarter of 2011 largely as a result of tax credits from an investment in a low income housing tax credit fund and an increase in tax exempt municipal investment income in 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Net Income. Net income for the nine months ended September 30, 2011 amounted to $8.2 million, or $0.54 per diluted share, compared to $7.4 million, or $0.48 per diluted share, for the same period in 2010. The 2011 results were impacted by a decrease in net interest income, a higher provision for loan losses, increases in non-interest income and expense, and a lower effective tax rate.

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

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$316,824	$11,806	4.97%	$327,801	$13,272	5.40%
Commercial real estate	461,622	20,709	5.98%	459,642	21,486	6.23%
Home equity	138,457	3,982	3.83%	139,236	4,308	4.13%
Commercial and industrial	167,732	6,476	5.15%	151,948	6,236	5.47%
Consumer and other	18,039	746	5.51%	22,831	965	5.64%

Total loans(2)	1,102,674	43,719	5.29%	1,101,458	46,267	5.60%
Investment securities	352,467	9,827	3.72%	298,684	9,386	4.19%
Other interest-earning assets	47,336	100	0.28%	43,146	35	0.11%

Total interest-earning assets	1,502,477	53,646	4.76%	1,443,288	55,688	5.14%
Noninterest-earning assets(3)	93,508			86,345

Total assets	$1,595,985			$1,529,633

Interest-bearing liabilities:
Savings accounts	$228,488	1,273	0.74%	$181,289	1,248	0.92%
Money market accounts	269,498	1,476	0.73%	231,683	1,568	0.90%
NOW accounts	40,670	116	0.38%	37,795	147	0.52%
Certificates of deposit	445,111	6,640	1.99%	458,314	7,420	2.16%

Total interest-bearing deposits	983,767	9,505	1.29%	909,081	10,383	1.52%
FHLB advances	139,491	3,627	3.47%	172,151	4,371	3.39%
Other interest-bearing liabilities	50,018	942	2.51%	50,785	984	2.58%

Total interest-bearing liabilities	1,173,276	14,074	1.60%	1,132,017	15,738	1.85%
Demand deposits	186,714			164,137
Other noninterest-bearing liabilities	10,101			9,583

Total liabilities	1,370,091			1,305,737
Stockholders’ equity	225,894			223,896

Total liabilities and stockholders' equity	$1,595,985			$1,529,633

Net interest income		$39,572			$39,950

Interest rate spread(4)			3.16%			3.29%
Net interest-earning assets(5)	$329,201			$311,271

Net interest margin(6)			3.51%			3.69%
Average interest-bearing assets to average interest-bearing liabilities			128.06%			127.50%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$(434)	$(1,032)	$(1,466)
Commercial real estate	93	(870)	(777)
Home equity loans	(24)	(302)	(326)
Commercial and industrial	624	(384)	240
Consumer and other	(199)	(20)	(219)

Total loans	60	(2,608)	(2,548)
Investment securities	1,573	(1,132)	441
Other interest-earning assets	3	62	65

Total interest-earning assets	1,636	(3,678)	(2,042)

Interest-bearing liabilities:
Savings accounts	289	(264)	25
Money market accounts	233	(325)	(92)
NOW accounts	10	(41)	(31)
Certificates of deposit	(209)	(571)	(780)

Total interest-bearing deposits	323	(1,201)	(878)
FHLB advances	(847)	103	(744)
Other interest-bearing liabilities	(15)	(27)	(42)

Total interest-bearing liabilities	(539)	(1,125)	(1,664)

Change in net interest income	$2,175	$(2,553)	$(378)

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $378,000, or 0.9%, to $39.6 million for the nine months ended September 30, 2011 from $40.0 million for the comparable 2010 period as a result of net interest margin compression partially offset by an increase in average interest earning assets. Net interest margin decreased 18 basis points to 3.51% for the nine months ended September 30, 2011 from 3.69% for the prior year period primarily attributable to a decrease of $538,000 in amortization of certain acquisition accounting adjustments to $1.3 million for the 2011 period from $1.9 million for the same period in 2010, and the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment. These items were partially offset by lower funding costs. Total average interest-earning assets increased $59.2 million, or 4.1%, to $1.50 billion for the nine months ended September 30, 2011 mainly due to growth in investment securities.

Interest Income. Interest income decreased $2.0 million, or 3.7%, to $53.6 million for the nine months ended September 30, 2011 from $55.7 million for the prior year period due to a decrease in the yield on earning assets partially offset by an increase in average interest-earning assets. The yield on average interest-earning assets decreased by 38 basis points to 4.76% in connection with the lower interest rate environment and a reduction of $61,000 in the accretion of certain loan fair value accounting adjustments to $864,000 for the nine months ended September 30, 2011 from $925,000 for the same period in 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $1.7 million, or 10.6%, to $14.1 million for the nine months ended September 30, 2011 from $15.7 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 25 basis points to 1.60% for the nine months ended September 30, 2011 reflecting the repricing of savings, money market, NOW accounts and certificate of deposit balances in response to the lower interest rate environment, partially offset by a $477,000 decrease in the amortization of certain fair value deposits and borrowings accounting adjustments to $470,000 for the nine months ended September 30, 2011 from $947,000 for the same period in 2010. Average interest-bearing liabilities increased $41.3 million, or 3.6%, to $1.17 billion for the nine months ended September 30, 2011 from $1.13 billion for the prior year period reflecting growth of $74.7 million, or 8.2%, in interest-bearing deposits attributable to attractive products, competitive pricing and excellent customer service. The increase in average interest-bearing deposits was offset in part by a reduction of $32.7 million, or 19.0%, in average FHLBB advances as a result of paydowns.

Provision for Loan Losses. The provision for loan losses increased $298,000, or 15.4%, to $2.2 million for the nine months ended September 30, 2011 primarily as a result of an increase in reserves for classified and impaired loans and growth in net loan originations.

Non-interest Income. Non-interest income increased $424,000, or 6.7%, to $6.8 million for the nine months ended September 30, 2011. Excluding impairment charges of $92,000 in 2011 and $145,000 in 2010, as well as losses on sales of securities totaling $189,000 in 2010, non-interest income would have increased $182,000, or 2.7%. Wealth management income increased $199,000, or 39.6%, as a result of growth in commissions from annuity sales and fees from assets under management. Bank-owned life insurance increased $166,000, or 16.2%, due to the purchase of $10.0 million of insurance policies in the second quarter of 2011. Fee income on depositor’s accounts increased $79,000, or 2.0%, as a result of growth in transaction accounts and transactions. These items were offset in part by a $285,000 reduction in gains from sales of loans due to a lesser volume of loan sales.

Non-interest Expense. Non-interest expense increased $239,000, or 0.7%, to $33.3 million for the nine months ended September 30, 2011 from $33.1 million for the prior year period. Excluding acquisition-related expenses totaling $1.1 million for nine months ended September 30, 2010, non-interest expense would have increased $1.4 million, or 4.3%. Total salaries and benefits increased $694,000, or 3.8%, mainly driven by annual wage increases, staffing costs for a new loan production office opened in 2011 and higher ESOP expense due to an increased stock price. Low income housing tax credit fund writedowns totaled $627,000 for the nine months ended September 30, 2011 compared to zero in the prior year period as the initial investment in the fund occurred during the fourth quarter of 2010. Other expenses increased $410,000, or 9.8%, primarily as a result of higher levels of other real estate owned costs, write-downs of mortgage servicing rights and branch related expenses. Professional services expenses increased $311,000, or 23.4%, in connection with expanded legal costs incurred in connection with litigation, which was favorably settled in the third quarter of 2011, and other corporate activities. These items were partially offset by a $294,000, or 26.6%, decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation which was effective April 1, 2011. In addition, marketing expenses decreased $160,000, or 10.1%, reflecting the cost of promotional activities in 2010 to support the Company’s entry into the Worcester market and a decrease in the usage of direct mail in 2011.

Income Tax Expense. Income tax expense decreased $1.3 million to $2.6 million for nine months ended September 30, 2011 from $3.9 million for the comparable 2010 period primarily due to a lower effective tax rate. The effective tax rate decreased from 34.7% in the 2010 period to 23.9% for the nine months ended September 30, 2011 largely as a result of tax credits from an investment in a low income housing tax credit fund and an increase in tax exempt municipal investment income in 2011.

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, the largest portion of which are mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and meets at least quarterly to review our asset/liability policies and IRR position.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at September 30, 2011 and December 31, 2010.

Net Interest Income At-Risk
Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (September 30, 2011)	Estimated Increase (Decrease) in NII (December 31, 2010)
-100	(4.0)%	(1.1)%
Stable	0.0%	0.0%
+200	1.3%	0.5%

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

Economic Value of Equity Simulation Analysis. The computation of amounts by which the net present value of an institution’s cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The model has estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, a net portfolio value calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

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

	September 30, 2011
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$ 167,151	$ (65,235)	(28)%	11.07%	(322)
+200	199,399	(32,987)	(14)	12.82	(147)
+100	221,747	(10,638)	(5)	13.91	(38)
0	232,386			14.29
-100	239,751	7,366	3	14.52	23

	December 31, 2010
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$ 146,150	$ (64,887)	(31)%	9.99%	(334)
+200	170,561	(40,475)	(19)	11.34	(198)
+100	193,589	(17,448)	(8)	12.53	(80)
0	211,036			13.32
-100	227,944	16,908	8	14.11	78

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at September 30, 2011 and December 31, 2010, in the event of a 300 basis point increase in interest rates, we would experience a 28% and 31%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at September 30, 2011 and December 31, 2010, we would experience a 3% and 8%, respectively, increase in economic value of equity due to estimated growth in residential and commercial mortgage loan portfolios and mortgage-backed securities portfolio.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At September 30, 2011, our liquidity ratio was 20.39%, compared to 22.15% at December 31, 2010.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $28.7 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $232.7 million and $122.2 million, respectively, at September 30, 2011. In addition, at September 30, 2011, we had the ability to borrow a total of approximately $394.2 million from the FHLBB. On that date, we had $119.6 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2011, we had $31.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $242.8 million in unused lines of credit to borrowers, $4.1 million in standby letters of credit and $23.3 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2011 totaled $239.8 million, or 20.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2011, we originated $203.7 million of loans and purchased $77.8 million of securities. In the comparable 2010 period, we originated $158.3 million of loans and purchased $68.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $56.3 million and $70.7 million for the nine months ended September 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $32.2 million and $53.0 million during the nine months ended September 30, 2011 and 2010, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down FHLBB advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at September 30, 2011 and $2.0 million at December 31, 2010, was approximately $262.6 million at September 30, 2011 and $219.9 million at December 31, 2010. At September 30, 2011 and December 31, 2010, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $64.9 million at September 30, 2011.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. United Financial also repurchases shares of its common stock. At September 30, 2011, United Financial had liquid assets of $8.3 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Contractual Obligations:
Certificates of deposit	$239,793	$145,988	$44,719	$—	$430,500
Federal Home Loan Bank advances	21,540	45,604	29,432	23,000	119,576
Repurchase agreements	16,632	—	—	20,000	36,632
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	4,059	—	—	—	4,059
Operating leases	1,065	1,902	1,699	3,688	8,354
Capitalized leases	406	812	813	6,051	8,082
Future benefits to be paid under retirement plans	25	3,432	233	5,628	9,318

Total	$283,520	$197,738	$76,896	$66,099	$624,253

Commitments:
Commitments to extend credit	$302,040	$—	$—	$—	$302,040
Commitment to invest in venture capital fund	400	—	—	—	400
Commitment to invest in low income tax credit fund	3,853	1,022	—	—	4,875

Total	$306,293	$1,022	$—	$—	$307,315

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework

As of September 30, 2011:
Total risk-based capital	16.61%	8.00%	10.00%
Tier 1 risk-based capital	15.73%	4.00%	6.00%
Tier 1 (core) capital	12.11%	4.00%	5.00%
Tangible equity	12.11%	1.50%	N/A
As of December 31, 2010:
Total risk-based capital	16.34%	8.00%	10.00%
Tier 1 risk-based capital	15.49%	4.00%	6.00%
Tier 1 (core) capital	11.53%	4.00%	5.00%
Tangible equity	11.53%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. A trial was held in the third quarter of 2011 and the judge ruled in the Bank’s favor. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

In addition, the Bank is a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results, should be carefully considered. At September 30, 2011, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K. In addition, the risks described in our Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2011.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2011.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2011	—		$—	—	742,506
August 1 - 31, 2011	164,709	(2)	15.27	154,500	588,006
September 1 - 30, 2011	154,400		14.58	154,400	433,606

Total	319,109		$14.94	308,900

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed.
(2)	Includes the withholding of 10,209 shares at $15.12 per share as payment of taxes due upon the vesting of the restricted stock awards under the United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: November 7, 2011	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer