Form 10-K
period 2011-12-31
United Financial Bancorp, Inc.
filed 2012-03-12
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐.

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

    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2011, as reported by the NASDAQ Global Select Market, was approximately $222.0 million.

As of March 5, 2012, 15,670,678 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders dated March 15, 2012 are incorporated by reference into Part III of this 10-K.

PART I

ITEM 1.	BUSINESS

Terminology

As used in this Annual Report, unless we specify otherwise, terms such as “we,” “us,” and “our” refer to United Financial Bancorp, Inc., a Maryland corporation, or United Bank, a federal savings bank and the wholly owned subsidiary of United Financial Bancorp, Inc., as indicated by the context.

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. Additional factors are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

United Financial Bancorp, Inc.

United Financial Bancorp, Inc. (the “Company”), a Maryland corporation incorporated in 2007, is the holding company for United Bank. The Company’s assets consist of its investment in United Bank and its liquid investments. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank.

In 2007, the Company sold 9,564,570 shares of its common stock in connection with the “second-step” conversion from mutual to stock form of United Financial Bancorp, MHC, a Federal mutual corporation. In connection with the offering, each public stockholder of United Financial Bancorp, Inc., a Federal corporation, (“United Financial—Federal”) received 1.04079 shares of the common stock of the Company in exchange for each share of United Financial—Federal. The Company contributed $45.1 million of the net proceeds of the offering to United Bank.

On November 30, 2009, the Company completed its acquisition of CNB Financial Corp. (“CNB Financial”), the holding company for Commonwealth National Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of CNB Financial consisted of 943,376 shares of Company common stock and $12,639,495 in cash. Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24.8 million. As a result of this transaction, the Company added six branches, $289.3 million in assets, $242.9 million in loans and $195.2 million in deposits to its franchise.

The Company is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions. We also may borrow funds for reinvestment in United Bank.

The Company’s cash flows depend on earnings from interest-earning deposits and any dividends received from United Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers only certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

The Company’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and its telephone number is 413-787-1700.

United Bank

United Bank is a federally chartered savings bank headquartered in West Springfield, Massachusetts. United Bank was originally founded in 1882, as a Massachusetts-chartered cooperative bank. Over the years, United Bank has grown through internal growth as well as through a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994 and the 2009 merger with Commonwealth National Bank as described above. In February 2004, United Bank converted to a federal savings bank and, in April 2004, reorganized into the two-tier mutual holding company structure. In July 2005, United Bank completed a minority public stock offering through its holding company, United Financial-Federal raising net proceeds of $74.8 million.

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts and our sixteen branch offices located in our Springfield Region (Agawam, Chicopee, East Longmeadow, Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield and Westfield, Massachusetts as well as our Express Drive-Up branch in Northampton, Massachusetts) and six branches in the Worcester Region (West Boylston, Whitinsville, Worcester and Shrewsbury, Massachusetts). We invest those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of our 20 and 30 year fixed-rate one- to four-family residential loan production in the secondary market, for strategic reasons, including interest rate risk management objectives. Occasionally, we will also enter into loan participations with other financial institutions. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

United Bank’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and our telephone number is 413-787-1700.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.bankatunited.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

We are headquartered in West Springfield, Massachusetts. Our primary market area for generating deposits is concentrated in the communities surrounding our main and branch offices. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. These facilities are located in West Springfield and Northampton. Our primary lending area is significantly broader than our deposit market area and includes all of Hampden and Hampshire Counties in Western Massachusetts, Northern Connecticut and Worcester County, Massachusetts. At December 31, 2011, 91.9% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

Springfield Region.    The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. According to a recent census report, West Springfield’s estimated 2010 population was approximately 28,391 and the estimated 2010 population for Hampden and Hampshire Counties was 463,490 and 158,050, respectively. During the past eight years, the populations of Hampden and Hampshire Counties increased by 1.59% and 3.83%, respectively, while the population of the Commonwealth of Massachusetts increased by 3.13%. During the same period, the number of households in Hampden and Hampshire Counties increased by 2.65% and 4.84%, respectively.

The economy of the Springfield Region has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, Mass Mutual Financial Group, Big Y Supermarkets, Hasbro Games, Peter Pan Bus Lines, Westover Air Force Base, Smith & Wesson, Yankee Candle and Verizon. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals and a variety of wholesale and retail trade businesses. The Springfield Region also enjoys a strong tourism business with attractions such as Six Flags amusement park, the Eastern States Exposition, called “New England’s Great State Fair,” the Basketball Hall of Fame and several other notable cultural and recreational areas. According to recent census data, per capita and median household income for Hampden County was $23,945 and $46,447, respectively, in 2010, lower than the Commonwealth of Massachusetts ($33,203 and $62,072) and the United States ($26,059 and $50,046). 2010 per capita and median household income for Hampshire County was $28,287 and $58,449 respectively.

The Springfield Region has been showing improvement during the past two years. The unemployment rate in Hampden County decreased from 9.7% in December 2010 to 7.9% in November 2011, which is higher than the unemployment rates for Massachusetts as a whole (6.4%) and lower than the United States (8.5%).

Worcester Region.    Located one hour from our corporate headquarters in West Springfield, the city of Worcester is located 30 minutes from Boston’s MetroWest area and adjacent to the I-495 Corridor. Worcester is the second largest city in New England with an estimated population of 181,045 in 2010. Worcester County’s 2010 population was 798,552, a 6.34% increase from 2000. Households in Worcester County grew from 283,927 in 2000 to 303,080 in 2010, an increase of 6.75%. United Bank’s Worcester Region Headquarters is located at 33 Waldo Street in Worcester.

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

According to recent census data, per capita and median household income for Worcester County, 2010 per capital and median household income was $29,316 and $62,072. The unemployment rate in Worcester County decreased from 8.8% in December 2010 to 6.9% in November, 2011.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, the latest date for which information is available, our market share of deposits represented 12.10%, 1.64% and 1.44% of deposits in Hampden, Hampshire and Worcester Counties, Massachusetts, respectively.

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

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of home equity, commercial real estate and commercial and industrial loans. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of our 20 and 30 year fixed-rate one- to four-family residential loan production in the secondary market, for strategic reasons, including interest rate risk management objectives. At December 31, 2011 and 2010 we had $53,000 and no loans held for sale, respectively.

Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One- to four-family	$314,839	28.06%	$295,721	27.53%	$343,300	30.59%	$356,428	40.96%	$339,470	41.16%
Commercial	450,180	40.13%	427,994	39.85%	409,680	36.51%	248,457	28.55%	214,776	26.04%
Construction (1)	30,271	2.70%	27,553	2.57%	48,808	4.35%	32,082	3.69%	42,059	5.10%
Home equity	135,518	12.08%	138,290	12.87%	137,371	12.24%	120,724	13.87%	116,241	14.10%
Commercial and industrial	176,086	15.69%	165,335	15.39%	159,437	14.21%	84,919	9.76%	81,562	9.89%
Automobile	7,843	0.70%	11,051	1.03%	14,729	1.31%	17,332	1.99%	22,461	2.72%
Other consumer	7,142	0.64%	8,167	0.76%	8,916	0.79%	10,334	1.19%	8,126	0.99%

Total loans	$1,121,879	100.00%	$1,074,111	100.00%	$1,122,241	100.00%	$870,276	100.00%	$824,695	100.00%

Other items:
Net deferred loan costs and fees	2,194		2,073		2,355		2,395		2,136
Allowance for loan losses	(11,132)		(9,987)		(9,180)		(8,250)		(7,714)

Total loans, net	$1,112,941		$1,066,197		$1,115,416		$864,421		$819,117

(1)	Includes $28,648, $24,833, $45,615, $30,161 and $$33,603 of commercial construction loans at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential		Commercial Real Estate		Construction		Home Equity		Commercial and Industrial		Automobile		Other Consumer		Total (1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending
after December 31, 2011:
One year or less	$413	6.49%	$27,063	5.83%	$14,383	5.20%	$1,265	3.62%	$10,217	4.83%	$395	5.58%	$44	4.08%	$53,780	5.42%
More than one to five years	3,349	5.66%	130,150	5.70%	1,320	5.48%	5,933	5.49%	55,713	5.16%	7,448	4.46%	916	4.39%	204,829	5.49%
More than five years	310,647	4.81%	294,217	5.69%	14,827	4.48%	128,740	3.77%	110,725	4.38%	-	0.00%	6,184	8.41%	865,340	4.92%

Total	$314,409	4.82%	$451,430	5.70%	$30,530	4.86%	$135,938	3.84%	$176,655	4.65%	$7,843	4.52%	$7,144	7.87%	$1,123,949	5.05%

(1)	Excludes the fair value adjustment balance of $2.1 million recorded in connection with the acquisition of CNB Financial.

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate	$292,706	$21,290	$313,996
Commercial real estate	225,163	199,204	424,367
Construction	5,280	10,867	16,147
Home equity	27,458	107,215	134,673
Commercial and industrial	69,498	96,940	166,438
Automobile	7,448	-	7,448
Other consumer	7,100	-	7,100

Total loans	$634,653	$435,516	$1,070,169

One- to Four-Family Residential Mortgage Loans.    One of our primary lending activities consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area. At December 31, 2011, $314.8 million, or 28.1% of our loan portfolio, consisted of one- to four-family residential mortgage loans. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of our 20 and 30 year fixed-rate one- to four-family residential loan production in the secondary market, for strategic reasons, including interest rate risk management objectives. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance or government guarantees required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction based on updated appraisal information.

Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2011, we originated $92.5 million of fixed rate one- to four-family residential loans and $1.5 million of adjustable-rate one- to four-family residential loans. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2011, $21.6 million, or 6.8%, of our one- to four-family residential mortgage loans had adjustable rates of interest.

In an effort to provide financing for low- and moderate-income home buyers, we offer a variety of programs to qualified borrowers. These programs include Veterans Administration (VA), Federal Housing Administration (FHA), Massachusetts Housing Financing Agency (MHFA) and several other programs that we have developed in-house. These loans are offered with fixed rates of interest, terms of up to 30 years and are secured by one-to four-family residential properties. All of these loans are originated using agency underwriting guidelines. These loans may be originated in amounts with loan-to-value ratios up to 100%. Private mortgage insurance or government guarantees are required for loans with loan-to-value ratios over 80%. We also offer our own first-time homebuyer loans to qualified individuals. These loans are offered with terms of up to 30 years and fixed or adjustable rates of interest, which may be discounted, and the applicant may not be required to pay certain loan origination fees.

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

Commercial Real Estate Loans.    We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities mainly located in our primary market area. At December 31, 2011, commercial real estate mortgage loans totaled $450.2 million, or 40.1% of our total loans, compared to $428.0 million, or 39.9% of our total loans at December 31, 2010. Our real estate underwriting policies provide that such loans may be made in amounts up to 85% of the appraised value of the property, though such loans are generally limited to 80% of the appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2011, was $31.0 million. Our commercial real estate loans may be made with terms of up to 25 years though generally loan terms do not exceed 10 years and loan amortization periods do not exceed 20 years. Commercial real estate loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to rates published by the Federal Home Loan Bank of Boston. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants. We generally require that the properties securing these real estate loans have stabilized debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals unless certain LTV and debt service coverage thresholds are met.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require commercial borrowers with loans in excess of $250,000 to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide us with an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate relationship in our portfolio at December 31, 2011 was a combination of loans totaling $13.1 million secured by two office buildings leased to a Fortune 500 company. The second largest commercial real estate loan at that date was a loan of $9.0 million secured by a supermarket-anchored retail plaza. All of these loans were performing in accordance with their terms at December 31, 2011.

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

Construction Loans.    We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to individuals for the construction of their personal residences. At December 31, 2011, residential construction loans totaled $1.6 million, or 0.1% of total loans, compared to $2.7 million, or 0.3% at December 31, 2010. At December 31, 2011, the unadvanced portion of these construction loans totaled $749,000.

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

We also make commercial construction and land development loans for residential and commercial development projects. The projects include single family, multi-family, apartment, industrial, retail and office buildings, and condominium developments. These loans generally have an interest-only phase during construction and then convert to permanent financing. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Due to current economic conditions, management has become more cautious in evaluating and approving funding for construction loans. At December 31, 2011, commercial construction and land development loans totaled $28.6 million, or 2.6% of total loans, compared to $24.8 million, or 2.3% of total loans, at December 31, 2010. At December 31, 2011, the largest outstanding commercial construction loan balance was for $3.1 million, secured by a retail development in Westfield, Massachusetts. This loan was performing according to its terms at December 31, 2011. At December 31, 2011, the unadvanced portion of all commercial construction and land development loans totaled $26.7 million.

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

Home Equity Loans and Home Equity Lines of Credit.    We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At December 31, 2011, home equity loans and equity lines of credit totaled $135.5 million, or 12.1% of total loans. Additionally, at December 31, 2011, the unadvanced amounts of home equity lines of credit totaled $122.6 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal, interest only draw periods under the lines are limited to 10 years. We originated $35.2 million under home equity lines of credit and other home equity loans during the year ended December 31, 2011, as compared to total originations of $39.5 million during the year ended December 31, 2010.

Commercial and Industrial Loans.    Commercial and industrial loans have been a substantial part of our lending operations for a number of years. At December 31, 2011, we had $176.1 million of commercial and industrial loans, which amounted to 15.7% of total loans compared to $165.3 million, or 15.4% of total loans at December 31, 2010. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit. The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2011, was $31.0 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years. The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

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

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2011, our largest commercial and industrial loan outstanding was $6.6 million, which is secured by a certificate of deposit that we maintain. Our largest committed commercial and industrial relationship was $13.4 million to a manufacturer located in our primary market area. Including an additional $4.8 million participated out to another bank, the total relationship of $18.2 million is comprised of $4.5 million of commercial and industrial loan availability, a $8.9 million industrial development bond for the construction of a new facility ($4.8 million of which is participated out) and a $4.1 million commercial real estate loan on the borrower’s secondary facility. The total amount outstanding at December 31, 2011 was $13.4 million ($8.6 million net of participation), with no amounts outstanding on the commercial and industrial loans. All loans to these customers were performing in accordance with loan terms at December 31, 2011.

Automobile and Other Consumer Loans.    We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy. At December 31, 2011, we had $7.8 million in automobile loans, which amounted to 0.7% of total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans. Other consumer loans totaled $7.1 million, or 0.6% of our total loan portfolio at December 31, 2011. At December 31, 2011, $324,000 of such consumer loans were unsecured.

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

The Company was servicing loans sold in the amount of $68.3 million and $68.9 million, as of December 31, 2011 and 2010, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The balance of mortgage servicing rights to these loans was insignificant as of December 31, 2011 and 2010.

From time to time, we will also purchase loans. No loans were purchased during 2011 or 2010.

From time to time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loans according to our own underwriting criteria and procedures. At December 31, 2011, we had $41.0 million in loan participation interests in which we were the lead bank after $43.8 million of participations sold, and $29.1 million in loan participations in which we were not the lead bank.

The following table shows our loan originations, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total loans at beginning of period	$1,074,111	$1,122,241	$870,488

Loan originations:
Residential mortgages	93,959	59,992	61,374
Commercial mortgages	68,504	45,164	71,087
Construction (1)	22,147	33,307	15,805
Home equity	35,222	39,528	46,706
Commercial and industrial	57,235	63,412	61,923
Automobile	2,626	4,387	6,603
Other consumer	481	688	649

Total loans originated	280,174	246,478	264,147
Loans purchased	-	-	10,262
Loans acquired from CNB Financial at fair value	-	-	236,387
Deductions:
Principal loan repayments	226,610	273,374	230,976
Loan sales	11,214	27,058	29,530
(Increase) decrease due to other items (2)	(5,418)	(5,824)	(1,463)

Total deductions	232,406	294,608	259,043

Net loan activity	47,768	(48,130)	251,753

Total loans at end of period	$1,121,879	$1,074,111	$1,122,241

(1) Includes	$21,022, $31,978 and $7,847 of commercial construction loans for the years ended December 31, 2011, 2010 and 2009, respectively.

(2) Includes	additional disbursements on home equity and lines of credit, participation loans serviced for others, minor changes and other activity on loans previously originated.

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

All residential mortgage loans (one- to four-family loans, home equity loans, home equity lines of credit, and residential construction loans) may be approved by certain of the Designated Individuals in amounts up to the annually adjusted Fannie Mae and Federal Home Loan Mortgage Corporation (“Freddie Mac”) secondary market conforming loan limits (“Conforming Loans”). Residential mortgage loans in excess of the Conforming Loan limit and up to $1.0 million may be approved by any two of either United Bank’s Chief Executive Officer, Chief Financial Officer or Senior Vice President of Retail Lending. Residential loans in excess of $1.0 million must be approved by any two of the senior executive officers listed above and United Bank’s Officers’ Loan Committee.

All commercial real estate, commercial construction loans and commercial and industrial loans in amounts up to $1.0 million may be approved by certain of the Designated Individuals. All such loans in excess of $1.0 million, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $1.0 million, must be approved by United Bank’s Officers’ Loan Committee. All home equity loans and home equity lines of credit up to $500,000 may be approved by certain of the Designated Individuals. All home equity loans and home equity lines of credit in excess of $500,000 must be approved by the Officers’ Loan Committee. All loans in excess of $2.0 million, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $2.0 million, must also be approved by United Bank’s Directors’ Loan Committee.

All consumer loans in amounts up to $100,000 may be approved by certain of the Designated Individuals. All consumer loans in excess of $100,000 must be approved by the Loan Committee.

We generally require appraisals of all real property securing loans, except for home equity loans and equity lines of credit, in which case we may use the assessed tax value of the property securing such loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Directors’ Loan Committee annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

Asset Quality Process.    We have an independent loan review process and our loan review consultants provided two on-site reviews of our commercial portfolio during 2011. All loan relationships in excess of $1.0 million and all classified loans over $500,000 were reviewed by the third party consultants.

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

	At December 31,
	2011		2010		2009		2008	2007
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$1,417		$1,036		$1,190		$1,244	$328
Commercial mortgages	2,124		3,256		10,717		2,544	553
Construction	330		410		3,280		444	577
Home equity	56		60		492		-	52
Commercial and industrial	2,641		2,885		571		425	275
Automobile	-		-		4		-	-
Other consumer	163		55		33		140	-

Total	6,731		7,702		16,287		4,797	1,785
Non-accrual troubled debt restructures:
Commercial mortgages	860	(1)	860	(1)	-		-	-
Construction	-		872	(2)	-		-	-
Commercial and industrial	863	(3)

Total	1,723		1,732		-		-	-

Total non-accrual loans	8,454		9,434		16,287		4,797	1,785

Other non-performing assets:
Other real estate owned	2,054		1,536		1,545		998	880
Other non-performing assets	69		-		-		-	-

Total	2,123		1,536		1,545		998	880

Total non-performing assets	$10,577		$10,970		$17,832		$5,795	$2,665

Accruing troubled debt restructures:
Commercial mortgages	$257	(4)	$3,473	(5)	$-		$-	$-

Ratios:
Total non-accrual loans to total loans	0.75%		0.88%		1.45%		0.55%	0.22%
Total non-performing assets to total assets	0.65%		0.69%		1.16%		0.46%	0.25%
Allowance for loan losses to non-performing loans	131.68%		105.86%	(6)	56.36%	(6)	171.98%	432.16%

(1)	Represents an $860,000 troubled debt restructure commercial mortgage loan which was restructured in the second quarter of 2010. There were no additional commitments to this borrower.

(2)	Represents an $872,000 troubled debt restructure construction loan which was restructured in the fourth quarter of 2010. There were no additional commitments to this borrower.

(3)	Represents an $863,000 troubled debt restructure commercial and industrial loan which was restructured in the second quarter of 2011. There were no additional commitments to this borrower.

(4)	Represents a commercial mortgage loan which was restructured in the first quarter of 2011 and was returned to accrual status at September 30, 2011 as the customer has been current on the new payments for six months.

(5)	Represents a commercial mortgage loan which was restructured in the first quarter of 2010 and was returned to accrual status at September 30, 2010 as the customer has been current on the new payments for six months.

(6)	Exclusive of the $163,000 and $3.3 million in non-performing loans acquired in acquisition of CNB Financial at December 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 107.72% and 70.44%, respectively.

As noted in the above table, non-accrual loans amounted to approximately $8.5 million and $9.4 million at December 31, 2011 and 2010, respectively. There are no loans greater than 90 days past due and still accruing interest as of December 31, 2011. The non-accrual loan total for December 31, 2011 includes two troubled debt restructure loans: an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure commercial and industrial loan for $863,000 which was restructured in the second quarter of 2011. The non-accrual loan total for December 31, 2010 includes two troubled debt restructure loans: an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure construction loan for $872,000 which was restructured in the fourth quarter of 2010. The $980,000 decrease in total non-accrual loans from December 31, 2010 to December 31, 2011 is mainly due to decreases of $1.1 million in commercial mortgages and $952,000 in construction loans, offset by increases of $619,000 in commercial and industrial loans and $381,000 in residential mortgages. The non-accrual loan total for December 31, 2009 includes a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and was restructured during the first quarter of 2010. This loan was classified as a troubled debt restructure and was placed on non-accrual status as of March 31, 2010. As of September 30, 2010, this loan was returned to accruing status as the customer has been current on the revised payment structure for more than six months. Each of the Company’s non-performing assets has an active workout plan in place. Additional interest income of approximately $539,000, $363,000, $281,000, $132,000 and $69,000, respectively, would have been recorded during the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, if the loans had performed in accordance with their original terms.

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

At December 31, 2011 and 2010, the recorded investment in impaired loans was $8.7 million and $12.2 million, respectively. A loan reserve of $235,000 and $667,000 was established on $3.5 million and $3.5 million of the impaired loans at December 31, 2011 and 2010, respectively. In 2009 and in accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) for “Receivables” (Topic 310), the Company recorded a non accretable credit discount of $2.3 million related to impaired loans of $5.2 million acquired from CNB Financial. The average balance of impaired loans was $10.7 million, $14.0 million and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest income recognized on impaired loans during 2010, 2009 and 2008 was not significant.

Delinquent Loans.    The following table sets forth our loan delinquencies greater than 60 days by type and amount at the dates indicated.

	Loans Delinquent For					Total
	60 - 89 Days		90 Days and Over
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2011
Residential mortgages	15	$1,984	7	$1,417		22	$3,401
Commercial mortgage	5	1,028	9	2,131	(1)	14	3,159
Construction	-	-	2	330		2	330
Home equity	-	-	1	56		1	56
Commercial and industrial	7	205	10	2,728		17	2,933
Automobile	-	-	-	-		-	-
Other consumer	1	1	3	163		4	164

Total	28	$3,218	32	$6,825		60	$10,043

At December 31, 2010
Residential mortgages	10	$1,001	5	$1,036		15	$2,037
Commercial mortgage	6	1,088	13	3,256	(1)	19	4,344
Construction	-	-	3	410	(2)	3	410
Home equity	3	223	1	60		4	283
Commercial and industrial	3	122	13	2,885		16	3,007
Automobile	1	5	-	-		1	5
Other consumer	1	3	2	55		3	58

Total	24	$2,442	37	$7,702		61	$10,144

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	-	-	3	4		3	4
Other consumer	3	11	1	33		4	44

Total	33	$4,299	46	$16,287		79	$20,586

At December 31, 2008
Residential mortgages	7	$939	7	$1,244		14	$2,183
Commercial mortgages	3	772	8	2,544		11	3,316
Construction	1	140	3	444		4	584
Home equity	2	126	-	-		2	126
Commercial and industrial	5	242	15	425		20	667
Automobile	1	8	-	-		1	8
Other consumer	1	2	2	140		3	142

Total	20	$2,229	35	$4,797		55	$7,026

At December 31, 2007
Residential mortgages	1	$558	4	$328		5	$886
Commercial mortgages	3	671	5	553		8	1,224
Construction	-	-	5	577		5	577
Home equity	2	200	2	52		4	252
Commercial and industrial	7	454	8	275		15	729
Automobile	-	-	-	-		-	-
Other consumer	2	50	-	-		2	50

Total	15	$1,933	24	$1,785		39	$3,718

(1)	Excludes an $860,000 commercial mortgage loan which was restructured in the second quarter of 2010 and was placed on non-accrual status. Although this troubled debt restructure loan is reported as a non-performing asset, the borrower is delinquent for less than 60 days.

(2)	Excludes an $872,000 construction loan which was restructured in the fourth quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to the restructured payment terms.

Other Real Estate Owned.    Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2011, we had $2.1 million of real estate owned.

Classified Assets.    Office of the Comptroller of the Currency regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

We establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other potential problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency, which can order the establishment of additional general or specific loss allowances.

The following table shows the aggregate amounts of our classified assets at the dates indicated for loans and foreclosed assets. The total amount of loans in the table below at December 31, 2011 includes fourteen relationships which represent 55% of the classified loans. A $3.0 million classified asset was paid in full on January 3, 2012. Of the $2.1 million in other real estate owned, one property for $600,000 is under a sales contract with a closing scheduled in the first quarter of 2012.

	At December 31,
	2011	2010
	(In thousands)
Classified Loans:
Special mention	$19,804	$27,687
Substandard	39,279	44,113
Doubtful	100	312
Loss	-	-

Total classified loans	$59,183	$72,112
Foreclosed Assets:
Other real estate owned	2,054	1,536
Other non-performing assets	69	-

Total classified assets	$61,306	$73,648

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, delinquent and classified loans and charge-offs, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2011 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$9,987	$9,180	$8,250	$7,714	$7,218
Charge-offs:
Residential mortgages	139	1	69	-	-
Commercial mortgages	589	529	1,399	6	39
Construction	78	206	135	444	326
Home equity	24	115	-	42	-
Commercial and industrial	1,556	766	545	827	593
Automobile	-	4	5	8	21
Other consumer	6	16	10	9	4

Total charge-offs	2,392	1,637	2,163	1,336	983
Recoveries:
Residential mortgages	-	-	1	-	-
Commercial mortgages	52	96	5	-	-
Construction	3	-	2	-	-
Home equity	-	-	-	5	4
Commercial and industrial	235	63	85	17	47
Automobile	2	-	2	3	1
Other consumer	3	-	-	1	2

Total recoveries	295	159	95	26	54
Net charge-offs	(2,097)	(1,478)	(2,068)	(1,310)	(929)
Provision for loan losses	3,242	2,285	2,998	1,846	1,425

Balance at end of period	$11,132	$9,987	$9,180	$8,250	$7,714

Ratios:
Net charge-offs to average loans outstanding	0.19%	0.13%	0.23%	0.15%	0.12%
Allowance for loan losses to non-performing loans at end of period	131.68%	105.86%(1)	56.36%(1)	171.98%	432.16%
Allowance for loan losses to total loans at end of period	0.99%(2)	0.93%(2)	0.82%(2)	0.95%	0.94%

(1)	Exclusive of the $163,000 and $3.3 million in non-performing acquired loans at December 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 107.72% and 70.44%, respectively.

(2)	Exclusive of the $148.9 million, $209.8 million and $242.9 million in acquired loans and $19.1 million, $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.17%, 1.18% and 1.07% for the years ended December 2011, 2010 and 2009, respectively.

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

	At December 31,
	2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$666	5.98%	28.06%	$740	7.41%	27.53%	$802	8.74%	30.59%
Commercial mortgages	5,572	50.05%	40.13%	5,000	50.07%	39.85%	4,300	46.84%	36.51%
Construction	860	7.73%	2.70%	668	6.69%	2.57%	1,194	13.01%	4.35%
Home equity	474	4.26%	12.08%	623	6.24%	12.87%	621	6.76%	12.24%
Commercial and industrial	3,446	30.96%	15.69%	2,801	28.05%	15.39%	2,051	22.34%	14.21%
Automobile	60	0.54%	0.70%	90	0.90%	1.03%	110	1.20%	1.31%
Other consumer	54	0.48%	0.64%	65	0.64%	0.76%	102	1.11%	0.79%

Total allowance	$11,132	100.00%	100.00%	$9,987	100.00%	100.00%	$9,180	100.00%	100.00%

	At December 31,
	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$891	10.80%	40.95%	$849	11.00%	41.16%
Commercial mortgages	3,506	42.50%	28.55%	3,164	41.02%	26.04%
Construction	1,089	13.20%	3.69%	1,229	15.93%	5.10%
Home equity	604	7.32%	13.87%	523	6.78%	14.10%
Commercial and industrial	1,911	23.16%	9.76%	1,667	21.61%	9.89%
Automobile	156	1.89%	1.99%	202	2.62%	2.72%
Other consumer	93	1.13%	1.19%	80	1.04%	0.99%

Total allowance	$8,250	100.00%	100.00%	$7,714	100.00%	100.00%

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

The investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality and inherent risks, fit within United Bank’s overall asset/liability management objectives, effect on its risk-based capital measurement and prospects for yield and/or appreciation. The investment policy provides that United Bank may invest in U.S. Treasury obligations, U.S. and state agency securities, mortgage-backed securities, corporate debt securities and other conservative investment opportunities.

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

At December 31, 2011, our mortgage-backed securities totaled $301.8 million, or 18.6% of total assets and 20.2% of interest earning assets. Our mortgage-backed securities at December 31, 2011 were classified as both available-for-sale and held-to-maturity. At December 31, 2011, 8.1% of the mortgage-backed securities was backed by adjustable-rate mortgage loans and 91.9% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 3.51% at December 31, 2011. The estimated fair value of our mortgage-backed securities at December 31, 2011 was $303.8 million, which was $13.1 million more than the amortized cost of $290.7 million. Private issue CMOs are included in our mortgage-backed securities portfolio as a result of the acquisition of CNB Financial. At December 31, 2011, private issue CMOs had an estimated fair value and an amortized cost of $2.3 million, represented 0.8% of total mortgage-backed securities and had a weighted average yield of 6.39%. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Government-Sponsored Enterprises.    At December 31, 2011, our U.S. Government-Sponsored Enterprises securities portfolio totaled $192,000, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Bonds.    At December 31, 2011, our corporate bond portfolio totaled $1.6 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit worthiness of the issuer. In order to mitigate this risk, our investment policy requires that at the time of purchase corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service.

Municipal Obligations and Industrial Revenue Bonds.    Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated at the time of purchase within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2011, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities.

Investment Securities Portfolio.    The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$187	$192	$12,747	$12,502	$342	$353
Government-sponsored and government-guaranteed mortgage-backed securities	198,446	209,493	172,003	180,766	215,819	224,836
Private label mortgage-backed securities	2,127	2,178	3,076	3,170	4,999	5,036
Corporate debt obligations	1,453	1,566	1,450	1,619	1,449	1,712
Municipal bonds	7,759	8,384	7,760	7,795	11,004	10,933
Marketable equity securities	-	-	-	-	97	434

Total available-for-sale	$209,972	$221,813	$197,036	$205,852	$233,710	$243,304

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage-backed securities	$89,955	$91,949	$105,312	$105,045	$53,769	$53,531
Private label mortgage-backed securities	163	167	388	389	737	750
Industrial revenue bonds	19,000	19,000	19,050	19,050	1,039	1,039
State of Israel bonds	150	150	150	150	150	150
Municipal bonds	6,629	7,045	7,575	7,392	7,479	7,593

Total held-to-maturity	$115,897	$118,311	$132,475	$132,026	$63,174	$63,063

At December 31, 2011, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity securities do not have contractual maturities and are excluded from this table. Weighted average yields are not presented on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$-	0.00%	$187	4.50%	$-	0.00%	$-	0.00%	$187	4.50%	$192
Government-sponsored and government-guaranteed mortgage-backed securities	968	4.08%	1,666	4.14%	16,453	4.17%	179,359	4.01%	198,446	4.02%	209,493
Private label mortgage-backed securities	-	0.00%	-	0.00%	1,773	6.14%	354	6.59%	2,127	6.21%	2,178
Corporate debt obligations	-	0.00%	-	0.00%	-	0.00%	1,453	5.53%	1,453	5.53%	1,566
Municipal bonds	-	0.00%	98	3.57%	5,015	3.76%	2,646	4.23%	7,759	3.92%	8,384

Total available-for-sale	$968	4.08%	$1,951	4.15%	$23,241	4.23%	$183,812	4.03%	$209,972	4.05%	$221,813

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage-backed securities	$-	0.00%	$179	3.09%	$18,986	2.39%	$70,790	2.20%	$89,955	2.24%	$91,949
Private label mortgage-backed securities	-	0.00%	163	8.69%	-	0.00%	-	0.00%	163	8.69%	167
Industrial revenue bonds	-	0.00%	-	0.00%	-	0.00%	19,000	4.27%	19,000	4.27%	19,000
State of Israel bonds	125	2.58%	25	5.65%	-	0.00%	-	0.00%	150	3.09%	150
Municipal bonds	395	3.46%	473	3.82%	1,356	3.70%	4,405	4.14%	6,629	3.99%	7,045

Total held-to-maturity	$520	3.25%	$840	4.66%	$20,342	2.48%	$94,195	2.71%	$115,897	2.68%	$118,311

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2011, $421.7 million, or 34.3% of our deposit accounts, were certificates of deposit, of which $228.2 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2011			2010			2009
	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand	$205,902	16.74%	- %	$175,996	15.40%	- %	$154,374	14.87%	- %
NOW	52,899	4.30%	0.35%	40,922	3.58%	0.48%	42,262	4.07%	0.41%
Savings	247,664	20.14%	0.60%	203,165	17.77%	0.80%	174,270	16.79%	0.84%
Money market	301,770	24.53%	0.59%	260,573	22.79%	0.88%	189,763	18.28%	0.89%
Certificates of deposit	421,737	34.29%	1.84%	462,530	40.46%	2.16%	477,534	46.00%	2.28%

Total deposits	$1,229,972	100.00%	0.91%	$1,143,186	100.00%	1.23%	$1,038,203	100.00%	1.37%

(1)	Excludes the fair value adjustment balance of $3,000, $115,000 and $724,000 recorded in connection with the acquisition of CNB Financial at December 2011, 2010 and 2009, respectively.

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $236.2 million. The following table sets forth the maturity of those certificates as of December 31, 2011, in thousands.

Three months or less	$38,722
Over three months through six months	34,755
Over six months through one year	43,591
Over one year to three years	91,110
Over three years	27,995

Total	$236,173

Borrowings.    Our borrowings consist of advances from the Federal Home Loan Bank of Boston, collateralized repurchase agreements with our customers and other financial institutions and subordinated debentures. As of December 31, 2011, we had Federal Home Loan Bank advances of $105.0 million, or 7.5% of total liabilities, with a weighted average maturity of 3.0 years and a weighted average rate of 3.68%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $224.0 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2011		2010		2009
	(In thousands)
Balance at end of period	$104,984	(1)	$151,282	(2)	$205,552	(3)
Average amount outstanding during year	130,753	(1)	165,224	(2)	171,058	(3)
Interest expense incurred during year	5,107	(1)	6,360	(2)	6,662
Maximum amount outstanding at any month-end	150,840	(1)	214,626	(2)	205,552	(3)
Average interest rate during the year	3.91%		3.85%		3.89%
Weighted average interest rate on end of period balances	3.68%		3.96%		3.47%

(1)	Excludes the fair value adjustment balance of $1.4 million, an average balance of $1.7 million and interest expense of $594,000 for December 31, 2011, recorded in connection with the acquisition of CNB Financial.

(2)	Excludes the fair value adjustment balance of $2.0 million, an average balance of $2.3 million and interest expense of $595,000 for December 31, 2010, recorded in connection with the acquisition of CNB Financial.

(3)	Excludes the fair value adjustment balance of $2.6 million and an average balance of $243,000 at December 31, 2009, recorded in connection with the acquisition of CNB Financial.

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2011, the Company had $17.3 million of repurchase agreements outstanding with its customers at a weighted average rate of 0.57%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at end of period	$17,260	$21,029	$27,303
Average amount outstanding during year	18,408	19,240	10,559
Interest expense incurred during year	121	185	126
Maximum amount outstanding at any month-end	21,952	23,033	27,303
Average interest rate during the year	0.66%	0.96%	1.19%
Weighted average interest rate on end of period balances	0.57%	0.84%	1.12%

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

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the face amount of $7.7 million, with a remaining unamortized fair value discount of $2.2 million. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2011 was 2.40%. A special redemption provision allowed the issue to be callable at par as of December 31, 2011.

The Company has unused borrowing capacity with the Federal Reserve Bank of approximately $79.9 million at December 31, 2011.

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank and was established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2011, UCB Securities, Inc. had total assets of $161.3 million, all of which were qualifying securities under the applicable regulations.

UCB Securities, Inc. II is a wholly owned subsidiary of United Bank and was established in 2010 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc. II’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2011, UCB Securities, Inc. had total assets of $36.1 million, all of which were qualifying securities under the applicable regulations.

UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. At December 31, 2011, UB Properties, LLC had total assets of $3.1 million.

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

Expense and Tax Allocation Agreements

United Bank has entered into an agreement with the Company that generally provides that the Company will pay to United Bank, on a quarterly basis, fees for its use of United Bank’s premises, furniture, equipment and employees in an amount to be determined by the board of directors of the Company and United Bank. Such fees shall not be less than the fair market value received for such goods or services. In addition, the Company and

United Bank entered into a tax allocation agreement as a result of their status as members of an affiliated group under the Internal Revenue Code. The tax allocation agreement generally provides that the Company will file consolidated federal tax income returns with United Bank and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the future payments by United Bank to the Company for tax liabilities attributable to United Bank and its subsidiaries. The financial information and discussion contained in this prospectus primarily relates to the activities of United Bank.

United Charitable Foundation

We established the United Charitable Foundation in 2005 in connection with our minority stock offering. At December 31, 2011, the foundation owned 358,156 shares of our common stock, or 2.2% of the shares outstanding. To maintain favorable tax status, the foundation must make annual grants equal to 5% of its assets, and grants are made to community activities and charitable causes in the communities in which we operate. Six of the foundation’s seven directors are directors of United Bank. All shares of common stock owned by the foundation must be voted in the same proportion as all other shares of our common stock are voted on any matter to come before the stockholders.

Personnel

As of December 31, 2011, we had 268 full-time employees and 24 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

United Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency as its primary federal regulator, and by the Federal Deposit Insurance Corporation, as the insurer of its deposits. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Deposit Insurance Fund, managed by the Federal Deposit Insurance Corporation, and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. United Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. United Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. United Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of United Bank’s mortgage documents.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the regulation of United Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks, such as United Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to United Bank and United Financial Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on United Bank and United Financial Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities.    A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency. Under these laws and regulations, United Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. United Bank also may establish subsidiaries that may engage in activities not otherwise permissible for United Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act authorizes depository institutions to pay interest on business demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on United Bank’s interest exposure.

Capital Requirements.    Applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, United Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, United Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Dodd-Frank Act also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law and subject to dividend limitations. At December 31, 2011, United Bank satisfied this test.

Capital Distributions.    Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, payments to repurchase its shares and other transactions charged to the capital account. Savings banks must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed net income for that year to date plus retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings (i.e., generally, examination and Community Reinvestment Act ratings in top two categories).

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Board of Governors of the Federal Reserve System at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of the Comptroller of the Currency may disapprove a notice or application if:

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

Community Reinvestment Act.    All savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. United Bank received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

Transactions with Related Parties.    Federal law limits a federal savings bank’s authority to engage in transactions with its affiliates (e.g., a company that controls, is controlled by, or is under common control with an insured depository institution such as United Bank, including United Financial Bancorp). In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. Transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates to receive loans from the savings bank. In addition, applicable regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by United Financial Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, United Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that United Bank may make to insiders based, in part, on United Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.    The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against the institution and all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors to the appointment of a receiver or conservator or termination of deposit insurance. Civil penalties cover a wide range of violations, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances. Federal law also establishes criminal penalties for certain violations.

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

Prompt Corrective Action Regulations.    Under the prompt corrective action regulations, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings banks, the severity of which depends upon the institution’s degree of undercapitalization. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

At December 31, 2011, United Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts.    United Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is being recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. United Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and United Bank and the Company opted to participate in the unsecured debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

Federal Home Loan Bank System.    United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011, of $15.4 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. At December 31, 2011, United Bank was in compliance with these reserve requirements. In October 2008, the Federal Reserve Board begun paying interest or certain reserve balances.

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

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation, examination and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to United Bank. Under federal law and regulations and policy, the business activities of the Company are limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain additional activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider, among other things, the financial and managerial resources and future prospects of the savings institution and company involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

1.	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

2.	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities from Tier 1 capital. Instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.    The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital and other support to their subsidiary institutions in times of financial distress.

Dividends and Stock Repurchases.    The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is not consistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Moreover, a company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, the Company files quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

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

At December 31, 2011, United Bank’s total federal base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

State Taxation

Beginning in 2009, due to a change in law, the Company and United Bank filed a combined Massachusetts return. The security corporation subsidiaries continue to file separately. The Company state tax returns, as well as those of United Bank and its subsidiaries, are not currently under audit. The years after 2007 are open for exam.

United Financial Bancorp and United Bank file combined Massachusetts financial institution income tax returns and are subject to an annual Massachusetts tax at a rate of 9.5% of their net income in 2011. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Deductions with respect to the following items, however, are not allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

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

Beginning in 2010, United Bank began filing corporation income tax returns in Connecticut due to its lending activity within the State.

Executive Officers of the Registrant

The executive officers of the Company and the Bank are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of the Company and the Bank are:

Name	Position
Richard B. Collins	President and Chief Executive Officer of the Company and the Bank
Keith E. Harvey	Executive Vice President and Chief Operating Officer of the Bank
Mark A. Roberts	Executive Vice President and Chief Financial Officer of the Company and the Bank
J. Jeffrey Sullivan	Executive Vice President and Chief Lending Officer of the Bank
Charles R. Valade	Executive Vice President, Commercial Lending/Worcester Region, of the Bank
John J. Patterson	Senior Vice President, Risk Management, of the Bank
Dena M. Hall	Senior Vice President, Marketing and Community Relations, of the Bank

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2011.

Keith E. Harvey is the Executive Vice President and Chief Operating Officer of the Bank. Mr. Harvey joined the Bank in 1984. Age 64.

Mark A. Roberts is the Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined the Company and the Bank in 2006. Before that, he served as the Vice President and Controller for The Connecticut Bank and Trust Company in Hartford, Connecticut and was the Vice President of Finance at Woronoco Savings Bank for six years. Age 48.

J. Jeffrey Sullivan is Executive Vice President and Chief Lending Officer of the Bank. Mr. Sullivan joined the Bank in 2003. Age 47.

Charles R. Valade is Executive Vice President, Commercial Lending/Worcester Region, of the Bank. Before joining the Bank in connection with the Company’s acquisition of CNB Financial in November 2009, Mr. Valade served as President and Chief Executive Officer of CNB Financial since its formation in 2005. Age 60.

John J. Patterson is Senior Vice President, Risk Management of the Bank. Mr. Patterson joined the Bank in 1993. Age 65.

Dena M. Hall is the Senior Vice President of Marketing and Community Relations of the Bank. She joined the Bank in 2005. Previously, she was the Director of Marketing for Woronoco Savings Bank for seven years. Age 38.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

A Return To Recessionary Conditions Could Result In Increases In Our Level Of Non-Performing Loans And/Or Reduce Demand For Our Products And Services, Which Would Lead To Lower Revenue, Higher Loan Losses And Lower Earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Future Changes in Interest Rates Could Reduce Our Profits

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the income we earn on our interest-earning assets, such as loans and securities and the expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid thereby requiring us to reinvest those cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also affect the current fair value of our securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock, totaled $221.8 million. Unrealized net gains on these available-for-sale securities totaled $11.8 million at December 31, 2011 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in United Bank’s net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2011, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 0.29% decrease in net interest income over the following 12 months.

Our Increased Emphasis on Commercial Real Estate and Commercial and Industrial Lending May Expose Us to Increased Lending Risks.

At December 31, 2011, our portfolio of commercial real estate loans totaled $450.2 million, or 40.1% of our total loans, and our portfolio of commercial and industrial loans totaled $176.1 million, or 15.7% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Our Emphasis On Residential Mortgage Loans and Home Equity Loans And Lines Of Credit Exposes Us To Lending Risks.

At December 31, 2011, $314.8 million, or 28.1%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $135.5 million, or 12.1%, of our loan portfolio consisted of home equity loans and lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans and lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Income From Secondary Mortgage Market Operations is Volatile, and We May Incur Losses or Charges With Respect to Our Secondary Mortgage Market Operations Which Would Negatively Affect Our Earnings.

We generally sell in the secondary market the fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. When interest rates fall, the demand for fixed-rate mortgage loans also tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, that would hurt our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume and trends in our non-performing and classified loans and charge-offs. We also evaluate economic conditions and general market collateral valuations. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.99% of total loans and 131.7% of non-performing loans at December 31, 2011, compared to 0.93% of total loans and 105.86% of non-performing loans at December 31, 2010. Material additions to our allowance could materially decrease our net income.

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

Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

At December 31, 2011, our investment portfolio included $1.6 million in trust preferred securities and $15.0 million in municipal bonds. In addition, we have two cost basis investments totaling $1.0 million. We review our investment securities portfolio at each quarter and reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, we are required to assess whether the decline is other than temporary. During 2011 and 2010 management determined that an impairment indicator existed on two cost basis investments and that the investments suffered impairment that was considered other- than- temporary. The cost basis of the investments were written down by $99,000 and $145,000, in 2011 and 2010, respectively, to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. During 2009 we recognized an $82,000 charge for the other-than-temporary impairment of a certain trust preferred security. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, changes in the expected cash flows, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Recently Enacted Regulatory Reform May Have a Material Impact on Our Operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated United Bank, was merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies became regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

We Operate in a Highly Regulated Environment and We May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

We face intense competition in making loans and attracting deposits. In our market area, we compete with commercial banks, savings and cooperative institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. The competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loan and deposits might result in us earning less on our loans and paying more on our deposits, which could reduce net interest income. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

If Our Investment in the Federal Home Loan Bank of Boston is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Would Decrease.

We owned $15.4 million in common stock of the Federal Home Loan Bank of Boston at December 31, 2011. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. There is no market for our Federal Home Loan Bank of Boston common stock. Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished. If the Federal Home Loan Bank of Boston is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

The Company conducts its business through its executive office at 95 Elm Street, West Springfield, Massachusetts, its 22 full service branch offices, a loan production office, two financial services facilities, and two drive-up branches. Of the 22 full service branch offices, seven are owned and 15 are leased, one of the financial services facilities is owned and one is leased, and one of the drive-up branches is owned and one is leased. The Company also has two remote ATM locations, one of which is leased. Lease expiration dates range from 2012 to 2034 with renewal options ranging from five to ten years. See Note E in the Company’s Consolidated Financial Statements for more information.

ITEM 3.	LEGAL PROCEEDINGS

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. A trial was held in the third quarter of 2011 and the judge ruled in United Bank’s favor. The litigants have appealed the decision. United Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to United Bank can be made at this time.

In addition, the Company and its subsidiary are subject to various legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)        Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 5, 2012 was 2,851. Certain shares of the Company are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information and dividends declared for the common stock of the Company for the years ended December 31, 2011 and 2010. The high and low sales prices for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share		Cash Dividend Declared
	High	Low
2011
Fourth quarter	$17.02	$13.49	$0.09
Third quarter	16.75	13.68	0.09
Second quarter	16.76	14.35	0.08
First quarter	16.51	13.84	0.08

2010
Fourth quarter	$15.46	$13.39	$0.08
Third quarter	15.08	12.95	0.08
Second quarter	14.81	12.68	0.07
First quarter	15.16	12.47	0.07

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning on December 31, 2005 through December 31, 2011, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period.

The cumulative total return on the common stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

On January 23, 2012, the Board of Directors of United Financial Bancorp, Inc. declared a cash dividend of $0.09 per share. The dividend will be payable on March 2, 2012 to shareholders of record as of February 9, 2012.

The Company’s Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend policy. In addition, future dividends are dependent primarily on cash flows from the investment portfolio, debt service payments from United Bank in connection with its loan to the Employee Stock Ownership Plan, and dividends or capital distributions from United Bank.

For a discussion of United Bank’s ability to pay dividends, see Part I—Item 1. Business—“Supervision and Regulation—Federal Banking Regulation” and “—Holding Company Regulation.”

(b)        Not Applicable.

(c)        The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2011.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2011	27,500	(2)	$14.40	27,335	406,271

November 1- 30, 2011	44,768		15.42	44,768	361,503

December 1 - 31, 2011	36,101	(3)	15.57	31,400	330,103

Total	108,369		$15.21	103,503

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions and will continue until it is completed. As of December 31, 2011, the Company repurchased 477,700 shares at a cost of approximately $7.1 million and an average price of $14.83, under this plan.

(2)	Includes the withholding of 165 shares at $16.14 per share as payment of taxes due upon the vesting of the restricted stock awards under the United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan.

(3)	Includes the withholding of 4,701 shares at $16.10 per share as payment of taxes due upon the vesting of the restricted stock awards under the United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of the Company. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived in part from the audited consolidated financial statements of the Company that appear in this Annual Report on Form 10-K. The information for the years ended December 31, 2008 and 2007 is derived in part from audited consolidated financial statements that do not appear in this Annual Report on Form 10-K.

	At December 31,
	2011	2010		2009		2008		2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,623,752	$1,584,877		$1,541,040		$1,263,134		$1,079,281
Cash and cash equivalents	61,518	83,069		21,877		13,572		14,254
Short-term investments	-	-		1,096		1,071		1,030
Investment securities available-for-sale	221,813	205,852		243,304		313,506		201,257
Investment securities held-to-maturity	115,897	132,475		63,174		3,191		3,632
Loans, net (1)	1,112,941	1,066,197		1,115,416		864,421		819,117
Deposits	1,229,975	1,143,301		1,038,927		782,663		718,682
FHLB advances	106,417	153,307		208,173		208,564		107,997
Repurchase agreements	37,260	41,029		47,303		28,042		13,864
Subordinated debentures	5,539	5,448		5,357		-		-
Stockholders’ equity	227,361	222,576		225,246		227,714		226,120
Non-performing assets (2)	10,577	10,970		17,832		5,795		2,665

	Years Ended December 31,
	2011	2010		2009		2008		2007
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$71,074	$73,858		$62,986		$64,814		$59,250
Interest expense	18,261	20,947		21,986		25,003		30,083

Net interest income before provision for loan losses	52,813	52,911		41,000		39,811		29,167
Provision for loan losses	3,242	2,285		2,998		1,846		1,425

Net interest income after provision for loan losses	49,571	50,626		38,002		37,965		27,742
Non-interest income	9,353	8,716		8,676		5,220		5,735
Non-interest expense	44,062	43,841		36,858		30,690		26,039

Income before taxes	14,862	15,501		9,820		12,495		7,438
Income tax expense	3,678	5,469		4,014		5,197		3,061

Net income	$11,184	$10,032	(3)	$5,806	(3)	$7,298	(4)	$4,377

Basic earnings per share (5)	$0.75	$0.66		$0.38		$0.44		$0.26
Diluted earnings per share (5)	$0.74	$0.65		$0.38		$0.44		$0.26
Dividends per share	$0.34	$0.30		$0.28		$0.27		$0.24
Number of shares outstanding (5)
Basic	14,929,714	15,302,505		15,265,192		16,445,388		17,126,864
Diluted	15,198,702	15,394,761		15,273,375		16,445,388		17,128,141

	At or For the Years Ended December 31,
	2011		2010		2009		2008		2007
Selected Financial Ratios and Other Data:

Performance Ratios (6):
Return on average assets	0.70%		0.65%	(7)	0.46%	(7)	0.62%	(13)	0.42%
Return on average equity	4.94%		4.49%	(7)	2.67%	(7)	3.23%	(13)	2.99%
Average equity to average assets	14.15%		14.56%		17.17%		19.06%		14.17%
Tangible equity to tangible assets at end of period (6)	13.53%	(8)	13.54%	(8)	14.13%	(8)	18.03%		20.95%
Interest rate spread (9)	3.17%		3.25%		2.83%		2.69%		2.08%
Net interest margin (10)	3.51%		3.65%		3.39%		3.47%		2.91%
Average interest-earning assets to average interest-bearing liabilities	128.20%		127.83%		130.87%		135.95%		127.77%
Total non-interest expense to average total assets	2.75%		2.85%	(11)	2.91%	(11)	2.59%		2.52%
Efficiency ratio (12)	71.08%		71.42%	(11)	75.45%	(11)	66.16%		74.02%
Dividend payout ratio	45.31%		45.74%		72.99%		60.78%		40.15%

Regulatory Capital Ratios (6,14):
Tier I risk-based capital	16.17%		15.49%		15.73%		17.76%		19.25%
Tier I (core) capital	12.23%		11.53%		12.14%		12.31%		14.00%
Tangible Equity Ratio	12.23%		11.53%		12.14%		12.31%		14.00%
Total risk-based capital	17.09%		16.34%		16.53%		18.71%		20.25%

Asset Quality Ratios (6):
Non-performing assets as a percent of total assets (2)	0.65%		0.69%		1.16%		0.46%		0.25%
Non-performing loans as a percent of total loans (2)	0.75%		0.88%		1.45%		0.55%		0.22%
Allowance for loan losses as a percent of total loans	0.99%	(15)	0.93%	(15)	0.82%	(15)	0.95%		0.94%
Allowance for loan losses as a percent of non-performing loans (2)	131.68%		105.86%	(16)	56.36%	(16)	171.98%		432.16%

Number of full service customer facilities	22		22		22		15		13

(1)	The allowance for loan losses at December 31, 2011, 2010, 2009, 2008 and 2007 was $11.1 million, $10.0 million, $9.2 million, $8.3 million and $7.7 million, respectively.

(2)	Non-performing assets consist of non-performing loans, foreclosed other real estate owned (“OREO”) and other non-performing assets. Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, net income would have been $10.9 million and $8.7 million, respectively.

(4)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, net income in 2008 would have been $8.1 million.

(5)	The Company issued 17,205,995 shares of common stock in its July 2005 initial public offering, including 9,189,722 shares held by United Mutual Holding Company. In December 2007, the Company completed a second step conversion and offering in which each outstanding minority share was exchanged for 1.04079 shares and 9,564,570 shares were sold in a subscription and syndicated offering. All earnings per share data and share information have been adjusted by the exchange ratio for 2007 and all periods prior.

(6)	Asset Quality Ratios and Regulatory Capital Ratios and the “tangible equity to tangible assets” ratio are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.

(7)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, the return on average assets would have been 0.71% and 0.68% and average equity would have been 4.85% and 3.97%, respectively.

(8)	Excludes the impact of goodwill and other intangible assets of $8.9 million at December 31, 2011, $9.2 million at December 31, 2010 and $8.8 million at December 31, 2009.

(9)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(10)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(11)	Exclusive of the $1.1 million and $2.9 million in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $538,000 special FDIC insurance assessment for the year ended December 31, 2009, non-interest expense to average total assets would have been 2.78% and 2.64% and the efficiency ratio would have been 69.55% and 68.49%, respectively.

(12)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income and excludes gains/losses on sales of securities and loans and impairment charges on securities.

(13)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, the return on average assets and average equity would have been 0.68% and 3.59%, respectively.

(14)	Regulatory Capital Ratios are reported for United Bank only.

(15)	Exclusive of the $148.9 million, $209.8 million and $242.9 million in loans acquired from CNB Financial and $19.1 million, $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.17%, 1.18% and 1.07% at December 31, 2011, 2010 and 2009, respectively.

(16)	Excluding the $163,000 and $3.3 million in non-performing loans acquired from CNB Financial, allowance for loan losses as a percent of non-performing loans would have been 107.72 and 70.44% at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this Annual Report. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.

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

Expanding our Branch Network.    We currently operate from 22 full-service banking offices, a loan production office, and two drive-up branches. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Central Massachusetts and Northern Connecticut. During the second quarter of 2012 we intend to open a full-service branch in Northborough, Massachusetts. Our current business plan also calls for the acquisition and establishment of additional branch offices. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending.    We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin. We have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process. We originated $68.5 million of commercial real estate loans and $57.2 million of commercial and industrial loans during the year ended December 31, 2011. At December 31, 2011, our commercial real estate loans and commercial and industrial loans totaled $450.2 million and $176.1 million, respectively. Originating more commercial real estate loans and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Annual Report.

Maintaining High Asset Quality.    We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate. We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities. Our loan portfolio has no exposure to sub-prime borrowers. In addition, net charge-offs have increased from 0.13% of average loans outstanding for the year ended December 31, 2010 to 0.19% of our average loans outstanding for the year ended December 31, 2011. Continued weakness or further deterioration in the economy and the real estate market may lead to future increases in non-performing assets and net charge-offs.

Increasing our Share of Lower-Cost Deposits.    We remain committed to gathering lower cost and more stable core deposits. We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program. Our efforts to attract and retain core deposits have resulted in an increase in core account balances and total number of accounts during 2011. At December 31, 2011, core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) totaled $808.2 million, or 65.7% of total deposits, compared to $680.7 million, or 59.5% of our total deposits, at December 31, 2010.

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

Comparison of Financial Condition at December 31, 2011 and 2010

Balance Sheet Summary.    Total assets increased $38.9 million, or 2.5%, to $1.624 billion at December 31, 2011 from $1.585 billion at December 31, 2010 reflecting growth in securities available for sale, net loans and bank owned life insurance, partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Securities available for sale increased $16.0 million, or 7.8%, to $221.8 million at December 31, 2011 from $205.9 million at December 31, 2010 primarily due to purchases of fixed-rate agency mortgage-backed securities totaling $79.6 million, partially offset by maturities, calls and repayments of government-sponsored agency debt and mortgage-backed securities of $66.3 million. Net loans increased $46.7 million, or 4.4%, to $1.113 billion at December 31, 2011 from $1.066 billion at December 31, 2010 reflecting healthy origination activity, partially offset by normal amortization and repayments. Bank owned life insurance increased $11.5 million, or 39.4%, reflecting an additional investment of $10.0 million in the second quarter of 2011. Interest-bearing deposits decreased $31.5 million, or 43.2%, reflecting the use of excess cash to fund purchases of available for sale securities and retire maturing FHLBB advances. Securities held to maturity decreased $16.6 million, or 12.5%, as a result of repayments of government-sponsored agency debt and mortgage-backed securities. At year end, the Company continued to have considerable liquidity consisting of significant balances at the Federal Reserve, a large amount of marketable loans and investment securities, substantial unused borrowing capacity at the Federal Home Loan Bank and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets. The Company’s balance sheet is also supported by a strong capital position, with total stockholders’ equity of $227.4 million, or 14.0% of total assets, at December 31, 2011.

Loans.    Net loans increased $46.7 million, or 4.4%, to $1.113 billion at December 31, 2011 from $1.066 billion at December 31, 2010. Commercial real estate loans increased $22.2 million, or 5.2%, to $450.2 million, and commercial and industrial loans increased $10.8 million, or 6.5%, to $176.1 million, primarily attributable to business development efforts, competitive products and pricing and the establishment of a loan production office in Beverly, Massachusetts during the second quarter of 2011. One- to four-family residential mortgage loans increased $19.1 million, or 6.5% to $314.8 million due to originations of 10- and 15-year loans as a result of promotional efforts and continued lower market interest rates, partially offset by payments and sales of 30-year fixed rate loan originations. Construction loans increased $2.7 million, or 9.9%, to $30.3 million, due to an increase in commercial and residential funding, successful business development efforts and the relatively low interest rate environment. A significant portion of these loans mature in less than a year and will either convert to permanent financing or pay-off in full. Automobile loan balances declined $3.2 million or 29.0%, to $7.8 million reflecting a slow-down in demand in connection with weaker car sales and payments on existing loans. We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase our interest income and improve our net interest rate spread.

Asset Quality.    Throughout 2011, economic conditions improved modestly which was reflected in lower delinquency and non-performing assets at December 31, 2011. Our asset quality has also been impacted by a strategy adopted several years ago to emphasize the origination of commercial and industrial loans and commercial mortgages. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial and industrial loans and commercial mortgages depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.

As a result of modest improvements in the economy and the resolution of several classified loans, we experienced a decrease in non-performing loans and classified assets in 2011. Non-performing loans decreased $980,000 to $8.5 million, or 0.75% of total loans, at December 31, 2011 compared to $9.4 million, or 0.88% of total loans, at December 31, 2010 mainly due to decreases of $1.1 million in commercial mortgages and $244,000 in commercial and industrial loans, slightly offset by an increase of $381,000 in residential mortgages. Our loan portfolio has no exposure to sub-prime borrowers. In addition to the non-performing loans, the Company has identified $61.3 million of classified assets at December 31, 2011 compared to $73.9 million at December 31, 2010, a decrease of $12.3 million or 16.8%. The decrease in classified assets is mainly due to the reduction of $7.9 million in special mention assets and a reduction of $4.8 million in substandard assets, slightly offset by an increase of $587,000 in other real estate owned and other non-performing assets. The reduction in special mention assets was largely due to the upgrade of several loan relationships and the reduction in substandard assets was the result of liquidation of some accounts and out placement of a larger commercial mortgage credit and a commercial and industrial credit. Classified assets include loans that are currently performing, are of lesser quality and are reported as special mention, substandard, doubtful or loss, as well as other real estate owned. At December 31, 2011 and 2010, classified loans primarily consisted of special mention and substandard commercial business loans and commercial mortgages. Other real estate owned totaled $2.1 million at December 31, 2011 and was comprised of two residential properties and three commercial properties. Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the classified assets. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, become classified or restructured, or require increased allowance coverage and provision for loan losses.

Deposits and Other Funding Sources.    Total deposits increased $86.7 million, or 7.6%, to $1.230 billion at December 31, 2011 from $1.143 billion at December 31, 2010, primarily due to growth in core deposits accounts of $127.6 million, or 18.7%, to $808.2 million at December 31, 2011 from $680.7 million at December 31, 2010. The growth in core deposit account balances was driven by competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $40.9 million, or $8.8%, to $421.7 million at December 31, 2011 compared to $462.6 million at December 31, 2010 as a result of customer preferences for savings and money market accounts due to the low rate environment.

FHLB Advances.    FHLB advances decreased $46.9 million, or 30.6% to $106.4 million during 2011 mainly due to the use of positive cash flows to retire maturing debt.

Total Stockholders’ Equity.    Total stockholders’ equity increased $4.8 million, or 2.1%, to $227.4 million at December 31, 2011 from $222.6 million at December 31, 2010 as a result of net income of $11.2 million, other comprehensive income of $1.9 million, stock-based compensation credits totaling $1.9 million and ESOP compensation credits of $1.1 million. These increases were partially offset by repurchases of common stock totaling $6.8 million and cash dividend payments amounting to $5.1 million.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

Net Income.    Net income for the year ended December 31, 2011 totaled $11.2 million, or $0.74 per diluted share, compared to net income of $10.0 million, or $0.65 per diluted share, for the same period in 2010. Excluding acquisition-related expenses of $1.1 million ($819,000 net of tax benefit), net income would have been $10.9 million, or $0.70 per diluted share, in 2010. The 2011 results were impacted by a decrease in net interest income, a higher provision for loan losses, increases in non-interest income and expense, and a lower effective tax rate.

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

	Years Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$317,445	$15,643	4.93%	$322,241	$17,308	5.37%
Commercial real estate	464,438	27,724	5.97%	459,901	28,958	6.30%
Home equity loans	138,440	5,273	3.81%	139,633	5,730	4.10%
Commercial and industrial	169,078	8,617	5.10%	155,036	8,306	5.36%
Consumer and other	17,518	963	5.50%	22,201	1,252	5.64%

Total loans (2)	1,106,919	58,220	5.26%	1,099,012	61,554	5.60%
Investment securities	351,074	12,728	3.63%	301,542	12,238	4.06%
Other interest-earning assets	46,150	126	0.27%	49,498	66	0.13%

Total interest-earning assets	1,504,143	71,074	4.73%	1,450,052	73,858	5.09%
Noninterest-earning assets (3)	95,739			86,042

Total assets	$1,599,882			$1,536,094

Interest-bearing liabilities:
Savings accounts	$232,284	1,694	0.73%	$185,336	1,679	0.91%
Money market accounts	276,249	1,963	0.71%	236,158	2,121	0.90%
NOW accounts	42,220	159	0.38%	38,224	199	0.52%
Certificates of deposit	440,047	8,633	1.96%	456,039	9,848	2.16%

Total interest-bearing deposits	990,800	12,449	1.26%	915,757	13,847	1.51%
FHLB advances	132,501	4,513	3.41%	167,566	5,765	3.44%
Other interest-bearing liabilities	49,964	1,299	2.60%	51,004	1,335	2.62%

Total interest-bearing liabilities	1,173,265	18,261	1.56%	1,134,327	20,947	1.85%
Demand deposits	190,136			168,189
Other noninterest-bearing liabilities	10,138			9,971

Total liabilities	1,373,539			1,312,487
Stockholders’ equity	226,343			223,607

Total liabilities and stockholders’ equity	$1,599,882			$1,536,094

Net interest income		$52,813			$52,911

Interest rate spread (4)			3.17%			3.26%
Net interest-earning assets (5)	$330,878			$315,725

Net interest margin (6)			3.51%			3.65%
Average interest-earning assets to average interest-bearing liabilities			128.20%			127.83%

(1)	Includes loans held for sale.

(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.

(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.

(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$(255)	$(1,410)	$(1,665)
Commercial real estate	284	(1,518)	(1,234)
Home equity loans	(49)	(408)	(457)
Commercial and industrial	728	(417)	311
Consumer and other	(258)	(31)	(289)

Total loans	450	(3,784)	(3,334)
Investment securities	1,880	(1,390)	490
Other interest-earning assets	(4)	64	60

Total interest-earning assets	2,326	(5,110)	(2,784)

Interest-bearing liabilities:
Savings accounts	378	(363)	15
Money market accounts	326	(484)	(158)
NOW accounts	19	(59)	(40)
Certificates of deposit	(336)	(879)	(1,215)

Total interest-bearing deposits	387	(1,785)	(1,398)
FHLB advances	(1,195)	(57)	(1,252)
Other interest-bearing liabilities	(27)	(9)	(36)

Total interest-bearing liabilities	(835)	(1,851)	(2,686)

Change in net interest income	$3,161	$(3,259)	$(98)

(1)  Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses decreased $98,000, or 0.2%, to $52.8 million for the year ended December 31, 2011 from $52.9 million for 2010 as a result of net interest margin compression partially offset by an increase in average interest earning assets. Net interest margin decreased 14 basis points to 3.51% for the for the year ended December 31, 2011 from 3.65% for the prior year period primarily attributable to a decrease of $897,000 in amortization of certain acquisition accounting adjustments to $1.7 million for the 2011 period from $2.6 million for the same period in 2010, as well as the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment. These items were partially offset by lower funding costs. Total average interest-earning assets increased $54.1 million, or 3.7%, to $1.504 billion for the year ended December 31, 2011 mainly due to growth in investment securities.

Interest Income.    Interest income decreased $2.8 million, or 3.8%, to $71.1 million for the year ended December 31, 2011 from $73.9 million for the prior year due to a decrease in the yield on earning assets partially offset by an increase in average interest-earning assets. The yield on average interest-earning assets decreased by 37 basis points to 4.73% in connection with the lower interest rate environment and a reduction of $400,000 in the accretion of certain loan fair value accounting adjustments to $1.1 million for the year ended December 31, 2011 from $1.5 million for the same period in 2010. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense.    Interest expense decreased $2.7 million, or 12.8%, to $18.3 million for the year ended December 31, 2011 from $20.9 million for the prior year due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 29 basis points to 1.56% for the year ended December 31, 2011 reflecting the repricing of savings, money market, NOW account and certificate of deposit balances in response to the lower interest rate environment as well as a $497,000 reduction in interest expense associated with the amortization of certain deposits and borrowings fair value accounting adjustments. Average interest-bearing liabilities increased $38.9 million, or 3.4%, to $1.173 billion for the year ended December 31, 2011 reflecting growth in interest-bearing deposits. Total average interest-bearing deposits increased $75.0 million, or 8.2%, to $990.8 million for the year ended December 31, 2011 due to growth in savings, money market and NOW account balances attributable to attractive products, competitive pricing and excellent customer service. These increases were partially offset by a decrease in average FHLBB advances as a result of retirements of maturing debt.

Provision for Loan Losses.    We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, trends in nonperforming loans and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $3.2 million for the year ended December 31, 2011 as compared to $2.3 million for 2010. The increase in the 2011 provision is primarily the result of an increase in net charge-offs, reserves for classified loans, and growth in net loan originations. The allowance for loan losses was $11.1 million, or 0.99% of loans outstanding, at December 31, 2011. Excluding the impact of the $148.9 million of loans acquired from CNB Financial and $19.1 million of loans acquired from other financial institutions, the ratio of the allowance for loan losses to total loans would have been 1.17%.

Non-interest Income.    Non-interest income increased $637,000, or 7.3%, to $9.4 million for the year ended December 31, 2011. Excluding impairment charges of $99,000 in 2011 and $145,000 in 2010, and losses on sales and calls of securities of $185,000 in 2010, non-interest income would have increased $406,000, or 4.5%. Bank-owned life insurance increased $252,000, or 18.1%, due to the purchase of $10.0 million of insurance policies in the second quarter of 2011. Fee income on depositors’ accounts increased $227,000, or 4.3%, due to higher ATM and debit card income in connection with growth in transaction accounts and volume. Wealth management income increased $165,000, or 21.9%, as a result of growth in commissions from annuity sales and fees from assets under management. These items were offset in part by a $299,000 reduction in gains from sales of loans due to a decrease in the volume of loan sales.

Non-interest Expense.    Non-interest expense increased $221,000, or 0.5%, to $44.1 million for the year ended December 31, 2011, from $43.8 million for the prior year. Excluding acquisition-related expenses of $1.1 million in 2010, total non-interest expenses would have increased $1.4 million, or 3.2%. Other expenses increased $1.2 million, or 20.6%, primarily as a result of low income housing tax credit fund write-downs of $837,000, compared to $181,000 in 2010, as well as higher levels of other real estate owned costs, write-downs of mortgage servicing rights and branch related expenses. Total salaries and benefits increased $762,000, or 3.2%, mainly driven by annual wage increases, staffing costs for a new loan production office opened in 2011 and higher ESOP expense due to an increased stock price, partially offset by lower stock-based compensation. Professional services expenses increased $362,000, or 20.0%, due to expanded legal costs incurred of $170,000 in connection with litigation, and $125,000 in consulting fees in connection with third party loan review, risk management consulting, and other corporate activities. These items were partially offset by a $441,000, or 30.0%, decrease in FDIC premium expense, which reflects the positive impact of the new assessment calculation which was effective April 1, 2011. In addition, marketing expenses decreased $294,000, or 14.1%, reflecting the cost of promotional activities in 2010 to support the Company’s entry into the Worcester market and a decrease in the usage of direct mail in 2011.

Income Tax Expense.    Income tax expense decreased $1.8 million to $3.7 million for the year ended December 31, 2011 from $5.5 million for the comparable 2010 period primarily due to a lower effective tax rate. The effective tax rate decreased from 35.3% in the 2010 period to 24.8% for the year ended December 31, 2011 largely as a result of tax credits from an investment in a low income housing tax credit fund and an increase in tax exempt municipal investment income in 2011.

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

	Years Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$322,241	$17,308	5.37%	$340,396	$18,738	5.50%
Commercial real estate	459,901	28,958	6.30%	312,120	18,568	5.95%
Home equity loans	139,633	5,730	4.10%	123,484	5,530	4.48%
Commercial and industrial	155,036	8,306	5.36%	90,396	4,732	5.23%
Consumer and other	22,201	1,252	5.64%	26,333	1,484	5.64%

Total loans (2)	1,099,012	61,554	5.60%	892,729	49,052	5.49%
Investment securities	301,542	12,238	4.06%	291,310	13,904	4.77%
Other interest-earning assets	49,498	66	0.13%	23,666	30	0.13%

Total interest-earning assets	1,450,052	73,858	5.09%	1,207,705	62,986	5.22%
Noninterest-earning assets (3)	86,042			60,267

Total assets	$1,536,094			$1,267,972

Interest-bearing liabilities:
Savings accounts	$185,336	1,679	0.91%	$124,606	1,320	1.06%
Money market accounts	236,158	2,121	0.90%	183,652	2,209	1.20%
NOW accounts	38,224	199	0.52%	31,161	149	0.48%
Certificates of deposit	456,039	9,848	2.16%	375,972	10,617	2.82%

Total interest-bearing deposits	915,757	13,847	1.51%	715,391	14,295	2.00%
FHLB advances	167,566	5,765	3.44%	171,301	6,662	3.89%
Other interest-bearing liabilities	51,004	1,335	2.62%	36,163	1,029	2.85%

Total interest-bearing liabilities	1,134,327	20,947	1.85%	922,855	21,986	2.38%
Demand deposits	168,189			118,434
Other noninterest-bearing liabilities	9,971			8,912

Total liabilities	1,312,487			1,050,201
Stockholders’ equity	223,607			217,771

Total liabilities and stockholders’ equity	$1,536,094			$1,267,972

Net interest income		$52,911			$41,000

Interest rate spread (4)			3.26%			2.83%
Net interest-earning assets (5)	$315,725			$284,850

Net interest margin (6)			3.65%			3.39%
Average interest-earning assets to average interest-bearing liabilities			127.83%			130.87%

(1)	Includes loans held for sale.

(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.

(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.

(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2010 vs. 2009

	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$(983)	$(447)	$(1,430)
Commercial real estate	9,249	1,141	10,390
Home equity loans	686	(486)	200
Commercial and industrial	3,460	114	3,574
Consumer and other	(233)	1	(232)

Total loans	12,179	323	12,502
Investment securities	474	(2,140)	(1,666)
Other interest-earning assets	35	1	36

Total interest-earning assets	12,688	(1,816)	10,872

Interest-bearing liabilities:
Savings accounts	571	(212)	359
Money market accounts	547	(635)	(88)
NOW accounts	36	14	50
Certificates of deposit	2,008	(2,777)	(769)

Total interest-bearing deposits	3,162	(3,610)	(448)
FHLB advances	(142)	(755)	(897)
Other interest-bearing liabilities	394	(88)	306

Total interest-bearing liabilities	3,414	(4,453)	(1,039)

Change in net interest income	$9,274	$2,637	$11,911

(1) Includes	loans held for sale.

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

Interest Income.    Interest income increased $10.9 million, or 17.3%, to $73.9 million for the year ended December 31, 2010 from $63.0 million for the prior year reflecting an increase in average interest-earning assets, partially offset by an decrease in the yield on earning assets. Total average interest-earning asset balances increased $242.3 million, or 20.1%, to $1.5 billion during 2010, due in large part to the Company’s acquisition of

CNB Financial Corp. in the fourth quarter of 2009 and, to a lesser extent, organic loan origination activity and an increase in excess cash balances. These items were partially offset by loan and investment security sales and prepayments and normal amortization of the existing loan and mortgage-backed securities portfolio. The yield on average interest-earning assets decreased 13 basis points to 5.09% for the year ended December 31, 2010 in connection with the lower interest rate environment, partially offset by accretion of certain loan fair value accounting adjustments totaling $1.5 million The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

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

Economic Value of Equity Simulation Analysis.    We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term residential real estate, home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations; and (vi) sales of thirty year fixed rate residential real estate loans. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at December 31, 2011 and 2010.

Net Interest Income At-Risk
Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII (December 31, 2011)	Estimated Increase (Decrease) in NII (December 31, 2010)

-100	(3.9)%	(1.1)%
Stable	0.0%	0.0%
+200	(0.3)%	0.5%

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

Economic Value of Equity Simulation Analysis.    The computation of amounts by which the net present value of an institution’s cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The model has estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, an economic value of equity calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, at the dates indicated, the estimated changes in our economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for United Bank and its subsidiary only and does not include any yield curve changes in the assets of the Company.

	December 31, 2011
Change in Interest Rates (basis points) (1)	Estimated EVE (2)			EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$183,875	$(53,540)	(23)%	12.06%	(241)
+200	213,647	(23,768)	(10)	13.61	(86)
+100	231,936	(5,479)	(2)	14.42	(6)
0	237,415			14.47
-100	239,393	1,978	1	14.38	(10)
	December 31, 2010
Change in Interest Rates (basis points) (1)	Estimated EVE (2)			EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$146,150	$(64,887)	(31)%	9.99%	(334)
+200	170,561	(40,475)	(19)	11.34	(198)
+100	193,589	(17,448)	(8)	12.53	(80)
0	211,036			13.32
-100	227,944	16,908	8	14.11	78

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at December 31, 2011 and 2010, in the event of a 300 basis point increase in interest rates, United Bank would experience a 23% and 31%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at December 31, 2011 and 2010, United Bank would experience a 1% and 8%, respectively, increase in economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in economic value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the economic value of equity table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the economic value of equity table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and sales of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as liquid assets less short-term liabilities) of 10% or greater. At December 31, 2011, our liquidity ratio was 21.00%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $61.5 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $221.8 million and $115.9 million, respectively, at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $224.0 million from the Federal Home Loan Bank of Boston. On that date, we had $105.0 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2011, we had $32.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $250.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $228.2 million, or 18.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements and brokered deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2011, we originated $280.2 million of loans and purchased $96.0 million of securities. In 2010, we originated $246.5 million of loans and purchased $140.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $86.7 million and $104.4 million for the years ended December 31, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan

Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances decreased $46.9 million and $54.9 million for the years ended December 31, 2011 and 2010, respectively, reflecting the use of cash flows received from the loan and investment portfolios to pay down maturing Federal Home Loan Bank advances. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term commercial real estate loans and one- to four-family residential mortgage loans with Federal Home Loan Bank advances. United Bank’s unused borrowing capacity with the Federal Home Loan Bank of Boston, excluding its available line of credit balance of $12.0 million at December 31, 2011 and $2.0 million at December 31, 2010, was approximately $107.1 million at December 31, 2011 and $219.9 million at December 31, 2010. At December 31, 2011 and 2010, United Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets as well as the Federal Reserve Bank discount window. United Bank’s unused borrowing capacity with the FRB was approximately $79.9 million at December 31, 2011.

The Company is a separate legal entity from United Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. At December 31, 2011, the Company had liquid assets of $5.2 million.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See Item 1. “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note O of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$228,196	$152,250	$41,291	$-	$421,737
Federal Home Loan Bank advances	9,697	54,500	17,787	23,000	104,984
Repurchase agreements	17,260	-	-	20,000	37,260
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	4,004	-	-	-	4,004
Operating leases	1,047	1,891	1,609	3,540	8,087
Capitalized leases	406	812	813	5,950	7,981
Future benefits to be paid under retirement plans	1,064	2,999	1,289	4,679	10,031

Total	$261,674	$212,452	$62,789	$64,901	$601,816

Commitments:
Commitments to extend credit	$314,222	$-	$-	$-	$314,222
Commitment to invest in venture capital fund	400	-	-	-	400
Commitment to invest in low income tax credit fund	3,110	1,022	-	-	4,132

Total	$317,732	$1,022	$-	$-	$318,754

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this ASU. This ASU was adopted in the second quarter of 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively, effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption will be permitted. There will be no impact to the consolidated financial statements in connection with the adoption.

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

For information regarding market risk, see Item 7—“Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of United Financial Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of United Financial Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 12, 2012

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors of

United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of United Financial Bancorp, Inc. and subsidiary as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 14, 2011

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands except per share amounts)

	2011	2010
ASSETS
Cash and due from banks	$20,112	$10,157
Interest-bearing deposits	41,406	72,912

Total cash and cash equivalents	61,518	83,069
Securities available for sale, at fair value	221,813	205,852
Securities held to maturity, at amortized cost (fair value of $118,311 at December 31, 2011 and $132,026 at December 31, 2010)	115,897	132,475
Loans held for sale	53	-
Loans, net of allowance for loan losses of $11,132 at December 31, 2011 and $9,987 at December 31, 2010	1,112,941	1,066,197
Other real estate owned	2,054	1,536
Accrued interest receivable	4,846	4,905
Deferred tax asset, net	14,006	11,029
Stock in the Federal Home Loan Bank of Boston	15,365	15,365
Premises and equipment, net	16,438	15,565
Bank-owned life insurance	40,688	29,180
Goodwill	8,192	8,192
Other assets	9,941	11,512

TOTAL ASSETS	$1,623,752	$1,584,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,024,073	$967,305
Non-interest-bearing	205,902	175,996

Total deposits	1,229,975	1,143,301
Short-term borrowings	17,260	21,029
Long-term debt	126,857	173,307
Subordinated debentures	5,539	5,448
Escrow funds held for borrowers	2,103	1,899
Due to broker	-	3,002
Capitalized lease obligations	4,874	5,011
Accrued expenses and other liabilities	9,783	9,304

Total liabilities	1,396,391	1,362,301

Commitments and contingencies (Notes E and M)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; shares issued: 18,706,933 at December 31, 2011 and December 31, 2010	187	187
Paid-in capital	182,433	180,322
Retained earnings	89,019	82,899
Unearned compensation	(10,047)	(10,750)
Treasury stock, at cost (2,994,036 shares at December 31, 2011 and 2,597,827 shares at December 31, 2010)	(40,983)	(34,940)
Accumulated other comprehensive income, net of taxes	6,752	4,858

Total stockholders’ equity	227,361	222,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,623,752	$1,584,877

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

December 31, 2011, 2010 and 2009

(Dollars in thousands except per share amounts)

	2011	2010	2009
Interest and dividend income:
Loans	$58,220	$61,554	$49,052
Investments	12,728	12,238	13,904
Other interest-earning assets	126	66	30

Total interest and dividend income	71,074	73,858	62,986

Interest expense:
Deposits	12,449	13,847	14,295
Short-term borrowings	123	229	1,385
Long-term debt	5,689	6,871	6,306

Total interest expense	18,261	20,947	21,986

Net interest income before provision for loan losses	52,813	52,911	41,000

Provision for loan losses	3,242	2,285	2,998

Net interest income after provision for loan losses	49,571	50,626	38,002

Non-interest income:
Fee income on depositors’ accounts	5,554	5,327	4,877
Wealth management income	919	754	703
Income from bank-owned life insurance	1,642	1,390	1,382
Net gain on sales of loans	274	573	363
Net gain (loss) on sales/calls of securities	1	(185)	543
Impairment charges on securities	(99)	(145)	(82)
Other income	1,062	1,002	890

Total non-interest income	9,353	8,716	8,676

Non-interest expense:
Salaries and benefits	24,818	24,056	18,954
Occupancy expenses	3,317	3,397	2,611
Marketing expenses	1,797	2,091	1,470
Data processing expenses	3,970	4,099	3,438
Professional fees	2,174	1,812	1,359
Acquisition related expenses	-	1,148	2,863
FDIC insurance assessments	1,029	1,470	1,546
Other expenses	6,957	5,768	4,617

Total non-interest expense	44,062	43,841	36,858

Income before provision for income taxes	14,862	15,501	9,820

Provision for income tax expense	3,678	5,469	4,014

Net income	$11,184	$10,032	$5,806

Earnings per share:
Basic	$0.75	$0.66	$0.38
Diluted	$0.74	$0.65	$0.38

Weighted average shares outstanding:
Basic	14,929,714	15,302,505	15,265,192
Diluted	15,198,702	15,394,761	15,273,375

Dividends paid per share	$0.34	$0.30	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

December 31, 2011, 2010 and 2009

(Dollars in thousands except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2008	17,501,949	$178	$164,358	$75,888	$(12,144)	$(3,497)	$2,931	$227,714
Net income	-	-	-	5,806	-	-	-	5,806
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	2,119	2,119
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	308	308

Total comprehensive income								8,233

Shares issued pursuant to the acquisition of CNB Financial	943,186	9	12,101	-	-	-	-	12,110
Cash paid for in-the-money stock options and warrants	-	-	(354)	-	-	-	-	(354)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(21,088)	-	-	-	-	(273)	-	(273)
Tax benefit from Management Retention Plan vesting	-	-	34	-	-	-	-	34
Reissuance of treasury shares in connection with stock options exercised	398	-	(5)	-	-	5	-	-
Cash dividends paid ($0.28 per share)	-	-	-	(4,238)	-	-	-	(4,238)
Treasury stock purchases	(1,585,847)	-	-	-	-	(21,215)	-	(21,215)
Stock-based compensation	-	-	2,281	-	-	-	-	2,281
ESOP shares committed to be released	-	-	251	-	703	-	-	954

Balances at December 31, 2009	16,838,598	187	178,666	77,456	(11,441)	(24,980)	5,358	225,246
Net income	-	-	-	10,032	-	-	-	10,032
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	(427)	(427)
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	(73)	(73)

Total comprehensive income								9,532

Shares repurchased in connection with restricted stock forfeited for tax purposes	(28,061)	-	-	-	-	(401)	-	(401)
Tax benefit from Management Retention Plan vesting	-	-	115	-	-	-	-	115
Tax withheld on options exercised	-	-	(29)	-	-	-	-	(29)
Reissuance of treasury shares in connection with stock options exercised	82,495	-	(1,087)	-	-	1,087	-	-
Cash dividends paid ($0.30 per share)	-	-	-	(4,589)	-	-	-	(4,589)
Treasury stock purchases	(783,926)	-	-	-	-	(10,646)	-	(10,646)
Stock-based compensation	-	-	2,383	-	-	-	-	2,383
ESOP shares committed to be released	-	-	274	-	691	-	-	965

Balances at December 31, 2010	16,109,106	187	180,322	82,899	(10,750)	(34,940)	4,858	222,576
Net income	-	-	-	11,184	-	-	-	11,184
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	1,827	1,827
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	67	67

Total comprehensive income								13,078

Shares repurchased in connection with restricted stock forfeited for tax purposes	(26,411)	-	-	-	-	(403)	-	(403)
Restricted Shares forfeited	(10,910)	-	181	-	-	(181)	-	-
Cash paid for in the money stock options exercised			(2)					(2)
Excess tax benefit on stock compensation plans	-	-	91	-	-	-	-	91
Cancellation of shares for tax withholdings on options exercised	-	-	(55)	-	-	-	-	(55)
Reissuance of treasury shares in connection with stock options exercised	14,820	-	(110)	(11)	-	210	-	89
Reissuance of treasury shares in connection with stock warrants exercised	35,091	-	-	(28)	-	454	-	426
Reissuance of treasury shares in connection with restricted stock grants	17,500	-	(296)	42	-	254	-	-
Cash dividends paid ($0.34 per share)	-	-	-	(5,067)	-	-	-	(5,067)
Treasury stock purchases	(426,299)	-	-	-	-	(6,377)	-	(6,377)
Stock-based compensation	-	-	1,891	-	-	-	-	1,891
ESOP shares committed to be released	-	-	411	-	703	-	-	1,114

Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$11,184	$10,032	$5,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,242	2,285	2,998
ESOP expense	1,114	965	954
Stock-based compensation	1,891	2,383	2,281
Excess tax benefits on stock compensation plan	(91)	(115)	(34)
Amortization of premiums and discounts	1,654	1,355	402
Depreciation and amortization	1,320	1,516	1,119
Amortization of intangible assets	101	110	23
Provision for other real estate owned	130	37	55
Loans originated for sale and sold	(11,267)	(17,423)	(16,018)
Proceeds from sales of loans held for sale	11,488	17,906	16,381
Net gain on sales of loans	(274)	(573)	(363)
Net loss (gain) on sale of other real estate owned	48	(122)	30
Net (gain) loss on sale/call of available for sale securities	(1)	185	(543)
Impairment charges on securities	99	145	82
(Prepaid) provision deferred tax	(4,199)	672	(1,556)
Net increase in cash surrender value of bank-owned life insurance	(1,508)	(704)	(1,303)
Increase in accrued interest receivable	59	304	387
Decrease (increase) in other assets	1,371	(1,523)	(1,859)
Increase (decrease) in accrued expenses and other liabilities	917	645	(5,898)

Net cash provided by operating activities	17,278	18,080	2,944

Cash flows from investing activities:
Purchases of securities available for sale	(82,614)	(49,283)	(4,482)
Proceeds from sales of securities available for sale	-	11,586	31,808
Proceeds from calls, maturities and principal repayments of securities available for sale	66,253	76,679	71,156
Purchases of securities held to maturity	(13,432)	(90,876)	(55,967)
Proceeds from maturities, calls and principal repayments of securities held to maturity	28,780	20,723	3,538
Decrease (increase) in investment in short-term time deposits	-	1,096	(25)
Proceeds from sales of other real estate owned	1,843	1,681	782
Net loan (originations), (purchases) and principal repayments	(52,525)	35,624	(31,636)
Proceeds from sales of loans	-	9,725	13,637
Purchases of property and equipment	(2,180)	(1,134)	(946)
Cash used for acquisition, net of cash acquired	-	-	(5,097)
Cash paid to acquire Levine Financial Group	-	-	(92)
Purchases of bank-owned life insurance	(10,000)	-	-

Net cash (used in) provided by investing activities	(63,875)	15,821	22,676

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Concluded)

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from financing activities:
Net increase in deposits	86,674	104,374	60,243
Net change in short-term borrowings	(3,769)	(36,274)	(30,249)
Proceeds from issuance of long-term debt	10,440	-	29,181
Repayment of long-term debt, net of amortization of discount	(56,799)	(24,775)	(50,766)
Net increase in escrow funds held for borrowers	204	(78)	310
Payments on capitalized lease obligation	(406)	(406)	(342)
Excess tax benefits on stock compensation plans	91	115	34
Cancellation of shares for tax withholdings on options exercised	(55)	(29)	-
Reissuance of treasury shares in connection with restricted stock warrants	426	-	-
Reissuance of treasury shares in connection with stock options exercised	89	-	-
Treasury stock purchases	(6,780)	(11,047)	(21,488)
Cash paid for in the money stock options exercised	(2)	-	-
Cash dividends paid	(5,067)	(4,589)	(4,238)

Net cash provided by (used in) financing activities	25,046	27,291	(17,315)

(Decrease) increase in cash and cash equivalents	(21,551)	61,192	8,305
Cash and cash equivalents at beginning of year	83,069	21,877	13,572

Cash and cash equivalents at end of year	$61,518	$83,069	$21,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$19,020	$22,378	$21,706
Income taxes – net	5,073	4,648	9,685
Non-cash item:
Capitalized lease asset and obligations	$-	$-	$2,119
Transfer of loans to other real estate owned	2,539	1,587	363
Trade date accounting for securities purchased	(3,002)	3,002	-
Fair value of assets acquired, net of cash acquired	$-	$-	$280,499
Goodwill and core deposit	-	-	8,326
Fair value of liabilities assumed	-	-	271,621

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest-bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have maturities at date of purchase of 90 days or less.

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

December 31, 2011, 2010 and 2009

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

Federal Home Loan Bank stock

The Company, as a member of the Federal Home Loan Bank of Boston (the “FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews its investment in FHLBB stock for other than temporary impairment based upon an assessment of the ultimate recoverability of the par value. Based upon the most recent review, management concluded that no other than temporary impairment charge was necessary as of December 31, 2011.

Significant Group Concentrations of Credit Risk

A substantial portion of the Company’s loans are secured by real estate in Hampden, Hampshire and Worcester Counties of Massachusetts. Accordingly, the ultimate collectability of the Company’s loan portfolio is susceptible to changing conditions in these market areas. Note D discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructure (“TDR”). This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date or a partial forgiveness of debt. Restructured loans are returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are initially classified as impaired.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Commercial real estate – Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located in our primary market area. The cash flows of the income-producing investment properties may be adversely impacted by a downturn in the economy as vacancy

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

rates may increase, which in turn, will have an effect on credit quality. Generally management obtains annual financial information for borrowers with loans in excess of $250 in this class. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending may have an adverse effect on credit quality.

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

Residential real estate – Loans in this class are made to and secured by one- to four-family owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan class. The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.

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

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that the Company will be unable to collect all contractually required payments are accounted for as required by and in accordance with the Receivables Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Loans and Debt Securities Acquired with Deteriorating Credit Quality” (ASC 310). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (“LTV”), some of which are not immediately available as of the purchase date. The Company continues to evaluate this information and other credit-related information as it becomes available. ASC 310 addresses accounting for differences between contractual cash flows and cash flows

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

expected to be collected from the Company’s initial investment in loans if those differences are attributable, at least in part, to credit quality.

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

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s (the consolidated Company, in our case) estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

determination of fair value and/or conclusions related to goodwill impairment. For the year ended December 31, 2011, the Company had no goodwill impairment.

Business Segments

As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value net of any deferred fees or loans. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

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

December 31, 2011, 2010 and 2009

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. At December 31, 2011, there was one transfer of a financial asset that was accounted for as a secured borrowing in the amount of $440.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The Company recognizes the plan’s under-funded status as a liability with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”). Actuarial gains and losses and prior service costs or credits are recognized as a component of AOCI.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax bases of the Company’s assets and liabilities and certain tax carryforwards at enacted tax rates.

The provision for deferred income taxes is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2011 or 2010 for deferred tax assets.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company reports interest and penalties associated with tax obligations in other non-interest expense. The Company does not have any uncertain tax positions at December 31, 2011 and 2010 which require accrual or disclosure.

The Company recognized interest and penalties in the amount of $0, $0 and $40 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2011. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2008 are open.

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

Employee Stock Ownership Plan

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. Cash dividends received on shares held in suspense are applied to the scheduled annual debt payment.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	2011	2010	2009
Change in unrealized holding gains on available-for-sale securities	$3,026	$(920)	$3,883
Reclassification adjustment for (gains) losses realized in income	(1)	330	(461)
Non-credit portion of other-than-temporary impairment losses on available-for-sale securities	-	(188)	-

Net change in unrealized gains	3,025	(778)	3,422
Tax effect	(1,198)	351	(1,303)

	1,827	(427)	2,119

Pension liability for retirement plans	(61)	(279)	411
Pension liability adjustment	152	151	112

Net change in pension liability	91	(128)	523
Tax effect	(24)	55	(215)

	67	(73)	308

Other comprehensive income	$1,894	$(500)	$2,427

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The components of accumulated other comprehensive income are as follows:

December 31, 2011:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$11,841	$4,480	$7,361
Pension liability	(1,045)	436	(609)

Total accumulated other comprehensive income	$10,796	$4,916	$6,752

December 31, 2010:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$8,816	$3,282	$5,534
Pension liability	(1,136)	460	(676)

Total accumulated other comprehensive income	$7,680	$3,742	$4,858

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Amounts reported for prior periods are reclassified as necessary to be consistent with the current-period presentation.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this ASU. This ASU was adopted in the second quarter of 2011 and did not have a significant impact on the Company’s consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Concluded

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively, effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE B – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $1,321 and $50, respectively.

NOTE C – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gain	Losses
Securities Available for Sale
December 31, 2011:
Debt Securities:
Government-sponsored enterprises	$187	$5	$-	$192
Government-sponsored and government-guaranteed mortgage-backed securities	198,446	11,047	-	209,493
Private label mortgage-backed securities	2,127	68	(17)	2,178
Municipal bonds	7,759	625	-	8,384
Corporate bonds	1,453	244	(131)	1,566

Total	$209,972	$11,989	$(148)	$221,813

December 31, 2010:
Debt Securities:
Government-sponsored enterprises	$12,747	$36	$(281)	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	172,003	8,892	(129)	180,766
Private label mortgage-backed securities	3,076	110	(16)	3,170
Municipal bonds	7,760	105	(70)	7,795
Corporate bonds	1,450	357	(188)	1,619

Total	$197,036	$9,500	$(684)	$205,852

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Continued

	Amortized Cost	Unrealized		Fair Value
		Gain	Losses
Securities Held to Maturity
December 31, 2011:
Government-sponsored and government-guaranteed mortgage-backed securities	$89,955	$2,026	$(32)	$91,949
Private label mortgage-backed securities	163	4	-	167
Industrial revenue bonds	19,000	-	-	19,000
State of Israel bonds	150	-	-	150
Municipal bonds	6,629	416	-	7,045

Total	$115,897	$2,446	$(32)	$118,311

December 31, 2010:
Government-sponsored and government-guaranteed mortgage-backed securities	$105,312	$936	$(1,203)	$105,045
Private label mortgage-backed securities	388	1	-	389
Industrial revenue bonds	19,050	-	-	19,050
State of Israel bonds	150	-	-	150
Municipal bonds	7,575	65	(248)	7,392

Total	$132,475	$1,002	$(1,451)	$132,026

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.

As of December 31, 2011, the Bank has pledged securities with an amortized cost of $119,025 and a fair value of $125,767 to secure municipal deposits, reverse repurchase agreements, treasury, tax and loan deposits at the Federal Reserve Bank of Boston and customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note G.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Continued

Gross unrealized losses and fair values at December 31, 2011 and 2010 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
2011:
Securities Available for Sale
Debt Securities:
Private label mortgage-backed securities	$-	$-	$614	$(17)	1	$614	$(17)
Corporate bonds	-	-	198	(131)	1	198	(131)

Total	$-	$-	$812	$(148)	2	$812	$(148)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$7,444	$(32)	$-	$-	2	$7,444	$(32)

Total	$7,444	$(32)	$-	$-	2	$7,444	$(32)

2010:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$4,718	$(281)	$-	$-	1	$4,718	$(281)
Government-sponsored and government-guaranteed mortgage-backed securities	15,343	(129)	-	-	6	15,343	(129)
Private label mortgage-backed securities	-	-	907	(16)	1	907	(16)
Municipal bonds	2,713	(37)	256	(33)	9	2,969	(70)
Corporate bonds	137	(188)	-	-	1	137	(188)

Total	$22,911	$(635)	$1,163	$(49)	18	$24,074	$(684)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$51,839	$(1,203)	$-	$-	14	$51,839	$(1,203)
Municipal bonds	4,960	(248)	-	-	23	4,960	(248)

Total	$56,799	$(1,451)	$-	$-	37	$56,799	$(1,451)

Management evaluated the securities in the preceding tables and has determined that no declines in the fair value of the Company’s security portfolio are deemed to represent OTTI as of December 31, 2011. In 2010, management recognized OTTI on a trust preferred security. OTTI for this security amounted to $188, was non-credit related and was recognized in other

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE C – INVESTMENT SECURITIES – Concluded

comprehensive income. Management based its assessment on the issuers’ credit ratings, credit outlook, payment status and financial condition, the length of time the bonds have been in a loss position, the size of the loss position and other meaningful information.

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

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2011	2010	2009
Proceeds from sales/calls	$2,500	$11,586	$31,808
Gross gains	1	88	556
Gross losses	-	(273)	(13)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2011, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$520	$525
Due from one year to five years	285	298	498	527
Due from five years to ten years	5,015	5,411	1,356	1,481
Due after ten years	4,099	4,433	23,405	23,662

	$9,399	$10,142	$25,779	$26,195
Mortgage-backed securities	200,573	211,671	90,118	92,116

	$209,972	$221,813	$115,897	$118,311

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET

The components of loans are as follows at December 31:

	2011	2010
One- to four-family residential real estate	$314,839	$295,721
Commercial real estate	450,180	427,994
Construction	30,271	27,553
Home equity loans	135,518	138,290
Commercial and industrial	176,086	165,335
Automobile	7,843	11,051
Consumer	7,142	8,167

Total loans	1,121,879	1,074,111
Net deferred loan costs and fees	2,194	2,073
Allowance for loan losses	(11,132)	(9,987)

Loans, net	$1,112,941	$1,066,197

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

The Company has transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2011 and 2010, the Company was servicing loans for participants aggregating $43,780 and $44,444, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2011	2010
Beginning balance	$1,737	$1,571
New loans	1,076	576
Repayments	(583)	(410)

Ending balance	$2,230	$1,737

In 2011, the Company recognized proceeds of $11,488 from sales of residential mortgage loans originated for the purpose of reselling them in the secondary market. In 2010, the Company recognized proceeds of $17,906 from sales of residential mortgage loans originated for the purpose of reselling them in the secondary market and $9,725 from sales of residential mortgage loans held in its portfolio. Loans serviced by the Company for others totaled $68,270 and $69,006 at December 31, 2011 and 2010, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2011 and 2010.

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2011	2010	2009
Balance at beginning of year	$9,987	$9,180	$8,250

Provision for loan losses	3,242	2,285	2,998
Charge-offs	(2,392)	(1,637)	(2,163)
Recoveries	295	159	95

Balance at end of year	$11,132	$9,987	$9,180	(1)

(1)	In accordance with FASB ASC 805 “Business Combinations” the Company recorded loans acquired from CNB Financial at fair value and as such no allowance for loan losses for these loans existed as of the acquisition date of November 30, 2009.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

A summary of the activity pertaining to the allowance for loan losses for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$9,987
Provision	1,966	1,109	267	65	(125)	(40)	3,242
Charge-offs	(1,556)	(589)	(78)	(139)	(24)	(6)	(2,392)
Recoveries	235	52	3	-	-	5	295

Ending balance	$3,446	$5,572	$860	$666	$474	$114	$11,132

Further information pertaining to the allowance for loan losses at December 31, 2011 and 2010 is as follows:

	Commercial and Industrial	Real Estate Commercial	Construction	Residential	Home Equity	Consumer	Total
At December 31, 2011:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated	$65	$-	$70	$-	$-	$-	$135

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,381	$5,472	$790	$666	$474	$114	$10,897

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$-	$100	$-	$-	$-	$-	$100

Financing Receivables:
Total loans	$176,086	$450,180	$30,271	$314,839	$135,518	$14,985	$1,121,879

Loans deemed to be impaired and individually evaluated	$3,084	$1,770	$330	$1,169	$56	$163	$6,572

Loans not deemed to be impaired and collectively evaluated for impairment	$172,582	$446,939	$29,941	$313,422	$135,462	$14,822	$1,113,168

Loans acquired with deteriorated credit quality and deemed to be impaired	$420	$1,471	$-	$248	$-	$-	$2,139

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Total
At December 31, 2010:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated	$449	$48	$-	$-	$-	$-	$497

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$-	$170	$-	$-	$-	$-	$170

Financing Receivables:
Total loans	$165,335	$427,994	$27,553	$295,721	$138,290	$19,218	$1,074,111

Loans deemed to be impaired and individually evaluated	$2,885	$5,266	$1,261	$832	$60	$54	$10,358

Loans not deemed to be impaired and collectively evaluated for impairment	$162,450	$421,878	$26,292	$294,889	$138,230	$19,164	$1,062,903

Loans acquired with deteriorated credit quality	$-	$850	$-	$-	$-	$-	$850

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

The following is a summary of past due loans at December 31, 2011 and 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At December 31, 2011:
Commercial:
Commercial and industrial	$544	$205	$2,728	$3,477	$172,609	$176,086	$-
Commercial real estate	2,518	1,028	2,131	5,677	444,503	450,180	-
Construction	-	-	330	330	29,941	30,271	-
Consumer:
Residential real estate	8,747	1,984	1,417	12,148	302,691	314,839	-
Home equity	1,087	-	56	1,143	134,375	135,518	-
Consumer	376	1	163	540	14,445	14,985	-

Total	$13,272	$3,218	$6,825	$23,315	$1,098,564	$1,121,879	$-

At December 31, 2010:
Commercial:
Commercial and industrial	$131	$122	$3,135	$3,388	$161,947	$165,335	$-
Commercial real estate	3,291	1,088	2,864	7,243	420,751	427,994	-
Construction	-	-	552	552	27,001	27,553	-
Consumer:
Residential real estate	7,657	1,001	1,036	9,694	286,027	295,721	-
Home equity	730	223	60	1,013	137,277	138,290	-
Consumer	145	8	55	208	19,010	19,218	-

Total	$11,954	$2,442	$7,702	$22,098	$1,052,013	$1,074,111	$-

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

The following is a summary of impaired loans at December 31, 2011 and 2010:

	At December 31, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,379	$2,115	$-	$112	$112	$-
Commercial real estate	1,961	2,073	-	6,246	6,246	-
Construction	190	259	-	1,282	1,282	-
Residential real estate	1,417	1,417	-	1,036	1,036	-
Home Equity	56	56	-	60	60	-
Consumer	164	164	-	55	55	-

Total	$5,167	$6,084	$-	$8,791	$8,791	$-

With an allowance recorded:
Commercial and industrial	2,125	2,125	65	2,324	2,773	449
Commercial real estate	1,279	1,279	100	1,125	1,343	218
Construction	140	140	70	-	-	-
Residential real estate	-	-	-	-	-	-

Total	$3,544	$3,544	$235	$3,449	$4,116	$667

By portfolio segment:
Commercial portfolio segment	$7,074	$7,991	$235	$11,089	$11,756	$667
Consumer portfolio segment	1,637	1,637	-	1,151	1,151	-

Total impaired loans	$8,711	$9,628	$235	$12,240	$12,907	$667

Loans acquired from CNB Financial that are impaired at December 31, 2011 and 2010, are included in the above table.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

The following summaries of information pertaining to impaired and non-accrual loans:

	Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Commercial:
Commercial and industrial	$3,580	$36	$36
Commercial real estate	4,370	152	147
Construction	1,011	40	28
Consumer:
Residential real estate	1,536	63	63
Home Equity	82	7	7
Consumer	94	2	7

Total	$10,673	$300	$288

	Years Ended December 31,
	2010	2009
Average investment in impaired loans	$14,070	$9,264

Interest income recognized on impaired loans	$120	$-

Interest income recognized on a cash basis on impaired loans	$120	$-

The following is a summary of non-accrual loans as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Commercial:
Commercial and industrial	$3,504	$2,885
Commercial real estate	2,984	4,116
Commercial and residential construction	330	1,282
Consumer:
Residential real estate	1,417	1,036
Home equity	56	60
Consumer	163	55

Total	$8,454	$9,434

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

The following table represents modifications that were deemed to be troubled debt restructures for the year ended December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial and industrial	1	$863	$863
Commercial real estate	1	248	263
Commercial and residential construction	-	-	-
Consumer:
Residential real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-

Total	2	$1,111	$1,126

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

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial:
Commercial and industrial	-	$-
Commercial real estate	1	860
Commercial and residential construction	1	872
Consumer:
Residential real estate	-	-
Home equity	-	-
Consumer	-	-

Total	2	$1,732

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

The defaults on the commercial real estate and commercial construction troubled debt restructures were the result of the borrower’s delinquent loan payment. As of December 31, 2011 the commercial real estate loan was current and accruing interest, and the commercial and residential construction was current and on non-accrual. The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

CREDIT QUALITY INFORMATION

The Company utilizes a nine grade risk rating system for commercial and industrial, commercial real estate and construction loans as follows:

Pass: Loans in these five categories are considered low to average risk.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loan segment by internally assigned grades:

	At December 31, 2011				At December 31, 2010
	Commercial & Industrial	Commercial Real Estate	Construction	Total	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial Portfolio:
Grade:
Pass	$157,026	$419,818	$23,955	$600,799	$141,101	$391,336	$18,315	$550,752
Special Mention	7,730	10,965	1,057	19,752	11,503	13,447	2,678	27,628
Substandard	11,230	19,397	5,259	35,886	12,419	23,211	6,560	42,190
Doubtful	100	-	-	100	312	-	-	312

Total	$176,086	$450,180	$30,271	$656,537	$165,335	$427,994	$27,553	$620,882

	Residential	Home Equity	Consumer	Total	Residential	Home Equity	Consumer	Total
Consumer Portfolio:
Grade:
Pass	$311,921	$135,253	$14,723	$461,897	$293,999	$138,093	$19,155	$451,247
Special Mention	52	-	-	52	59	-	-	59
Substandard	2,866	265	262	3,393	1,663	197	63	1,923
Doubtful	-	-	-	-	-	-	-	-

Total	$314,839	$135,518	$14,985	$465,342	$295,721	$138,290	$19,218	$453,229

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Continued

The following is a summary of acquired impaired loan information for CNB Financial as of December 31, 2011:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)	Non- Accretable Difference	Accretable Yield	Loans Receivable
Balance at acquisition date of November 30, 2009	$5,178	$3,079	$2,099	$13	$3,066
Recognition of additional non-accretable yield	-	(250)(2)	250	-	-

Balance as of December 31, 2009	5,178	2,829	2,349	13	2,816
2010 Collections	(3,645)	(2,264)	(1,381)	(13)	(2,251)
Transfer to OREO	(393)	(393)(3)	-	-	(393)
Accretable yield recognized in earnings	-	-	-	(348)(4)	-

Balance as of December 31, 2010	1,140	172	968	-	172
2011 Collections	(37)	(37)	-	-	(37)
Impairment	-	(135)(5)	-	-	(135)
Transfer to accretable yield	-	-	(100)	100	-
Accretable yield recognized in earnings	-	-	-	(100)	-
Disposition	(1,103)	-	(868)	-	-

Balance as of December 31, 2011	$-	$-	$-	$-	$-

(1)	The Company has not factored any prepayments into the expected cash flows.

(2)	During the third quarter of 2010, the Company increased its non-accretable difference, with a corresponding increase to goodwill, by $250,000, based upon information obtained in the third quarter about conditions existing at the acquisition date.

(3)	The reduction in the carrying amount and the cash expected to be collected was due to one loan that was foreclosed upon and tranferred to OREO. Prior to acquisition of CNB, a portion of this loan was charged off in order to adjust the loan to its fair value; therefore, there was no non-accretable difference recorded against this loan on the aquisition date.

(4)	The transfer from non-accretable yield was due to repayment received in excess of cash expected to be collected, net of selling costs.

(5)	Amount represents a full reserve against the remaiming net book value of the loan due to uncollectibility.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE D – LOANS, NET – Concluded

principal cash flows will result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from non-accretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from non-accretable differences. Disposition represents the reduction of the remaining contractual required payments receivable and non-accretable yield due to uncollectibility.

Acquired loans that are modified subsequent to acquisition are reviewed to compare modified contractual cash flows to the carrying value. If modified cash flows are lower than the carrying value, the loan is removed from the acquired loans pool at its carrying value, as well as the related allowance for loan losses, and is classified as a troubled debt restructure. At December 31, 2011, the Company had one acquired loan that was a troubled debt restructure.

NOTE E – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2011	2010	Estimated Useful Lives
Land and improvements	$2,427	$2,426
Buildings and improvements	10,237	8,857	25 - 40 Years
Leasehold improvements	1,798	1,394	Lesser of useful life or term of lease
Furniture and equipment	4,630	3,141	3 - 10 Years
Assets under capitalized leases	5,359	5,359	Lesser of lease term or useful life

	24,451	21,177
Less accumulated depreciation and amortization	(8,013)	(5,612)

	$16,438	$15,565

Depreciation and amortization expense, including amortization for capitalized leases, totaled $1,320, $1,504 and $1,119 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases fifteen of its branches, two ATM facilities and two financial services offices (all operating leases). Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1,302, $1,334 and $757, respectively. The leases, which are non-cancelable, expire at various dates through 2034. The Company also entered into a capital lease obligation for three of its branches.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE E – BANKING PREMISES AND EQUIPMENT – Concluded

Future minimum rental commitments under the terms of these leases are as follows:

	Operating Leases	Capital Leases	Total
Years ending December 31,

2012	$1,047	$406	$1,453
2013	944	406	1,350
2014	947	406	1,353
2015	908	406	1,314
2016	701	407	1,108
Thereafter	3,540	5,950	9,490

Total minimum lease payments	$8,087	7,981	$16,068

Less interest included above		(3,107)

Capitalized lease obligations		$4,874

NOTE F – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2011	2010
Demand	$205,902	$175,996
NOW	52,899	40,922
Savings	247,664	203,165
Money market	301,770	260,573
Certificates of deposit	421,740	462,645

	$1,229,975	$1,143,301

At December 31, 2011, the scheduled maturities of time deposits are as follows:

		Time Deposits
	> $100	< $100	Total (1)
2012	$117,068	$111,128	$228,196
2013	66,964	41,924	108,888
2014	24,146	19,216	43,362
2015	21,012	8,828	29,840
2016	6,983	4,468	11,451

Total	$236,173	$185,564	$421,737

(1)	Includes brokered deposits in the amount of $2,777 and excludes the unamortized fair value adjustment balance of $3 recorded in connection with the acquisition of CNB Financial.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE F – DEPOSITS – Concluded

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2011	2010	2009
NOW	$159	$199	$149
Regular savings	1,694	1,679	1,320
Money market	1,963	2,121	2,209
Certificates of deposit	8,633	9,848	10,617

Total	$12,449	$13,847	$14,295

NOTE G – SHORT-TERM BORROWINGS

Federal Home Loan Bank of Boston Advances

There were no FHLBB advances with an original maturity of less than one year at December 31, 2011 and 2010. The Company has an available line of credit with the FHLBB at an interest rate that adjusts daily. There were no borrowings against the line of credit at December 31, 2011 and 2010. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally mortgage loans and U.S. Government and federal agency securities in an aggregate amount equal to outstanding advances. The Company’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12,000 at December 31, 2011 was approximately $107,058.

Repurchase Agreements

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. These customer repurchase agreements amounted to $17,260 and $21,029 at December 31, 2011 and 2010, respectively, at weighted average rates of 0.57% and 0.84%, respectively. Interest expense for 2011, 2010 and 2009 was $121, $185, and $122, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE H – LONG-TERM DEBT

Federal Home Loan Bank of Boston Advances

Advances outstanding (together with year of maturity) at December 31, 2011 and 2010 consisted of the following:

	2011		2010
	Amount (1)	Weighted Average Rate	Amount (1)	Weighted Average Rate
2011	$-	-	50,341	4.07%
2012	9,697	4.24%	11,902	4.26%
2013	41,500	4.04%	43,025	4.04%
2014	13,000	2.90%	13,000	2.90%
2015	7,655	3.42%	9,767	3.41%
2016	10,132	1.55%	247	6.65%
Thereafter	23,000	4.24%	23,000	4.24%

	$104,984	3.68%	$151,282	3.96%

(1)	Excludes the fair value adjustment of $1,433 and $2,025 at December 2011 and 2010, respectively, recorded in connection with the acquisition of CNB Financial.

At December 31, 2011, advances in the amount of $43,000 are callable at the option of the FHLBB at various dates through 2013.

At December 31, 2011, the Company had a secured borrowing in the amount of $440.

Reverse Repurchase Agreements

The Company secured two structured term reverse repurchase agreements for $10,000 through another financial institution in 2008 and 2009. The reverse repurchase agreement entered into in 2008 for $10,000 matures in 2018, was callable in 2011 and has a rate of 2.73%. The reverse repurchase agreement entered into in 2009 for $10,000 matures in 2019, is callable in 2014 and has a rate of 2.44%. Interest expense for 2011, 2010 and 2009 was $538, $517 and $512, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

Subordinated Debentures

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the face amount of $7,732. The Company recorded a fair value acquisition discount of $2,383 in connection with the acquisition of CNB

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE H – LONG-TERM DEBT – Concluded

Financial Corp. on November 30, 2009. The remaining unamortized discount was $2,193 at December 31, 2011. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2011 was 2.40%. A special redemption provision allows the Company to redeem the issue at par on March 15, June 15, September 15, or December 15.

NOTE I – INCOME TAXES

The provision for federal and state income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
Current tax provision:
Federal	$6,177	$3,771	$4,514
State	1,700	1,026	1,056

	7,877	4,797	5,570

Deferred tax provision (benefit):
Federal	(3,293)	780	(1,190)
State	(906)	(108)	(366)

	(4,199)	672	(1,556)

Provision for income taxes	$3,678	$5,469	$4,014

The following table summarizes the difference between the statutory federal income tax rate and the effective rate:

	Years Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.5	3.8	4.6
Stock-based compensation	0.9	1.8	2.7
Tax-exempt obligations	(4.1)	(2.7)	(2.1)
Tax credits	(8.0)	-	-
Bank owned life insurance	(3.5)	(3.1)	(4.9)
Non-deductible acquisition expenses	-	0.5	6.2
Other, net	0.9	1.0	0.4

Effective tax rate	24.7%	35.3%	40.9%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE I – INCOME TAXES – Continued

The components of the net deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Federal	$16,205	$12,242
State	4,565	3,455

	20,770	15,697

Deferred tax liability:
Federal	(5,628)	(3,947)
State	(1,136)	(721)

	(6,764)	(4,668)

Net deferred tax asset:	$14,006	$11,029

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	At December 31,
	2011	2010
Cash basis of accounting	$359	$267
Investments:
Net unrealized gain on securities available for sale	(4,480)	(3,282)
Impairment losses	1,026	645
Partnerships and other investments	318	-
Retirement benefits	436	460
Depreciation	218	644
Deferred benefit	(896)	336
Purchase accounting adjustment	486	-
Allowance for loan losses	4,547	4,080
Employee benefit plans	4,343	3,127
Market value adjustment on loans	7,532	4,770
Other	117	(18)

Net deferred tax asset	$14,006	$11,029

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE I – INCOME TAXES – Concluded

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2011	2010
Balance at beginning of year	$11,029	$11,295
Provision (benefit) for prepaid taxes	4,199	(672)
Tax effect of changes in accumulated other comprehensive income	(1,222)	406

Balance at end of year	$14,006	$11,029

The Bank’s base year reserve for loan losses (as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise. Accordingly, the Bank has not recorded a deferred tax liability of approximately $1,043 relating to approximately $2,600 of cumulative tax deductions related to loans generated prior to December 31, 1995.

NOTE J – EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 is presented below.

	Years Ended December 31,
	2011	2010	2009
Net income	$11,184	$10,032	$5,806

Weighted average common shares applicable to basic EPS (1)	14,929,714	15,302,505	15,265,192
Effect of dilutive potential common shares (2) (3)	268,988	92,256	8,183

Weighted average common shares applicable to diluted EPS	15,198,702	15,394,761	15,273,375

Earnings per share:
Basic	$0.75	$0.66	$0.38
Diluted	$0.74	$0.65	$0.38

(1)	Share-based compensation awards that qualify as participating securities (entiled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.

(2)	For the years ended December 31, 2011, 2010 and 2009, options to purchase 233,390, 1,405,286 and 1,604,850 shares, respectively, were not included in the computation of diluted earnings per share because they were antidilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.

(3)	Includes incremental shares related to dilutive stock options.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

A combined summary of activity in the Company’s incentive plans for the years ended December 31, 2010 and 2011 is presented in the following table:

	Shares Available for Grant	Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant Value	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2009	327,822	436,546	$12.04	1,809,885	$12.36
Granted	(38,500)	3,000	14.34	35,500	14.70
Stock options exercised	-	-	-	(73,955)	12.10
Shares vested	-	(132,924)	12.30	-	-
Forfeited	6,800	-	-	(6,800)	13.85
Cancelled	-	-	-	-	-

Balance at December 31, 2010	296,122	306,622	$12.15	1,764,630	$12.42
Granted	(52,500)	17,500	15.93	35,000	15.93
Stock options exercised	-	-	-	(60,720)	12.60
Shares vested	-	(130,060)	12.32	-	-
Forfeited	74,086	(27,012)	12.16	(47,074)	12.31
Cancelled	30,921	-	-	(30,921)	15.36

Balance at December 31, 2011	348,629	167,050	$12.42	1,660,915	$12.43

During 2011 the Company granted 35,000 stock options and 17,500 restricted shares to certain employees under the 2008 Incentive Plans. The stock options had a weighted average value of $4.00 per share, with a total grant date fair value of $140. The restricted shares had a weighted average value of $15.93 per share, with a total grant date fair value of $279.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE K – STOCK-BASED INCENTIVE PLANS – Concluded

The Company’s total compensation cost for shared-based payment arrangements was $1,891 in 2011, $2,383 in 2010 and $2,281 in 2009. The Company recorded excess tax benefits on stock compensation plans of $91 in 2011, $115 in 2010 and $34 in 2009 related to the recognition of the shared-based compensation expense. As of December 31, 2011, compensation costs related to non-vested stock awards totaling $2,731 have not been recognized. These costs will be recognized over an estimated weighted average period of 2.1 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2011, 2010 and 2009.

	2011	2010	2009
Weighted average fair value	$4.00	$3.77	$4.16
Expected term (short-cut method)	6.50 years	6.50 years	6.50 years
Volatility	28.76%	28.13%	35.33%
Expected dividend yield	2.25%	2.12%	2.18%
Weighted average risk-free interest rate	2.14%	2.76%	3.28%

A summary of stock options outstanding and exercisable at December 31, 2011 is as follows:

	Stock Options
	Outstanding	Exercisable
Total number of shares	1,660,915	1,226,612
Weighted average exercise price	$12.43	$12.44
Aggregate intrinsic value	$6,078	$4,489
Weighted average remaining contractual term	5.8 years	5.3 years

NOTE L – EMPLOYEE BENEFIT PLANS

Senior Executive Retirement Plan

The Company has entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers. The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility. Effective October 1, 2007, the Company consolidated the Agreements of current senior executives into a SERP. The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $734 and $747 at December 31, 2011 and 2010, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense for the Agreements was $36, $46 and $18 for the years ended December 31, 2011, 2010 and 2009, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Additional directors will begin participation in the plan as of the first day of the plan year in which they become members of the board of directors. Retired directors will continue to receive benefits under the Directors Fee Continuation Plan. At December 31, 2011 and 2010, the Company’s recorded liability for this plan amounted to $300 and $356, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company was not required to record an expense for the years ended December 31, 2011, 2010 and 2009.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS – Continued

In the event a participant has a separation from service prior to his normal retirement date (other than due to termination for cause, disability or death), the participant will be entitled to a lesser benefit payable in ten annual installments commencing at age 65. The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%. The supplemental benefit will commence on the director’s normal benefit date and will be payable in a lump sum, unless the director has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit. A director’s benefit percentage will accelerate to 100% upon the director’s separation from service due to death, disability or a change in control. Effective December 1, 2011 the Board of Directors elected to freeze the Director Retirement Plan to new members of the Board of Directors. The Director Retirement Plan is accounted for as a defined benefit plan.

The following table summarizes the changes in the projected benefit obligation (“PBO”), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2011 and 2010. These plans had no assets at December 31, 2011 and 2010. Amounts recognized at December 31, 2011 and 2010 are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

	At or For the Years Ended December 31,
	2011		2010
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Change in projected benefit obligation:
Beginning of period	$3,489	$900	$2,741	$788
Service cost	315	93	319	69
Interest cost	176	56	176	42
Actuarial (gain)/loss	(110)	183	(73)	27
Plan amendments	-	-	326	-
Benefits paid	-	(27)	-	(26)

End of period	$3,870	$1,205	$3,489	$900

Funded status:
Accrued benefit cost	$3,870	$1,205	$3,489	$900

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS – Continued

	At or For the Years Ended December 31,
	2011		2010
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(766)	$(182)	$(882)	$(219)
Net gain/(losses)	120	(217)	10	(45)

Total	$(646)	$(399)	$(872)	$(264)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.25%	4.25%	6.00%	5.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

Components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2011		2010
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$315	$93	$319	$69
Interest cost	176	56	176	42

Total pension cost	491	149	495	111
Prior service cost amortization	115	47	115	36

Net periodic benefit cost	$606	$196	$610	$147

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.50%	6.00%	6.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

The unrecognized prior service cost is being amortized over a period of ten years (estimated employee service life). In 2012, approximately $115 and $37 in prior service cost for SERP and the Director Retirement Plan, respectively, is expected to be recognized as a component of net periodic benefit cost. In 2012, approximately $16 in unrecognized net loss for the Director Retirement Plan is expected to be recognized in net periodic benefit cost.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS – Continued

At December 31, 2011, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

	SERP	Director Retirement Plan
Years ending December 31,
2012	$642	$422
2013	2,763	211
2014	-	25
2015	-	26
2016	1,021	242
2017 through 2021	-	305
Years after 2021	3,586	788

Total expected benefit payments	$8,012	$2,019

Except for the benefit payments expected to be paid, the Company does not expect to make contributions to these plans in 2012.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE L – EMPLOYEE BENEFIT PLANS – Concluded

The Company has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares held by the plan trustee in a suspense account for allocation among the participants as the loan is repaid. The Company reports compensation expense equal to the average daily market price of the shares as they are committed to be released from the suspense account. Total compensation expense applicable to the ESOP amounted to $1,114, $965 and $954 for the years ended December 31, 2011, 2010 and 2009, respectively.

Shares held by the ESOP, adjusted by the exchange ratio of 1.04079, include the following:

	December 31,
	2011	2010	2009
Allocated	308,915	249,607	181,587
Committed to be released	71,709	71,709	71,709
Unallocated	1,021,504	1,093,212	1,164,922

	1,402,128	1,414,528	1,418,218

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2011, 2010 and 2009 was $16,436, $16,693 and $15,272, respectively.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE M – COMMITMENTS AND CONTINGENCIES – Continued

Financial instruments with off-balance sheet risk at December 31, 2011 and 2010 are as follows:

	2011	2010
Unused lines of credit	$250,034	$233,403
Amounts due mortgagors	27,495	26,500
Standby letters of credit	4,004	4,382
Commitments to originate loans	32,689	27,068

Included in commitments to originate loans at December 31, 2011 and 2010 are fixed rate commitments in the amount of $23,648 and $24,116, at interest ranges of 3.125% to 6.25% and 3.40% to 7.00%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2011 and 2010 exceeds 100%.

The Company has also committed to invest up to $10,000, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At December 31, 2011, the Company has invested $5,117 in the fund, which has been reduced by net operating losses of $1,017. The net carrying balance of $4,100 is included in other assets on the consolidated balance sheet. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE M – COMMITMENTS AND CONTINGENCIES – Concluded

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

Litigation

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. During the third quarter of 2011 the judge issued a ruling in favor of United Bank. The litigants have appealed the decision. United Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to United Bank can be made at this time.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE N – FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. government and government-sponsored enterprises that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities and are not adjusted by the Company.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 includes U.S. government and mortgage-backed securities issued by government-sponsored enterprises. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities and are not adjusted by the Company.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE N – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2011
Securities available for sale:
Government-sponsored enterprises	$-	$192	$-	$192
Government-sponsored and government-guaranteed mortgage-backed securities	-	209,493	-	209,493
Private label mortgage-backed securities	-	2,178	-	2,178
Municipal bonds	-	8,384	-	8,384
Corporate bonds	-	-	1,566	1,566

Total	$-	$220,247	$1,566	$221,813

At December 31, 2010
Securities available for sale:
Government-sponsored enterprises	$-	$12,502	$-	$12,502
Government-sponsored and government-guaranteed mortgage-backed securities	-	180,766	-	180,766
Private label mortgage-backed securities	-	3,170	-	3,170
Municipal bonds	-	7,795	-	7,795
Corporate bonds	-	-	1,619	1,619

Total	$-	$204,233	$1,619	$205,852

The Company has no liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2011 and 2010.

	2011	2010
Balance at beginning of year	$1,619	$2,014
Total realized/unrealized losses included in net income	-	(35)
Change in unrealized (loss)/gain	(53)	(93)
Sales	-	(267)

Balance at end of year	$1,566	$1,619

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE N – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related assets as of and for the years ended December 31, 2011 and 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets:
Loans	$-	$-	$3,309	$432
Other real estate owned	-	-	750	(130)
Other assets	-	-	501	(99)

Total assets	$-	$-	$4,560	$203

December 31, 2010
Assets:
Loans	$-	$3,489	$-	$(156)
Other assets	-	-	545	(145)

Total assets	$-	$3,489	$545	$(301)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is a venture capital investment carried at cost. In the second and third quarter of 2011 management determined that an impairment indicator existed and that the investment suffered impairment that was considered other-than-temporary. The cost basis of the investment was written down by $59 in the second quarter and $40 in the third quarter to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. Also included in other assets is private company stock which is carried at cost. In 2010 management determined that several impairment indicators existed and that the investment was impaired. In its evaluation, management considered the investee’s earnings performance, credit rating, asset quality, regulatory, economic, or technological environment operating environment, and the investee’s ability to continue as a going concern. The cost basis of the individual security was written down by $145 to fair value as a new cost basis and the amount of the write-down was accounted for as a realized loss and was included in earnings.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE N – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE N – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

Subordinated Debentures

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering. The fair value estimate is determined by

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE N – FAIR VALUES OF FINANCIAL INSTRUMENTS – Concluded

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

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$61,518	$61,518	$83,069	$83,069
Securities available for sale	221,813	221,813	205,852	205,852
Securities held to maturity	115,897	118,311	132,475	132,026
Stock in Federal Home Loan Bank of Boston	15,365	15,365	15,365	15,365
Net loans	1,112,941	1,150,955	1,066,197	1,091,165
Financial Liabilities:
Deposits (with no stated maturity)	808,235	808,235	680,656	680,656
Time deposits	421,740	429,676	462,645	469,717
Federal Home Loan Bank of Boston advances	106,417	110,201	153,307	155,945
Repurchase agreements	37,260	37,347	41,029	40,403
Subordinated debentures	5,539	5,539	5,448	5,448

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE O – STOCKHOLDERS’ EQUITY

Regulatory Capital

The Bank is subject to various minimum regulatory capital standards promulgated by the Office of the Comptroller of the Currency (the “OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company is not separately subject to capital guidelines.

The minimum capital standards of the OCC generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the total risk-based capital requirement, the Tier I risk-based capital requirement and the Tier I or leverage capital requirement. The Tier I risk-based and Tier I leverage capital requirements provide for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of risk-weighted assets and to 4.0% of adjusted total assets, respectively, except for those banks with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

The OCC capital rules also require savings associations to hold a ratio of 1.5% tangible capital to tangible assets. Tangible equity is defined as core capital less tangible assets. Tangible assets are defined as adjusted total assets less intangible assets.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE O – STOCKHOLDERS’ EQUITY – Continued

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:

Total Risk-based Capital
(to Risk Weighted Assets)	$206,525	17.1%	$96,672	8.0%	$120,840	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	195,393	16.2%	48,336	4.0%	72,504	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	195,393	12.2%	63,894	4.0%	79,868	5.0%

Tangible Equity
(to Tangible Assets)	195,393	12.2%	23,960	1.5%	N/A

As of December 31, 2010:

Total Risk-based Capital
(to Risk Weighted Assets)	$190,533	16.3%	$93,265	8.0%	$116,581	10.0%

Tier I Risk-based Capital
(to Risk Weighted Assets)	180,546	15.5%	46,632	4.0%	69,948	6.0%

Tier I (Core) Capital
(to Adjusted Total Assets)	180,546	11.5%	62,629	4.0%	78,286	5.0%

Tangible Equity
(to Tangible Assets)	180,546	11.5%	23,486	1.5%	N/A

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31
	2011	2010
Total consolidated equity	$227,361	$222,576
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(16,584)	(28,639)
Accumulated other comprehensive income	(6,752)	(4,858)
Disallowed goodwill and intangible assets	(8,632)	(8,533)

Tangible, Tier I and Core Capital	195,393	180,546
Allowance for loan losses	11,132	9,987
Other	-	-

Total risk-based capital	$206,525	$190,533

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE O – STOCKHOLDERS’ EQUITY – Concluded

Common Stock Repurchase Plans

On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock through open market purchases. Stock repurchases are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2011, the Company repurchased 477,700 shares at a cost of approximately $7,086 and an average price of $14.83, under this plan.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE P – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$5,184	$18,421
Investment in Bank	210,777	193,937
ESOP loans receivable	11,071	11,676
Other assets	6,077	4,257

TOTAL ASSETS	$233,109	$228,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	$5,539	$5,448
Other liabilities	209	267
Stockholders’ equity	227,361	222,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,109	$228,291

STATEMENTS OF INCOME
	Years Ended December 31,
	2011	2010	2009
Income:
Investment interest	$111	$168	$399
ESOP loan interest	379	398	418
Impairment charges on securities	(99)	(145)	-

Total income	391	421	817

Expense:
Subordinated debentures interest	255	250	15
Professional services	1,295	1,248	1,089
Acquisition related expenses	-	126	1,841
Other expenses	102	67	52

Total expense	1,652	1,691	2,997

Loss before income tax benefit	(1,261)	(1,270)	(2,180)
Income tax benefit	(510)	(145)	(421)

Loss before equity in undistributed earnings of the Bank	(751)	(1,125)	(1,759)
Equity in undistributed earnings of the Bank	11,935	11,157	7,565

NET INCOME	$11,184	$10,032	$5,806

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE P – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$11,184	$10,032	$5,806
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the bank	(11,935)	(11,157)	(7,565)
Impairment charges on securities	99	145	-
Decrease in deferred income taxes	-	-	(51)
Increase (decrease) in accrued interest receivable	1	(2)	-
Decrease in other assets	(1,820)	(681)	(94)
(Decrease) increase in intercompany payables and other liabilities	(57)	(37)	121

Net cash used in operating activities	(2,528)	(1,700)	(1,783)

Cash flows from investing activities:
Cash used for acquisition of CNB Financial, net of cash acquired	-	-	(10,587)
Capital contributions to venture capital fund	(100)	(200)	(200)
Maturity of (investment in) short term time deposits	-	1,096	(25)
Principal payments on ESOP loans	605	586	567

Net cash provided by (used in) investing activities	505	1,482	(10,245)

Cash flows from financing activities:
Return of capital from United Bank	84	18,557	168
Excess tax benefits on stock compensation plans	91	115	34
Tax withheld on options exercised	(55)	(29)	-
Treasury stock purchases	(6,780)	(11,047)	(21,488)
Reissuance of treasury shares in connection with restricted stock warrants	426	-	-
Reissuance of treasury shares in connection with restricted stock grants	89	-	-
Cash paid for in the money stock options exercised	(2)	-	-
Cash dividends paid	(5,067)	(4,589)	(4,238)

Net cash (used in) provided by financing activities	(11,214)	3,007	(25,524)

(Decrease) increase in cash and cash equivalents	(13,237)	2,789	(37,552)

Cash and cash equivalents at beginning of period	18,421	15,632	53,184

Cash and cash equivalents at end of period	$5,184	$18,421	$15,632

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period:
Income taxes – net	$4,850	$4,750	$6,521

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

NOTE Q – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2011 and 2010.

	Three Months Ended
	March 31	June 30	September 30	December 31
2011:
Interest income	$17,718	$18,128	$17,800	$17,428
Interest expense	4,927	4,746	4,401	4,187

Net interest income	12,791	13,382	13,399	13,241
Provision for loan losses	808	673	750	1,011
Non-interest income	2,149	2,211	2,423	2,570
Non-interest expense	10,940	11,403	11,001	10,718

Income before income taxes	3,192	3,517	4,071	4,082
Income tax expense	763	827	986	1,102

Net income	$2,429	$2,690	$3,085	$2,980

Basic earnings per share	$0.16	$0.18	$0.21	$0.20
Diluted earnings per share	$0.16	$0.18	$0.20	$0.20
Dividends paid per share	$0.08	$0.08	$0.09	$0.09

2010:
Interest income	$18,757	$18,536	$18,395	$18,170
Interest expense	5,261	5,249	5,228	5,209

Net interest income	13,496	13,287	13,167	12,961
Provision for loan losses	733	450	750	352
Non-interest income	2,037	2,219	2,103	2,357
Non-interest expense	12,018	10,631	10,456	10,736

Income before income taxes	2,782	4,425	4,064	4,230
Income tax expense	1,031	1,492	1,387	1,559

Net income	$1,751	$2,933	$2,677	$2,671

Basic earnings per share	$0.11	$0.19	$0.18	$0.18
Diluted earnings per share	$0.11	$0.19	$0.18	$0.18
Dividends paid per share	$0.07	$0.07	$0.08	$0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework. Management’s evaluation of internal control over financial reporting as of December 31, 2011

Our internal control over financial reporting as of December 31, 2011 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Attestation report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Financial Bancorp, Inc.

We have audited United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of United Financial Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2011 consolidated financial statements of United Financial Bancorp, Inc. and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 12, 2012

(d)	Changes to internal controls

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors

For information concerning the Company’s directors, the information contained under the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information required by this item is incorporated by reference to the “Compensation Discussion and Analysis”, “Executive Compensation”, “Corporate Governance and Board Matters—Directors’ Compensation” and “Compensation Committee Report” sections of the Proxy Statement.

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

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,660,915	$12.43	157,849
Equity compensation plans not approved by security holders	-	-	-
Total	1,660,915	$12.43	157,849

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Related Persons” and “Corporate Governance—Director Independence” sections of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are filed under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated Balance Sheets—at December 31, 2011 and 2010

Consolidated Statements of Income—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Employment Agreement by and between United Bank and Richard B. Collins (4)*
10.2	Change in Control Agreement by and between United Bank and Keith E. Harvey (4)*
10.3	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)*
10.4	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)*
10.5	Change in Control Agreement by and between United Bank and Charles R. Valade (12)*
10.5 A	Amendment to the Change in Control Agreement by and between United Bank and Charles R. Valade (12)*
10.6	United Bank 2007 Supplemental Retirement Plan for Senior Executives (4)*
10.7	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (5)*
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Keith E. Harvey (5)*
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (5)*
10.10	United Bank 2006 Stock-Based Incentive Plan (6)*
10.11	United Bank 2012 Annual Incentive Plan filed herewith*
10.12	United Bank 2007 Director Retirement Plan (7)*
10.13	Directors Fee Continuation Plan (3)*
10.14	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (8)*
10.15	Retention Agreement by and between United Bank and Charles R. Valade (12)*
10.16	CNB Financial Corp. 2008 Equity Incentive Plan (9)*
10.17	CNB Financial Corp. Amended and Restated Stock Option Plan (10)*
10.18	Form of Award Agreement under the CNB Financial Corp. 2008 Equity Incentive Plan (11)*

10.19	Form of Award Agreement under the CNB Financial Corp. Amended and Restated Stock Option Plan (10)*
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer filed herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer filed herewith
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
(3)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(4)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(5)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(6)	Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.
(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(8)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).
(9)	Incorporated by reference to Appendix A to the Proxy Statement filed by CNB Financial Corp. with the Commission on April 11, 2008.
(10)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on March 27, 2007.
(11)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on August 7, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K of United Financial Bancorp, Inc. filed with the Securities Exchange Commission on March 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 12, 2012	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins Richard B. Collins	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 12, 2012

/s/ Mark A. Roberts Mark A. Roberts	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012

/s/ Paula A. Aiello Paula A. Aiello	Director	March 12, 2012

/s/ Michael F. Crowley Michael F. Crowley	Director	March 12, 2012

/s/ Carol Moore Cutting Carol Moore Cutting	Director	March 12, 2012

/s/ Carol A. Leary Carol A. Leary	Director	March 12, 2012

/s/ Kevin E. Ross Kevin E. Ross	Director	March 12, 2012

/s/ Robert A. Stewart, Jr. Robert A. Stewart, Jr.	Director	March 12, 2012

/s/ Thomas H. Themistos Thomas H. Themistos	Director	March 12, 2012

/s/ Michael F. Werenski Michael F. Werenski	Director	March 12, 2012