Form 10-Q
period 2012-03-31
United Financial Bancorp, Inc.
filed 2012-05-07
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Common stock, $0.01 par value

15,526,358 shares outstanding as of May 2, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$19,475	$20,112
Interest-bearing deposits	56,073	41,406

Total cash and cash equivalents	75,548	61,518
Securities available for sale, at fair value	233,100	221,813
Securities held to maturity, at amortized cost (fair value of $110,226 at March 31, 2012 and $118,311 at December 31, 2011)	107,612	115,897
Loans held for sale	685	53
Loans, net of allowance for loan losses of $11,325 at March 31, 2012 and $11,132 at December 31, 2011	1,130,274	1,112,941
Other real estate owned	2,442	2,054
Accrued interest receivable	4,748	4,846
Deferred tax asset, net	14,368	14,006
Stock in the Federal Home Loan Bank of Boston	14,454	15,365
Banking premises and equipment, net	17,333	16,438
Bank-owned life insurance	41,084	40,688
Goodwill	8,192	8,192
Other assets	10,358	9,941

TOTAL ASSETS	$1,660,198	$1,623,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,050,076	$1,024,073
Non-interest-bearing	208,553	205,902

Total deposits	1,258,629	1,229,975
Short-term borrowings	23,561	17,260
Long-term debt	126,704	126,857
Subordinated debentures	5,562	5,539
Escrow funds held for borrowers	2,250	2,103
Capitalized lease obligations	4,837	4,874
Accrued expenses and other liabilities	11,407	9,783

Total liabilities	1,432,950	1,396,391

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued and outstanding at March 31, 2012 and December 31, 2011	187	187
Paid-in capital	182,671	182,433
Retained earnings	90,553	89,019
Unearned compensation	(9,874)	(10,047)
Treasury stock, at cost (3,108,811 shares at March 31, 2012 and 2,994,036 shares at December 31, 2011)	(42,838)	(40,983)
Accumulated other comprehensive income, net of taxes	6,549	6,752

Total stockholders’ equity	227,248	227,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,660,198	$1,623,752

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income:
Loans	$14,075	$14,487
Investments	2,855	3,191
Other interest-earning assets	41	40

Total interest and dividend income	16,971	17,718

Interest expense:
Deposits	2,753	3,297
Short-term borrowings	20	37
Long-term debt	1,098	1,593

Total interest expense	3,871	4,927

Net interest income before provision for loan losses	13,100	12,791
Provision for loan losses	650	808

Net interest income after provision for loan losses	12,450	11,983

Non-interest income:
Fee income on depositors’ accounts	1,408	1,292
Wealth management income	227	240
Income from bank-owned life insurance	440	331
Net gain on sale of loans	108	23
Net gain on sale of securities	—	1
Other income	390	262

Total non-interest income	2,573	2,149

Non-interest expense:
Salaries and benefits	6,442	6,269
Occupancy expenses	874	844
Marketing expenses	440	447
Data processing expenses	1,020	988
Professional fees	506	661
FDIC insurance assessments	269	330
Low income housing tax credit fund	243	198
Other expenses	1,481	1,203

Total non-interest expense	11,275	10,940

Income before income taxes	3,748	3,192
Income tax expense	899	763

Net income	$2,849	$2,429

Earnings per share:
Basic	$0.19	$0.16
Diluted	$0.19	$0.16

Weighted average shares outstanding:
Basic	14,670,606	15,014,143
Diluted	14,987,033	15,258,574

Dividends paid per share	$0.09	$0.08

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Dollars in thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2012	2011

Net Income	$2,849	$2,429

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on available-for-sale securities	(335)	(553)
Reclassification adjustment for gains realized in income	—	(1)

Net change in unrealized gains	(335)	(554)
Tax effect	132	208

Net of tax amount	(203)	(346)

Comprehensive income	$2,646	$2,083

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Net income	—	—	—	2,429	—	—	—	2,429
Other comprehensive loss	—	—	—	—	—	—	(346)	(346)
Cash dividends paid ($0.08 per share)	—	—	—	(1,200)	—	—	—	(1,200)
Treasury stock purchases	(13,896)	—	—	—	—	(195)	—	(195)
Cancellation of shares for tax withholdings on options exercised	—	—	(7)	—	—	—	—	(7)
Reissuance of treasury shares in connection with stock options exercised	825	—	(12)	—	—	12	—	—
Stock-based compensation	—	—	526	—	—	—	—	526
ESOP shares committed to be released	—	—	97	—	172	—	—	269

Balances at March 31, 2011	16,096,035	$187	$180,926	$84,128	$(10,578)	$(35,123)	$4,512	$224,052

Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361
Net income	—	—	—	2,849	—	—	—	2,849
Other comprehensive loss	—	—	—	—	—	—	(203)	(203)
Cash dividends paid ($0.09 per share)	—	—	—	(1,322)	—	—	—	(1,322)
Treasury stock purchases	(129,200)	—	—	—	—	(2,054)	—	(2,054)
Restricted shares forfeited	(8,000)	—	109	—	—	(109)	—	—
Cancellation of shares for tax withholdings on options exercised	—	—	(83)	—	—	—	—	(83)
Reissuance of treasury shares in connection with stock options exercised	14,925	—	(140)	(10)	—	205	—	55
Reissuance of treasury shares in connection with restricted stock grants	7,500	—	(120)	17	—	103	—	—
Stock-based compensation	—	—	362	—	—	—	—	362
ESOP shares committed to be released	—	—	110	—	173	—	—	283

Balances at March 31, 2012	15,598,122	$187	$182,671	$90,553	$(9,874)	$(42,838)	$6,549	$227,248

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(Dollars in thousands)

Cash flows from operating activities:	2012	2011
Net income	$2,849	$2,429
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	808
ESOP expense	283	269
Stock-based compensation	362	526
Amortization of premiums and discounts	461	392
Depreciation and amortization	405	135
Amortization of intangible assets	23	26
Net loss on sale of other real estate owned	22	11
Net gain on sale/call of available for sale securities	—	(1)
Loans originated for sale	(4,734)	(2,254)
Proceeds from sales of loans held for sale	4,210	1,694
Net gain on sale of loans	(108)	(23)
(Prepaid) provision deferred tax	(362)	208
Net increase in cash surrender value of bank-owned life insurance	(396)	(294)
Decrease (increase) in accrued interest receivable	98	(71)
Increase in other assets	(308)	(670)
Increase (decrease) in accrued expenses and other liabilities	1,687	(480)

Net cash provided by operating activities	5,142	2,705

Cash flows from investing activities:
Purchases of securities available for sale	(25,875)	(34,204)
Proceeds from maturities, calls and principal repayments of securities available for sale	14,119	21,986
Proceeds from maturities, calls and principal repayments of securities held to maturity	7,958	6,989
Redemption of Federal Home Loan Bank of Boston stock	911	—
Proceeds from sales of other real estate owned	695	210
Net loan originations, purchases and principal repayments	(19,088)	(23,352)
Purchases of property and equipment	(1,297)	(313)

Net cash used in investing activities	(22,577)	(28,684)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (Concluded)

(Dollars in thousands)

Cash flows from financing activities:	2012	2011
Net increase in deposits	$28,654	$30,610
Net change in short-term borrowings	6,301	(2,129)
Repayment of long-term debt	(130)	(11,823)
Net increase in escrow funds held for borrowers	147	295
Payments on capitalized lease obligations	(103)	(102)
Cancellation of shares for tax withholdings on options exercised	(83)	(7)
Reissuance of treasury shares in connection with stock options exercised	55	—
Treasury stock purchases	(2,054)	(195)
Cash dividends paid	(1,322)	(1,200)

Net cash provided by financing activities	31,465	15,449

Increase (decrease) in cash and cash equivalents	14,030	(10,530)
Cash and cash equivalents at beginning of period	61,518	83,069

Cash and cash equivalents at end of period	$75,548	$72,539

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$4,012	$5,111
Income taxes – net	2,177	232
Non-cash items:
Transfer of loans to other real estate owned	1,105	165
Trade date accounting for securities purchased	—	(3,002)

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. (“United Financial”) its wholly-owned subsidiary, United Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, UCB Securities, Inc. and UCB Securities, Inc. II, which are engaged in buying, selling and holding investment securities, and UB Properties, LLC, which was formed to hold real estate assets acquired through foreclosure. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company”.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2012.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively, effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. This ASU was adopted in the first quarter of 2012 and did not have an impact on the Company’s consolidated financial statements as the amendments relate only to changes in financial statement presentation.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. This ASU was adopted in the first quarter of 2012 and did not have an impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. This ASU was adopted in the first quarter of 2012 and did not have an impact on the Company’s consolidated financial statements.

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

The Company periodically may agree to modify the contractual terms of loans. A loan is classified as a troubled debt restructure (“TDR”) if the Company grants a concession to a borrower that is experiencing financial difficulties. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date or a partial forgiveness of debt. A TDR loan is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are initially classified as impaired.

The allowance consists of a specific, general, and unallocated component, as further described below.

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

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan classes: commercial and industrial, commercial real estate, construction, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies, classified and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses.

Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, management reviews securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary. Declines in the fair value of marketable equity securities below their cost that are deemed to be other-than-temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired held to maturity and available for sale securities that management intends to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired held to maturity or available for sale securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than-temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended March 31,
	2012	2011
Net income	$2,849	$2,429

Weighted average common shares applicable to basic EPS (1)	14,670,606	15,014,143
Effect of dilutive potential common shares (2) (3)	316,427	244,431

Weighted average common shares applicable to diluted EPS	14,987,033	15,258,574

Earnings per share:
Basic	$0.19	$0.16
Diluted	$0.19	$0.16

(1)	Share-based compensation awards that qualify as participating securities (entiled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.
(2)	Options to purchase 110,229 and 308,615 shares for three months ended March 31, 2012 and 2011, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive, meaning the exercise price of such options exceeded the market value of the Company’s common stock.
(3)	Includes incremental shares related to dilutive stock options.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	March 31, 2012	December 31, 2011

Net unrealized gain on securities available for sale	$11,506	$11,841
Tax effect	(4,348)	(4,480)

Net-of-tax amount	7,158	7,361

Pension liability	(1,045)	(1,045)
Tax effect	436	436

Net-of-tax amount	(609)	(609)

Accumulated other comprehensive income	$6,549	$6,752

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
March 31, 2012:
Debt Securities:
Government-sponsored enterprises	$174	$4	$—	$178
Government-sponsored and government- guaranteed mortgage-backed securities	210,281	10,680	(93)	220,868
Private label mortgage-backed securities	1,926	56	(9)	1,973
Municipal bonds	7,759	612	(5)	8,366
Corporate bonds	1,454	392	(131)	1,715

Total	$221,594	$11,744	$(238)	$233,100

December 31, 2011:
Debt Securities:
Government-sponsored enterprises	$187	$5	$—	$192
Government-sponsored and government- guaranteed mortgage-backed securities	198,446	11,047	—	209,493
Private label mortgage-backed securities	2,127	68	(17)	2,178
Municipal bonds	7,759	625	—	8,384
Corporate bonds	1,453	244	(131)	1,566

Total	$209,972	$11,989	$(148)	$221,813

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
March 31, 2012:
Government-sponsored and government- guaranteed mortgage-backed securities	$81,719	$2,184	$—	$83,903
Private label mortgage-backed securities	120	3	—	123
Industrial revenue bonds	18,997	—	—	18,997
State of Israel bonds	150	—	—	150
Municipal bonds	6,626	427	—	7,053

Total	$107,612	$2,614	$—	$110,226

December 31, 2011:
Government-sponsored and government- guaranteed mortgage-backed securities	$89,955	$2,026	$(32)	$91,949
Private label mortgage-backed securities	163	4	—	167
Industrial revenue bonds	19,000	—	—	19,000
State of Israel bonds	150	—	—	150
Municipal bonds	6,629	416	—	7,045

Total	$115,897	$2,446	$(32)	$118,311

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2012 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$174	$178	$520	$522
Due from one year to five years	98	106	498	526
Due from five years to ten years	5,014	5,390	1,355	1,474
Due after ten years	4,101	4,585	23,400	23,678

	$9,387	$10,259	$25,773	$26,200
Mortgage-backed securities	212,207	222,841	81,839	84,026

	$221,594	$233,100	$107,612	$110,226

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

Gross unrealized losses and fair values at March 31, 2012 and December 31, 2011 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

At March 31, 2012:
Securities Available for Sale
Debt Securities:
Government-sponsored and government-guaranteed mortgage-backed securities	$17,529	$(93)	$—	$—	4	$17,529	$(93)
Private label mortgage-backed securities	—	—	579	(9)	1	579	(9)
Municipal bonds	284	(5)	—	—	1	284	(5)
Corporate bonds	—	—	198	(131)	1	198	(131)

Total	$17,813	$(98)	$777	$(140)	7	$18,590	$(238)

There were no securities classified as held to maturity in an unrealized loss position as of March 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2011:
Securities Available for Sale
Debt Securities:
Private label mortgage-backed securities	$—	$—	$614	$(17)	1	$614	$(17)
Corporate bonds	—	—	198	(131)	1	198	(131)

Total	$—	$—	$812	$(148)	2	$812	$(148)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage- backed securities	$7,444	$(32)	$—	$—	2	$7,444	$(32)

Total	$7,444	$(32)	$—	$—	2	$7,444	$(32)

Management has determined that no declines in the fair value of the Company’s securities portfolio are deemed to represent other-than-temporary impairment as of March 31, 2012. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE G – LOANS

The components of the loan portfolio were as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$181,512	$176,086
Commercial mortgages	467,022	450,180
Construction	30,191	30,271
Consumer:
Residential mortgages	312,065	314,839
Home equity	134,368	135,518
Consumer	14,186	14,985

Total loans	1,139,344	1,121,879
Net deferred loan costs and fees	2,255	2,194
Allowance for loan losses	(11,325)	(11,132)

Loans, net	$1,130,274	$1,112,941

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated statements of condition. The Company and participating lenders share ratably in any losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2012 and December 31, 2011, the Company was servicing loans for participants aggregating $43.3 million and $43.8 million, respectively.

During the first quarter of 2012, the Company transferred a portion of an originated commercial real estate loan to a participant, which did not meet the requirements to be considered a participating interest. The transferred portion is reported as secured borrowings on the statement of condition, in the amount of $1.6 million. Total secured borrowings were $2.0 million at March 31, 2012 and are reported in long-term debt on the consolidated statement of condition.

A summary of the activity pertaining to the allowance for loan losses for the three months ended March 31, 2012 and 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At March 31, 2012:
Beginning balance	$3,446	$5,572	$860	$666	$474	$114	$—	$11,132
Charge-offs	(128)	(216)	(76)	(88)	—	(5)	—	(513)
Recoveries	30	25	1	—	—	—	—	56
Provision	72	229	20	266	(64)	(3)	130	650

Ending balance	$3,420	$5,610	$805	$844	$410	$106	$130	$11,325

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At March 31, 2011:
Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$—	$9,987
Charge-offs	(325)	(112)	(28)	—	—	—	—	(465)
Recoveries	136	—	—	—	—	2	—	138
Provision	500	390	227	(119)	(146)	(44)	—	808

Ending balance	$3,112	$5,278	$867	$621	$477	$113	$—	$10,468

Further information pertaining to the allowance for loan losses as of March 31, 2012 and December 31, 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At March 31, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$225	$125	$30	$—	$—	$—	$—	$380

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,195	$5,485	$775	$844	$410	$106	$130	$10,945

Total loans	$181,512	$467,022	$30,191	$312,065	$134,368	$14,186	$—	$1,139,344

Loans deemed to be impaired and individually evaluated for impairment	$5,241	$3,552	$803	$—	$—	$—	$—	$9,596

Loans not deemed to be impaired and collectively evaluated for impairment	$175,954	$462,834	$29,388	$312,065	$134,368	$14,186	$—	$1,128,795

Loans acquired with deteriorated credit quality and deemed to be impaired	$317	$636	$—	$—	$—	$—	$—	$953

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2011:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$65	$—	$70	$—	$—	$—	$—	$135

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,381	$5,472	$790	$666	$474	$114	$—	$10,897

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$—	$100	$—	$—	$—	$—	$—	$100

Total loans	$176,086	$450,180	$30,271	$314,839	$135,518	$14,985	$—	$1,121,879

Loans deemed to be impaired and individually evaluated for impairment	$3,084	$1,770	$330	$1,169	$56	$163	$—	$6,572

Loans not deemed to be impaired and collectively evaluated for impairment	$172,582	$446,939	$29,941	$313,422	$135,462	$14,822	$—	$1,113,168

Loans acquired with deteriorated credit quality and deemed to be impaired	$420	$1,471	$—	$248	$—	$—	$—	$2,139

The following is a summary of past due loans at March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At March 31, 2012:
Commercial:
Commercial and industrial	$1,166	$112	$2,841	$4,119	$177,393	$181,512	$—
Commercial real estate	3,274	340	2,279	5,893	461,129	467,022	—
Construction	2,043	—	190	2,233	27,958	30,191	—
Consumer:
Residential real estate	6,901	—	1,168	8,069	303,996	312,065	—
Home equity	662	—	120	782	133,586	134,368	—
Consumer	210	—	92	302	13,884	14,186	—

Total	$14,256	$452	$6,690	$21,398	$1,117,946	$1,139,344	$—

At December 31, 2011:
Commercial:
Commercial and industrial	$544	$205	$2,728	$3,477	$172,609	$176,086	$—
Commercial real estate	2,518	1,028	2,131	5,677	444,503	450,180	—
Construction	—	—	330	330	29,941	30,271	—
Consumer:
Residential real estate	8,747	1,984	1,417	12,148	302,691	314,839	—
Home equity	1,087	—	56	1,143	134,375	135,518	—
Consumer	376	1	163	540	14,445	14,985	—

Total	$13,272	$3,218	$6,825	$23,315	$1,098,564	$1,121,879	$—

The following is a summary of impaired loans at March 31, 2012 and December 31, 2011:

	At March 31, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$4,564	$4,564		$1,379	$2,115
Commercial real estate	3,065	3,183		1,961	2,073
Construction	613	613		190	259
Residential real estate	—	—		1,417	1,417
Home Equity	—	—		56	56
Consumer	—	—		164	164

Total	$8,242	$8,360		$5,167	$6,084

With an allowance recorded:
Commercial and industrial	$677	$677	$225	$2,125	$2,125	$65
Commercial real estate	487	487	125	1,279	1,279	100
Construction	190	259	30	140	140	70

Total	$1,354	$1,423	$380	$3,544	$3,544	$235

By portfolio segment:
Commercial portfolio segment	$9,596	$9,783	$380	$7,074	$7,991	$235
Consumer portfolio segment	—	—	—	1,637	1,637	—

Total impaired loans	$9,596	$9,783	$380	$8,711	$9,628	$235

The following is a summary of information pertaining to impaired and non-accrual loans:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Commercial:
Commercial and industrial	$3,982	$8	$8	$2,940	$4	$4
Commercial real estate	3,540	15	5	6,405	92	37
Construction	720	7	—	1,218	9	9
Consumer:
Residential real estate	—	—	—	697	5	5
Home Equity	—	—	—	34	—	—
Consumer	—	—	—	70	2	2

Total	$8,242	$30	$13	$11,364	$112	$57

The following is a summary of non-accrual loans, at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$5,102	$3,504
Commercial real estate	2,341	2,984
Construction	190	330
Consumer:
Residential real estate	1,168	1,417
Home equity	120	56
Consumer	93	163

Total	$9,014	$8,454

The following table represents modifications that were deemed to be troubled debt restructures for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial and industrial	1	$140	$140	—	$—	$—
Commercial real estate	4	1,211	1,211	1	248	263
Construction	2	613	613	—	—	—

Total	7	$1,964	$1,964	1	$248	$263

The modifications provided on one commercial and industrial loan and four commercial real estate loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. The modifications provided on the two construction loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. Management performs a discounted cash flow calculation or collateral analysis if the loan is collateral dependent to determine the amount of impaired reserve required on each of the troubled debt restructures. Any reserve required is recorded through the provision for loan losses.

As of March 31, 2012, there have been no TDR’s that have subsequently defaulted within one year of modification.

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

The following table presents the Company’s loan segment by internally assigned grades:

	At March 31, 2012				At December 31, 2011
	Commercial & Industrial	Commercial Real Estate	Construction	Total	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial:
Grade:
Pass	$163,820	$443,704	$23,879	$631,403	$157,026	$419,818	$23,955	$600,799
Special Mention	8,384	7,159	948	16,491	7,730	10,965	1,057	19,752
Substandard	8,631	16,159	5,364	30,154	11,230	19,397	5,259	35,886
Doubtful	677	—	—	677	100	—	—	100

Total	$181,512	$467,022	$30,191	$678,725	$176,086	$450,180	$30,271	$656,537

	Residential	Home Equity	Consumer	Total	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$309,614	$134,107	$14,036	$457,757	$311,921	$135,253	$14,723	$461,897
Special Mention	—	—	—	—	52	—	—	52
Substandard	2,451	261	150	2,862	2,866	265	262	3,393
Doubtful	—	—	—	—	—	—	—	—

Total	$312,065	$134,368	$14,186	$460,619	$314,839	$135,518	$14,985	$465,342

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Unused lines of credit	$254,953	$250,034
Amounts due mortgagors	25,466	27,495
Standby letters of credit	3,385	4,004
Commitments to originate loans	42,626	32,689

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of March 31, 2012, the Company has contributed $700,000 to the fund.

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in a low income housing tax credits fund by the end of 2014. At March 31, 2012, the Company has invested $5.2 million in the fund, which has been reduced by net operating losses of $1.2 million. The net carrying balance of $4.0 million is included in other assets on the Company’s consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and tax benefits from net operating losses for a period of eight years or until the minimum investment return has been met. Tax benefits in the form of net operating losses are recognized as they are incurred and recorded in non-interest expense.

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Demand	$208,553	$205,902
NOW	58,078	52,899
Savings	263,076	247,664
Money market	311,684	301,770
Certificates of deposit	417,238	421,740

	$1,258,629	$1,229,975

NOTE J – CONTINGENCIES

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

NOTE K – FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At March 31, 2012
Securities available for sale:
Government-sponsored enterprises	$—	$178	$—	$178
Government-sponsored and government-guaranteed mortgage-backed securities	—	220,868	—	220,868
Private label mortgage-backed securities	—	1,973	—	1,973
Municipal bonds	—	8,366	—	8,366
Corporate bonds	—	—	1,715	1,715

Total	$—	$231,385	$1,715	$233,100

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2011
Securities available for sale:
Government-sponsored enterprises	$—	$192	$—	$192
Government-sponsored and government-guaranteed mortgage-backed securities	—	209,493	—	209,493
Private label mortgage-backed securities	—	2,178	—	2,178
Municipal bonds	—	8,384	—	8,384
Corporate bonds	—	—	1,566	1,566

Total	$—	$220,247	$1,566	$221,813

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2012.

Balance at December 31, 2011	$1,566
Change in unrealized gain	149

Balance at March 31, 2012	$1,715

Due to the lack of observable market data, corporate bonds were included in Level 3 of the fair value hierarchy. The fair value has been derived by third party pricing services using pricing models and techniques which require significant judgment and estimation. Pricing models and techniques are dependent upon several unobservable inputs including the discount rate, the interest rate environment, credit defaults and losses and financial performance.

There were no transfers in or out of levels 1 and 2.

The Company may be required, from time to time, to measure at fair value certain other financial and non-financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three months ended March 31, 2012 and 2011.

				Three Months Ended March 31, 2011
	At March 31, 2012			Total Losses
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$1,015	$214
Other real estate owned	—	—	790	—

Total assets	$—	$—	$1,805	$214

				Three Months Ended March 31, 2011
	At March 31, 2011			Total Losses
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$4,343	$140

Total assets	$—	$—	$4,343	$140

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

Loans. For valuation purposes, the loan portfolio was segregated into its significant categories, which are residential mortgage, commercial real estate, commercial and industrial, construction and consumer loans. These categories were further segregated, where appropriate, into components based on significant financial characteristics such as type of interest rate (fixed or adjustable). Fair values were estimated for each component using assumptions developed by management and a valuation model provided by a third party specialist.

The fair values of residential mortgage, commercial real estate, commercial and industrial, construction and consumer loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. The fair value of home equity lines of credit was based on the outstanding loan balances. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$75,548	$75,548	$—	$—	$75,548
Securities available for sale	233,100	—	231,385	1,715	233,100
Securities held to maturity	107,612	—	110,226	—	110,226
Stock in Federal Home Loan Bank of Boston	14,454	—	—	14,454	14,454
Net loans	1,130,274	—	—	1,154,101	1,154,101
Financial Liabilities:
Deposits (with no stated maturity)	841,391	—	—	841,391	841,391
Time deposits	417,238	—	—	424,585	424,585
Federal Home Loan Bank of Boston advances	104,661	—	—	108,608	108,608
Repurchase agreements	43,561	—	—	43,522	43,522
Subordinated debentures	5,562	—	5,562	—	5,562

	At December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$61,518	$61,518	$—	$—	$61,518
Securities available for sale	221,813	—	220,247	1,566	221,813
Securities held to maturity	115,897	—	118,311	—	118,311
Stock in Federal Home Loan Bank of Boston	15,365	—	—	15,365	15,365
Net loans	1,112,941	—	—	1,150,955	1,150,955
Financial Liabilities:
Deposits (with no stated maturity)	808,235	—	—	808,235	808,235
Time deposits	421,740	—	—	429,676	429,676
Federal Home Loan Bank of Boston advances	106,417	—	—	110,201	110,201
Repurchase agreements	37,260	—	—	37,347	37,347
Subordinated debentures	5,539	—	5,539	—	5,539

NOTE L – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan SERP and a Director Retirement Plan. These plans had no assets at March 31, 2012 and 2011. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended March 31,
	2012		2011
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$79	$23	$84	$23
Interest cost	44	14	46	14

Total pension cost	123	37	130	37
Prior service cost amortization	29	9	35	9
Net loss amortization	—	3	—	3

Net periodic benefit cost	$152	$49	$165	$49

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes factors that could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates and real estate values, changes in the size, composition or risks in the loan portfolio, loan or deposit demand, changes in asset quality, including levels of delinquent, classified and charged-off loans, legislative, accounting or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $36.4 million, or 2.2%, to $1.66 billion at March 31, 2012 from $1.62 billion at December 31, 2011 reflecting growth in net loans, interest-bearing deposits and securities available for sale, partially offset by a decrease in held to maturity investment securities. Net loans increased $17.3 million, or 1.6%, to $1.13 billion at March 31, 2012 from $1.11 billion at December 31, 2011 reflecting growth in our commercial loan portfolios. Commercial mortgages increased $16.8 million, or 3.7%, and commercial and industrial loans increased $5.4 million, or 3.1%, primarily attributable to business development efforts, competitive products and pricing and the establishment of a loan production office in Beverly, Massachusetts during the second quarter of 2011. These increases were offset by a decrease in our consumer portfolio, which reflects a modest run-off in residential mortgages of $2.8 million, or 0.9%, home equity loans and lines of credit of $1.2 million, or 0.9% and consumer loans of $799,000, or 5.3%. The decrease in residential mortgages was driven by payments and on sales of 30-year fixed rate loan originations totaling $4.1 million, offset to a large extent by originations of 10 and 15-year fixed rate loans. Interest-bearing deposits increased $14.7 million, or 35.4%, to $56.1 million at March 31, 2012 from $41.4 million at December 31, 2011 mainly due to strong deposit growth. Securities available for sale increased $11.3 million, or 5.1%, to $233.1 million at March 31, 2012 from $221.8 million at December 31, 2011 primarily due to purchases of fixed-rate agency mortgage-backed securities totaling $25.9 million, partially offset by repayments of government-sponsored agency debt and mortgage-backed securities of $14.1 million. Securities held to maturity decreased $8.3 million, or 7.1%, to $107.6 million at March 31, 2012 from $115.9 million at December 31, 2011 as a result of repayments of government-sponsored agency debt and mortgage-backed securities.

Total deposits increased $28.7 million, or 2.3%, to $1.26 billion at March 31, 2012 compared to $1.23 billion at December 31, 2011 primarily due to growth in core deposit accounts of $33.2 million, or 4.1%, to $841.4 million at March 31, 2012 from $808.2 million at December 31, 2011. The growth in core deposit account balances was driven by the success of sales and marketing initiatives, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $4.5 million, or 1.1%, to $417.2 million at March 31, 2012 compared to $421.7 million at December 31, 2011 resulting from customers’ preference for savings and money market accounts due to the low rate environment. Short-term borrowings increased $6.3 million, or 36.5%, to $23.6 million at March 31, 2012 from $17.3 million at December 31, 2011 mainly due to growth in overnight repurchase agreements. At March 31, 2012, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank of Boston and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $113,000, or 0.05%, to $227.2 million at March 31, 2012 from $227.4 million at December 31, 2011 as a result of repurchases of common stock totaling $2.1 million, cash dividend payments amounting to $1.3 million and a decrease in accumulated other comprehensive income of $203,000. These decreases were partially offset by net income of $2.8 million, stock-based compensation credits totaling $362,000 and ESOP compensation of $283,000.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $9.0 million, or 0.79% of total loans, at March 31, 2012 compared to $8.5 million, or 0.75% of total loans, at December 31, 2011. The increase within non-accrual loans was primarily attributable to the addition of two non-performing commercial and industrial loans totaling $2.3 million offset by decreases of $643,000 in commercial mortgages and $249,000 in residential mortgages. Classified loans decreased $9.0 million, or 15.2%, to $50.2 million at March 31, 2012 and include thirteen relationships which represent 56% of the total. Of the $2.4 million in other real estate owned, $1.6 million is under a sales contract with a closing expected in the second quarter of 2012. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for additional disclosures about credit quality.

At March 31, 2012 and December 31, 2011, the ratio of the allowance for loan losses to total loans was 0.99%. Excluding the impact of acquired loans totaling $154.7 million at March 31, 2012 and $168.0 million at December 31, 2011, the ratio of the allowance for loan losses to total loans would have been 1.15% at March 31, 2012 and 1.17% at December 31, 2011. Net charge-offs totaled $457,000, or 0.16% of average loans outstanding on an annualized basis, for the three months ended March 31, 2012 as compared to net charge-offs of $327,000, or 0.12% of average loans outstanding on an annualized basis, for the same period in 2011 and consisted primarily of commercial loans. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

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

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, wealth management fees, increases in the cash surrender value of bank-owned life insurance, gains on sale of loans and securities and miscellaneous other income. Non-interest expense consists primarily of salaries and benefits, occupancy, marketing, data processing, professional fees, FDIC insurance assessments, low income housing tax credit fund and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income. Net income increased $420,000, or 17.3%, to $2.8 million for the first quarter of 2012 compared to net income of $2.4 million for the same period in 2011 due to an increase in net interest income of $309,000, growth in non-interest income of $424,000 and a decrease in provision for loan losses of $158,000, offset in part by higher non-interest expense of $335,000. Diluted earnings per share increased $0.03, or 18.8%, to $0.19 for the three months ended March 31, 2012 compared to $0.16 for the same period last year due to improved earnings and a decrease in weighted average shares outstanding as a result of share repurchase activity.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$315,439	$3,712	4.71%	$313,619	$3,927	5.01%
Commercial real estate	491,552	6,943	5.65%	455,123	6,765	5.95%
Home equity	135,891	1,231	3.62%	137,805	1,307	3.79%
Commercial and industrial	175,687	1,993	4.54%	165,028	2,221	5.38%
Consumer and other	14,974	196	5.24%	19,221	267	5.56%

Total loans(2)	1,133,543	14,075	4.97%	1,090,796	14,487	5.31%
Investment securities	338,405	2,855	3.37%	341,804	3,191	3.73%
Other interest-earning assets	54,067	41	0.30%	61,346	40	0.26%

Total interest-earning assets	1,526,015	16,971	4.45%	1,493,946	17,718	4.74%
Noninterest-earning assets(3)	102,056			85,102

Total assets	$1,628,071			$1,579,048

Interest-bearing liabilities:
Savings accounts	$254,668	368	0.58%	$211,758	406	0.77%
Money market accounts	303,684	442	0.58%	262,220	494	0.75%
NOW accounts	48,478	40	0.33%	39,589	43	0.43%
Certificates of deposit	418,420	1,903	1.82%	456,692	2,354	2.06%

Total interest-bearing deposits	1,025,250	2,753	1.07%	970,259	3,297	1.36%
FHLB advances	105,302	822	3.12%	147,880	1,303	3.52%
Other interest-bearing liabilities	51,899	296	2.28%	52,152	327	2.51%

Total interest-bearing liabilities	1,182,451	3,871	1.31%	1,170,291	4,927	1.68%
Demand deposits	206,035			175,037
Other noninterest-bearing liabilities	11,731			10,653

Total liabilities	1,400,217			1,355,981
Stockholders’ equity	227,854			223,067

Total liabilities and stockholders’ equity	$1,628,071			$1,579,048

Net interest income		$13,100			$12,791

Interest rate spread(4)			3.14%			3.06%
Net interest-earning assets(5)	$343,564			$323,655

Net interest margin(6)			3.43%			3.42%
Average interest-earning assets to average interest-bearing liabilities			129.06%			127.66%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$23	$(238)	$(215)
Commercial real estate	524	(346)	178
Home equity	(18)	(58)	(76)
Commercial and industrial	136	(364)	(228)
Consumer and other	(57)	(14)	(71)

Total loans	608	(1,020)	(412)
Investment securities	(32)	(304)	(336)
Other interest-earning assets	(5)	6	1

Total interest-earning assets	571	(1,318)	(747)

Interest-bearing liabilities:
Savings accounts	73	(111)	(38)
Money market accounts	71	(123)	(52)
NOW accounts	9	(12)	(3)
Certificates of deposit	(187)	(264)	(451)

Total interest-bearing deposits	(34)	(510)	(544)
FHLB advances	(344)	(137)	(481)
Other interest-bearing liabilities	(2)	(29)	(31)

Total interest-bearing liabilities	(380)	(676)	(1,056)

Change in net interest income	$951	$(642)	$309

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $309,000, or 2.4%, to $13.1 million for the first quarter of 2012 from $12.8 million for the same period in 2011 as a result of higher average interest-earning assets and modest expansion in interest rate spread. Total average interest-earning assets increased $32.1 million, or 2.1%, to $1.53 billion for the three months ended March 31, 2012, mainly due to growth in commercial loan balances, partially offset by a decrease in investment securities and interest-earning cash balances. The interest rate spread increased 8 basis point to 3.14% for the three months ended March 31, 2012 from 3.06% for the same period in 2011.

Interest Income. Interest income decreased $747,000, or 4.2%, to $17.0 million for the three months ended March 31, 2012 from $17.7 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 29 basis points to 4.45% for the first quarter of 2012 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $1.1 million, or 21.4%, to $3.9 million for the three months ended March 31, 2012 from $4.9 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 37 basis points to 1.31% for the three months ended March 31, 2012 reflecting the repricing of savings, money market, NOW accounts and certificate of deposit balances in response to the lower interest rate environment. Average interest-bearing liabilities increased $12.2 million, or 1.0%, to $1.18 billion for the three months ended March 31, 2012 from $1.17 billion for the prior year period reflecting growth of $55.0 million, or 5.7%, in interest-bearing deposits attributable to attractive products, competitive pricing and excellent customer service, partially offset by a decrease of $42.6 million, or 28.8%, in average FHLBB advances as a result of payoffs.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses decreased by $158,000, or 19.6%, to $650,000 for the three months ended March 31, 2012 from $808,000 for the same period in 2011, driven by reductions in loan loss reserve factors and classified loans. The decrease in loan loss reserve factors reflects improving asset quality trends and positive changes in economic conditions. The allowance for loan losses was $11.3 million, or 0.99% of loans outstanding at March 31, 2012. Excluding the impact of acquired loans, the ratio of the allowance for loan losses to total loans would have been 1.15%.

Non-interest Income. Non-interest income increased $424,000, or 19.7%, to $2.6 million for the first quarter of 2012 from $2.1 million for the same period in 2011. Fee income on depositor’s accounts increased $116,000, or 9.0%, driven by higher overdraft fees and growth in ATM and debit card income. Bank-owned life insurance income increased $109,000, or 32.9%, due to the purchase of an additional $10.0 million investment in the second quarter of 2011. Net gains from loan sales increased $85,000 due to an increase in the volume and pricing.

Non-interest Expense. Non-interest expense increased $335,000, or 3.1%, to $11.3 million for the first quarter of 2012 from $10.9 million in the same period last year mainly driven by increases in other expenses and salaries and benefits, partially offset by a decrease in professional fees. Other expenses expanded $278,000, or 23.1%, reflecting increases of $180,000 in depreciation and $104,000 in mortgage servicing rights write-downs. The increase in depreciation expenses was due to an adjustment in the first quarter of 2011 related to the Company’s acquisition of CNB Financial Corp. in November 2009. Salaries and benefits increased $173,000, or 2.8%, primarily due to annual wage increases, staffing costs related to the new loan production office opened in Beverly, Massachusetts in the second quarter of 2011 and a higher incentive compensation accrual, offset in part by lower stock-based compensation. These increases were partially offset by a decrease of $155,000, or 23.4%, in professional fees related to lower legal and consulting activities and a decrease of $61,000, or 18.5%, in FDIC premium expense, which reflects the positive impact of the new assessment calculation that became effective April 1, 2011.

Income Tax Expense. Income tax expense increased $136,000, or 17.8%, to $899,000 for the first quarter of 2012 from $763,000 in the same period last year primarily due to higher pretax income. The effective tax rate in the first quarters of 2012 and 2011 was 23.9%.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at March 31, 2012 and December 31, 2011.

Net Interest Income At-Risk
Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (March 31, 2012)	Estimated Increase (Decrease) in NII (December 31, 2011)
-100	(4.1)%	(3.9)%
Stable	0.0%	0.0%
+200	(0.1)%	(0.3)%

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

Economic Value of Equity Simulation Analysis. The computation of amounts by which the net present value of an institution’s cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The model has estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, an economic value of equity calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

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

	March 31, 2012
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in			Increase
		EVE			(Decrease)
		Amount	Percent	EVE Ratio (4)	(basis points)
		(Dollars in thousands)
+300	$ 169,124	$ (54,193)	(24)%	10.83%	(247)
+200	199,239	(24,078)	(11)	12.39	(90)
+100	217,547	(5,771)	(3)	13.21	(9)
0	223,317	—	—	13.30	—
-100	226,414	3,097	1	13.27	(2)

	December 31, 2011
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Estimated Increase (Decrease) in EVE		EVE Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
		(Dollars in thousands)
+300	$ 183,875	$ (53,540)	(23)%	12.06%	(241)
+200	213,647	(23,768)	(10)	13.61	(86)
+100	231,936	(5,479)	(2)	14.42	(6)
0	237,415	—	—	14.47	—
-100	239,393	1,978	1	14.38	(10)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at March 31, 2012 and December 31, 2011, in the event of a 300 basis point increase in interest rates, we would experience a 24% and 23%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at March 31, 2012 and December 31, 2011, we would experience a 1% increase in economic value of equity.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At March 31, 2012, our liquidity ratio was 22.18%, compared to 21.00% at December 31, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $75.5 million. Securities classified as available for sale and held to maturity, which provide additional sources of liquidity, totaled $233.1 million and $107.6 million, respectively, at March 31, 2012. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $212.6 million from the FHLBB. On that date, we had $103.4 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2012, we had $42.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $255.0 million in unused lines of credit to borrowers, $3.4 million in standby letters of credit and $25.5 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of March 31, 2012 totaled $232.3 million, or 18.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2012, we originated $80.0 million of loans and purchased $25.9 million of securities. In the comparable 2011 period, we originated $72.4 million of loans and purchased $34.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $28.7 million and $30.6 million for the three months ended March 31, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $1.8 million and $11.8 million during the three months ended March 31, 2012 and 2011, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down FHLBB advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at March 31, 2012 and December 31, 2011, was approximately $97.2 million at March 31, 2012 and $107.1 million at December 31, 2011. At March 31, 2012 and December 31, 2011, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $82.0 million at March 31, 2012.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders and to its holders of its subordinated debenture. United Financial also repurchases shares of its common stock. At March 31, 2012, United Financial on an unconsolidated basis had liquid assets of $20.8 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$232,324	$148,384	$36,529	$—	$417,237
Federal Home Loan Bank advances	14,646	48,594	19,137	21,000	103,377
Repurchase agreements	23,561	—	—	20,000	43,561
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	3,385	—	—	—	3,385
Operating leases	1,022	1,887	1,487	3,425	7,821
Capitalized leases	423	847	848	6,091	8,209
Future benefits to be paid under retirement plans	1,064	2,999	1,289	4,679	10,031

Total	$276,425	$202,711	$59,290	$62,927	$601,353

Commitments:
Commitments to extend credit	$326,430	$—	$—	$—	$326,430
Commitment to invest in venture capital fund	300	—	—	—	300
Commitment to invest in low income tax credit fund	3,595	413	—	—	4,008

Total	$330,325	$413	$—	$—	$330,738

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of March 31, 2012:
Total risk-based capital	15.37%	8.00%	10.00%
Tier 1 risk-based capital	14.46%	4.00%	6.00%
Tier 1 (core) capital	10.98%	4.00%	5.00%
Tangible equity	10.98%	1.50%	N/A
As of December 31, 2011:
Total risk-based capital	17.09%	8.00%	10.00%
Tier 1 risk-based capital	16.17%	4.00%	6.00%
Tier 1 (core) capital	12.23%	4.00%	5.00%
Tangible equity	12.23%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results, should be carefully considered. At March 31, 2012, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended March 31, 2012.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2012	—	$—	—	330,103
February 1 - 29, 2012	29,900	16.00	29,900	300,203
March 1 - 31, 2012	99,300	15.86	99,300	200,903

Total	129,200	$15.90	129,200

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of March 31, 2012, the Company has repurchased 606,900 shares at a cost of approximately $9.1 million and an average price of $15.06 per share, under this plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 7, 2012	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: May 7, 2012	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer