Form 10-Q
period 2012-06-30
United Financial Bancorp, Inc.
filed 2012-08-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Common stock, $0.01 par value

15,517,924 shares outstanding as of August 1, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS

Cash and due from banks	$21,652	$20,112
Interest-bearing deposits	20,755	41,406

Total cash and cash equivalents	42,407	61,518

Securities available for sale, at fair value	243,897	221,813
Securities held to maturity, at amortized cost (fair value of $102,290 at June 30, 2012 and $118,311 at December 31, 2011)	99,421	115,897
Loans held for sale	835	53
Loans, net of allowance for loan losses of $11,751 at June 30, 2012 and $11,132 at December 31, 2011	1,152,889	1,112,941
Other real estate owned	2,397	2,054
Accrued interest receivable	4,603	4,846
Deferred tax asset, net	14,221	14,006
Stock in the Federal Home Loan Bank of Boston	14,454	15,365
Banking premises and equipment, net	17,638	16,438
Bank-owned life insurance	41,469	40,688
Goodwill	8,192	8,192
Other assets	11,203	9,941

TOTAL ASSETS	$1,653,626	$1,623,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,032,118	$1,024,073
Non-interest-bearing	228,495	205,902

Total deposits	1,260,613	1,229,975
Short-term borrowings	17,772	17,260
Long-term debt	125,025	126,857
Subordinated debentures	5,585	5,539
Escrow funds held for borrowers	1,804	2,103
Capitalized lease obligations	4,794	4,874
Accrued expenses and other liabilities	9,904	9,783

Total liabilities	1,425,497	1,396,391

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued and outstanding at June 30, 2012 and December 31, 2011	187	187
Paid-in capital	183,077	182,433
Retained earnings	91,836	89,019
Unearned compensation	(9,695)	(10,047)
Treasury stock, at cost (3,186,409 shares at June 30, 2012 and 2,994,036 shares at December 31, 2011)	(44,051)	(40,983)
Accumulated other comprehensive income, net of taxes	6,775	6,752

Total stockholders’ equity	228,129	227,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,653,626	$1,623,752

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans	$14,181	$14,703	$28,256	$29,190
Investments	2,767	3,387	5,622	6,578
Other interest-earning assets	51	38	92	78

Total interest and dividend income	16,999	18,128	33,970	35,846

Interest expense:
Deposits	2,598	3,194	5,351	6,491
Short-term borrowings	13	30	33	67
Long-term debt	1,094	1,522	2,192	3,115

Total interest expense	3,705	4,746	7,576	9,673

Net interest income before provision for loan losses	13,294	13,382	26,394	26,173

Provision for loan losses	750	673	1,400	1,481

Net interest income after provision for loan losses	12,544	12,709	24,994	24,692

Non-interest income:
Fee income on depositors’ accounts	1,529	1,373	2,937	2,665
Wealth management income	289	214	516	454
Income from bank-owned life insurance	436	393	876	724
Net gain on sale of loans	162	50	270	73
Net gain on sale of securities	—	—	—	1
Impairment charges on securities	—	(59)	—	(59)
Other income	154	240	544	502

Total non-interest income	2,570	2,211	5,143	4,360

Non-interest expense:
Salaries and benefits	6,286	6,414	12,728	12,683
Occupancy expenses	870	805	1,744	1,649
Marketing expenses	501	635	941	1,082
Data processing expenses	1,011	984	2,031	1,972
Professional fees	404	407	910	1,068
Acquisition related expenses	592	—	592	—
FDIC insurance assessments	267	244	536	574
Low income housing tax credit fund	—	197	243	395
Other expenses	1,537	1,717	3,018	2,920

Total non-interest expense	11,468	11,403	22,743	22,343

Income before income taxes	3,646	3,517	7,394	6,709

Income tax expense	1,064	827	1,963	1,590

Net income	$2,582	$2,690	$5,431	$5,119

Earnings per share:
Basic	$0.18	$0.18	$0.37	$0.34
Diluted	$0.17	$0.18	$0.36	$0.33

Weighted average shares outstanding:
Basic	14,542,642	15,028,468	14,606,624	15,022,249
Diluted	14,787,690	15,309,156	14,887,361	15,285,246

Dividends paid per share	$0.09	$0.08	$0.18	$0.16

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$2,582	$2,690	$5,431	$5,119

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on availible-for-sale securities	374	2,181	39	1,628
Reclassification adjustment for gains realized in income	—	—	—	(1)

Net change in unrealized gains	374	2,181	39	1,627
Tax effect	(148)	(854)	(16)	(646)

Net of tax amount	226	1,327	23	981

Comprehensive income	$2,808	$4,017	$5,454	$6,100

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Net income	—	—	—	5,119	—	—	—	5,119
Other comprehensive income	—	—	—	—	—	—	981	981
Cash dividends paid ($0.16 per share)	—	—	—	(2,400)	—	—	—	(2,400)
Treasury stock purchases	(13,896)	—	—	—	—	(195)	—	(195)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(11,336)	—	—	—	—	(170)	—	(170)
Restricted shares forfeited	(10,910)	—	181	—	—	(181)	—	—
Excess tax benefit on stock compensation plans	—	—	50	—	—	—	—	50
Cancellation of shares for tax withholdings on options exercised	—	—	(22)	—	—	—	—	(22)
Reissuance of treasury shares in connection with stock options exercised	16,514	—	—	—	—	200	—	200
Reissuance of treasury shares in connection with restricted stock grants	9,997	—	(158)	—	—	158	—	—
Stock-based compensation	—	—	1,069	—	—	—	—	1,069
ESOP shares committed to be released	—	—	212	—	345	—	—	557

Balances at June 30, 2011	16,099,475	$187	$181,654	$85,618	$(10,405)	$(35,128)	$5,839	$227,765

Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361
Net income	—	—	—	5,431	—	—	—	5,431
Other comprehensive income	—	—	—	—	—	—	23	23
Cash dividends paid ($0.18 per share)	—	—	—	(2,628)	—	—	—	(2,628)
Treasury stock purchases	(199,400)	—	—	—	—	(3,166)	—	(3,166)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(10,834)	—	—	—	—	(148)	—	(148)
Restricted shares forfeited	(10,000)	—	137	—	—	(137)	—	—
Excess tax benefit on stock compensation plans	—	—	29	—	—	—	—	29
Cancellation of shares for tax withholdings on options exercised	—	—	(88)	—	—	—	—	(88)
Reissuance of treasury shares in connection with stock options exercised	15,361	—	(156)	(10)	—	211	—	45
Reissuance of treasury shares in connection with restricted stock grants	12,500	—	(196)	24	—	172	—	—
Stock-based compensation	—	—	712	—	—	—	—	712
ESOP shares committed to be released	—	—	206	—	352	—	—	558

Balances at June 30, 2012	15,520,524	$187	$183,077	$91,836	$(9,695)	$(44,051)	$6,775	$228,129

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$5,431	$5,119
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	1,481
ESOP expense	558	557
Stock-based compensation	712	1,069
Excess tax benefits on stock compensation plan	(29)	(50)
Amortization of premiums and discounts	935	697
Depreciation and amortization	808	494
Amortization of intangible assets	46	50
Net loss on sale and write down of other real estate owned	69	21
Impairment charges on securities	—	59
Net gain on sale/call of available for sale securities	—	(1)
Loans originated for sale	(10,396)	(4,516)
Proceeds from sales of loans held for sale	9,884	4,247
Net gain on sale of loans	(270)	(73)
Deferred tax benefit	(215)	(646)
Net increase in cash surrender value of bank-owned life insurance	(781)	(724)
Decrease (increase) in accrued interest receivable	243	(129)
Increase in other assets	(1,324)	(3,421)
Increase (decrease) in accrued expenses and other liabilities	867	(312)

Net cash provided by operating activities	7,938	3,922

Cash flows from investing activities:
Purchases of securities available for sale	(51,636)	(69,491)
Proceeds from maturities, calls and principal repayments of securities available for sale	29,292	32,897
Purchases of securities held to maturity	(125)	—
Proceeds from maturities, calls and principal repayments of securities held to maturity	15,965	11,100
Redemption of Federal Home Loan Bank of Boston stock	911	—
Proceeds from sales of other real estate owned	1,096	732
Net loan originations, purchases and principal repayments	(42,856)	(32,077)
Purchases of property and equipment	(2,001)	(1,180)
Cash paid for merger related expenses	(592)	—
Purchases of bank-owned life insurance	—	(9,928)

Net cash used in investing activities	(49,946)	(67,947)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Concluded)

(Dollars in thousands)

	2012	2011
Cash flows from financing activities:
Net increase in deposits	$30,638	$45,969
Net change in short-term borrowings	512	(4,327)
Net change in long-term debt	(1,786)	(18,488)
Net decrease in escrow funds held for borrowers	(299)	(6)
Payments on capitalized lease obligations	(212)	(203)
Excess tax benefits on stock compensation plan	29	50
Cancellation of shares for tax withholdings on options exercised	(88)	(22)
Reissuance of treasury shares in connection with stock options exercised	45	—
Reissuance of treasury shares in connection with restricted stock warrants	—	200
Treasury stock purchases	(3,314)	(365)
Cash dividends paid	(2,628)	(2,400)

Net cash provided by financing activities	22,897	20,408

Decrease in cash and cash equivalents	(19,111)	(43,617)
Cash and cash equivalents at beginning of period	61,518	83,069

Cash and cash equivalents at end of period	$42,407	$39,452

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$7,864	$10,048
Income taxes – net	5,267	4,628
Non-cash items:
Transfer of loans to other real estate owned	1,508	2,075
Trade date accounting for securities purchased	—	(3,002)

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2012.

NOTE B – PENDING ACQUISITION

On May 30, 2012, United Financial entered into a definitive agreement with New England Bancshares, Inc. (“NEBS”), the holding company for New England Bank, pursuant to which NEBS will merge with and into the Company. Concurrent with the merger, it is expected that New England Bank will merge with and into United Bank. Under the terms of the merger agreement, at the effective time of the merger, each share of NEBS common stock will be converted into the right to receive 0.9575 of a share of Company common stock. The consideration received by New England Bancshares stockholders is intended to qualify as tax-free.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of the Company and NEBS. The Merger Agreement contains provisions that provide for the termination of the Merger Agreement in certain circumstances, and such provisions may require New England Bancshares to pay the Company a termination fee of $3.2 million. Currently, the merger is expected to be completed in the fourth quarter of 2012.

A Form 8-K was filed with the Securities and Exchange Commission (the “SEC”) by United Financial on May 31, 2012 which contains additional information regarding the merger.

NOTE C – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE D – CRITICAL ACCOUNTING POLICIES

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, prior loss experience, current economic conditions, trends in non-performing, classified and impaired loans, charge-offs and delinquency rates, the adequacy of the underlying collateral, the size and composition of the loan portfolio, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

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

The Company periodically may agree to modify the contractual terms of loans. A loan is classified as a troubled debt restructure (“TDR”) if the Company grants a concession to a borrower that is experiencing financial difficulties. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest, extending the maturity date or a partial forgiveness of debt. A TDR loan is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are initially classified as impaired.

The allowance consists of a specific, general, and unallocated component, as further described below.

Specific component. The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for the commercial segments (commercial and industrial, commercial real estate and construction) by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. A specific allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of the loan. Groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans in the consumer segments (residential real estate, home equity and consumer loans) for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

The Company has established a Business Banking unit within its Commercial Lending Department. The portfolio is made up of both commercial and industrial loans less than $250,000 and commercial real estate loans less than $500,000 which are managed by exception. This grouping of loans is considered a homogenous pool of loans and collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans within this unit for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan segments: commercial and industrial, commercial real estate, construction, business banking commercial and industrial, business banking commercial real estate, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies, classified and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan segment to determine the amount of the general component of the allowance for loan losses.

Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

In the second quarter of 2012, management made refinements to its allowance for loan loss methodology to incorporate the Business Banking unit into the Company’s formula-based approach. This refinement did not have a significant effect on the second quarter’s loan loss provision or the total allowance for loan loss.

The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $89,000 and $0 at June 30, 2012 and 2011.

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

NOTE E – EARNINGS PER SHARE

Earnings per share (“EPS”) has been computed by dividing net income by weighted average shares outstanding before any dilution and excluding the weighted average number of unallocated shares held by the Bank’s employee stock ownership plan (the “ESOP”). Diluted earnings per share has been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$2,582	$2,690	$5,431	$5,119

Weighted average common shares applicable to basic EPS (1)	14,542,642	15,028,468	14,606,624	15,022,249
Effect of dilutive potential common shares (2) (3)	245,048	280,688	280,737	262,997

Weighted average common shares applicable to diluted EPS	14,787,690	15,309,156	14,887,361	15,285,246

Earnings per share:
Basic	$0.18	$0.18	$0.37	$0.34
Diluted	$0.17	$0.18	$0.36	$0.33

(1)	Share-based compensation awards that qualify as participating securities (entiled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.
(2)	Options to purchase 187,300 and 245,589 shares for the three months ended June 30, 2012 and 2011, respectively, and 167,036 and 240,037 shares for the six months ended June 30, 2012 and 2011, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
(3)	Includes incremental shares related to dilutive stock options.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,	December 31,
	2012	2011

Net unrealized gain on securities available for sale	$11,880	$11,841
Tax effect	(4,496)	(4,480)

Net-of-tax amount	7,384	7,361

Pension liability	(1,045)	(1,045)
Tax effect	436	436

Net-of-tax amount	(609)	(609)

Accumulated other comprehensive income	$6,775	$6,752

NOTE G – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
June 30, 2012:
Debt Securities:
Government-sponsored enterprises	$160	$3	$—	$163
Government-sponsored and government- guaranteed mortgage-backed securities	220,958	11,020	(22)	231,956
Private label mortgage-backed securities	1,685	36	(1)	1,720
Municipal bonds	7,759	627	(1)	8,385
Corporate bonds	1,455	324	(106)	1,673

Total	$232,017	$12,010	$(130)	$243,897

December 31, 2011:
Debt Securities:
Government-sponsored enterprises	$187	$5	$—	$192
Government-sponsored and government- guaranteed mortgage-backed securities	198,446	11,047	—	209,493
Private label mortgage-backed securities	2,127	68	(17)	2,178
Municipal bonds	7,759	625	—	8,384
Corporate bonds	1,453	244	(131)	1,566

Total	$209,972	$11,989	$(148)	$221,813

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
June 30, 2012:
Government-sponsored and government- guaranteed mortgage-backed securities	$73,808	$2,418	$—	$76,226
Private label mortgage-backed securities	113	4	—	117
Industrial revenue bonds	18,992	—	—	18,992
State of Israel bonds	150	—	(2)	148
Municipal bonds	6,358	449	—	6,807

Total	$99,421	$2,871	$(2)	$102,290

December 31, 2011:
Government-sponsored and government- guaranteed mortgage-backed securities	$89,955	$2,026	$(32)	$91,949
Private label mortgage-backed securities	163	4	—	167
Industrial revenue bonds	19,000	—	—	19,000
State of Israel bonds	150	—	—	150
Municipal bonds	6,629	416	—	7,045

Total	$115,897	$2,446	$(32)	$118,311

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2012 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$161	$163	$155	$156
Due from one year to five years	98	106	597	620
Due from five years to ten years	5,296	5,702	1,729	1,870
Due after ten years	3,819	4,250	23,019	23,301

	$9,374	$10,221	$25,500	$25,947
Mortgage-backed securities	222,643	233,676	73,921	76,343

	$232,017	$243,897	$99,421	$102,290

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

Gross unrealized losses and fair values at June 30, 2012 and December 31, 2011 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At June 30, 2012:
Securities Available for Sale
Debt Securities:
Government-sponsored and government-guaranteed mortgage- backed securities	$10,087	$(22)	$—	$—	3	$10,087	$(22)
Private label mortgage-backed securities	—	—	474	(1)	1	474	(1)
Municipal bonds	288	(1)	—	—	1	288	(1)
Corporate bonds	—	—	224	(106)	1	224	(106)

Total	$10,375	$(23)	$698	$(107)	6	$11,073	$(130)

Securities Held to Maturity
State of Israel bonds	$123	$(2)	$—	$—	1	$123	$(2)

Total	$123	$(2)	$—	$—	1	$123	$(2)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2011:
Securities Available for Sale
Debt Securities:
Private label mortgage-backed securities	$—	$—	$614	$(17)	1	$614	$(17)
Corporate bonds	—	—	198	(131)	1	198	(131)

Total	$—	$—	$812	$(148)	2	$812	$(148)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage- backed securities	$7,444	$(32)	$—	$—	2	$7,444	$(32)

Total	$7,444	$(32)	$—	$—	2	$7,444	$(32)

Management has determined that no declines in the fair value of the Company’s securities portfolio represent other-than-temporary impairment as of June 30, 2012. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE H – LOANS

The components of the loan portfolio were as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$193,430	$176,086
Commercial mortgages	476,447	450,180
Construction	30,011	30,271
Consumer:
Residential mortgages	311,270	314,839
Home equity	137,658	135,518
Consumer	13,540	14,985

Total loans	1,162,356	1,121,879
Net deferred loan costs and fees	2,284	2,194
Allowance for loan losses	(11,751)	(11,132)

Loans, net	$1,152,889	$1,112,941

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated statements of condition. The Company and participating lenders share ratably in any losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2012 and December 31, 2011, the Company was servicing loans for participants aggregating $43.5 million and $43.8 million, respectively.

As of June 30, 2012, the Company had two loans that were transferred to participants, which did not meet the requirements to be considered a participating interest. The transferred portion is reported as secured borrowings on the statement of condition, in the amount of $1.6 million. Total secured borrowings were $2.1 million at June 30, 2012 and are reported in long-term debt on the consolidated statement of condition.

A summary of the activity pertaining to the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Construction	Business Banking Commercial and Industrial	Business Banking Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
June 30, 2012:
Beginning balance	$3,420	$5,610	$805	$—	$—	$844	$410	$106	$130	$11,325
Charge-offs	(110)	(57)	(51)	(56)	(40)	—	(30)	—	—	(344)
Recoveries	9	10	—	1	—	—	—	—	—	20
Provision	(491)	(331)	(12)	782	723	(154)	(1)	(9)	243	750

Ending balance	$2,828	$5,232	$742	$727	$683	$690	$379	$97	$373	$11,751

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
June 30, 2011:
Beginning balance	$3,112	$5,278	$867	$621	$477	$113	$—	$10,468
Charge-offs	(189)	(422)	—	(3)	(7)	(4)	—	(625)
Recoveries	69	52	3	—	—	—	—	124
Provision	316	271	(82)	160	7	1	—	673

Ending balance	$3,308	$5,179	$788	$778	$477	$110	$—	$10,640

	Commercial and Industrial	Commercial Real Estate	Construction	Business Banking Commercial and Industrial	Business Banking Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Six Months Ended
June 30, 2012:
Beginning balance	$3,446	$5,572	$860	$—	$—	$666	$474	$114	$—	$11,132
Charge-offs	(206)	(273)	(127)	(88)	(40)	(88)	(30)	(5)	—	(857)
Recoveries	39	35	1	1	—	—	—	—	—	76
Provision	(451)	(102)	8	814	723	112	(65)	(12)	373	1,400

Ending balance	$2,828	$5,232	$742	$727	$683	$690	$379	$97	$373	$11,751

The Company has established a Business Banking unit within its Commercial Lending Department. The portfolio is made up of both commercial and industrial and commercial real estate loans. As a result, the Company has reallocated charge offs, recoveries, and allowance for loan losses accordingly.

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
Six Months Ended
June 30, 2011:
Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$—	$9,987
Charge-offs	(514)	(534)	(28)	(3)	(7)	(4)	—	(1,090)
Recoveries	205	52	3	—	—	2	—	262
Provision	816	661	145	41	(139)	(43)	—	1,481

Ending balance	$3,308	$5,179	$788	$778	$477	$110	$—	$10,640

Further information pertaining to the allowance for loan losses at June 30, 2012 and December 31, 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At June 30, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$—	$210	$—	$—	$—	$—	$—	$210

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,793	$5,022	$742	$690	$379	$97	$373	$10,096

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$35	$—	$—	$—	$—	$—	$—	$35

Total loans	$193,430	$476,447	$30,011	$311,270	$137,658	$13,540	$—	$1,162,356

Loans deemed to be impaired and individually evaluated for impairment	$2,808	$4,352	$592	$—	$—	$—	$—	$7,752

Loans not deemed to be impaired and collectively evaluated for impairment	$190,536	$471,587	$29,419	$311,270	$137,658	$13,540	$—	$1,154,010

Loans acquired with deteriorated credit quality and deemed to be impaired	$86	$508	$—	$—	$—	$—	$—	$594

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2011:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$65	$—	$70	$—	$—	$—	$—	$135

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,381	$5,472	$790	$666	$474	$114	$—	$10,897

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$—	$100	$—	$—	$—	$—	$—	$100

Total loans	$176,086	$450,180	$30,271	$314,839	$135,518	$14,985	$—	$1,121,879

Loans deemed to be impaired and individually evaluated for impairment	$3,084	$1,770	$330	$1,169	$56	$163	$—	$6,572

Loans not deemed to be impaired and collectively evaluated for impairment	$172,582	$446,939	$29,941	$313,422	$135,462	$14,822	$—	$1,113,168

Loans acquired with deteriorated credit quality and deemed to be impaired	$420	$1,471	$—	$248	$—	$—	$—	$2,139

The following is a summary of past due loans at June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At June 30, 2012:
Commercial:
Commercial and industrial	$72	$150	$2,590	$2,812	$190,618	$193,430	$—
Commercial real estate	1,133	464	2,295	3,892	472,555	476,447	—
Construction	241	—	—	241	29,770	30,011	—
Consumer:
Residential real estate	2,360	263	1,715	4,338	306,932	311,270	—
Home equity	821	75	120	1,016	136,642	137,658	—
Consumer	71	90	—	161	13,379	13,540	—

Total	$4,698	$1,042	$6,720	$12,460	$1,149,896	$1,162,356	$—

At December 31, 2011:
Commercial:
Commercial and industrial	$544	$205	$2,728	$3,477	$172,609	$176,086	$—
Commercial real estate	2,518	1,028	2,131	5,677	444,503	450,180	—
Construction	—	—	330	330	29,941	30,271	—
Consumer:
Residential real estate	8,747	1,984	1,417	12,148	302,691	314,839	—
Home equity	1,087	—	56	1,143	134,375	135,518	—
Consumer	376	1	163	540	14,445	14,985	—

Total	$13,272	$3,218	$6,825	$23,315	$1,098,564	$1,121,879	$—

The following is a summary of impaired loans at June 30, 2012 and December 31, 2011:

	At June 30, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$2,808	$2,808		$1,379	$2,115
Commercial real estate	4,173	4,173		1,961	2,073
Construction	592	592		190	259
Residential real estate	—	—		1,417	1,417
Home Equity	—	—		56	56
Consumer	—	—		164	164

Total	$7,573	$7,573		$5,167	$6,084

With an allowance recorded:
Commercial and industrial	$86	$86	$35	$2,125	$2,125	$65
Commercial real estate	687	687	210	1,279	1,279	100
Construction	—	—	—	140	140	70

Total	$773	$773	$245	$3,544	$3,544	$235

By portfolio segment:
Commercial portfolio segment	$8,346	$8,346	$245	$7,074	$7,991	$235
Consumer portfolio segment	—	—	—	1,637	1,637	—

Total impaired loans	$8,346	$8,346	$245	$8,711	$9,628	$235

The following is a summary of information pertaining to impaired loans:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average	Interest Income		Average	Interest Income
	Recorded		Recognized	Recorded		Recognized
	Investment on		on a	Investment on		on a
	Impaired Loans	Recognized	Cash Basis	Impaired Loans	Recognized	Cash Basis
Commercial:
Commercial and industrial	$4,456	$1	$—	$3,322	$—	$—
Commercial real estate	3,877	10	2	3,230	33	33
Construction	781	6	—	1,204	7	3
Consumer:
Residential real estate	—	—	2	1,351	16	16
Home Equity	—	—	—	81	1	1
Consumer	—	—	—	94	—	—

Total	$9,114	$17	$4	$9,282	$57	$53

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average	Interest Income		Average	Interest Income
	Recorded		Recognized	Recorded		Recognized
	Investment on		on a	Investment on		on a
	Impaired Loans	Recognized	Cash Basis	Impaired Loans	Recognized	Cash Basis
Commercial:
Commercial and industrial	$4,073	$9	$8	$3,104	$4	$4
Commercial real estate	3,731	25	7	5,045	63	63
Construction	743	13	—	1,212	23	19
Consumer:
Residential real estate	—	—	2	977	21	21
Home Equity	—	—	—	75	1	1
Consumer	—	—	—	80	2	2

Total	$8,547	$47	$17	$10,493	$114	$110

The following is a summary of non-accrual loans, at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$2,942	$3,504
Commercial real estate	4,117	2,984
Construction	—	330
Consumer:
Residential real estate	1,262	1,417
Home equity	292	56
Consumer	—	163

Total	$8,613	$8,454

The following table represents modifications that were deemed to be troubled debt restructures for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Number of	Outstanding Recorded Investment		Number of	Outstanding Recorded Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
Troubled Debt
Restructurings:

Commercial and industrial	1	$140	$140	1	$873	$873
Commercial real estate	4	1,211	1,211	—	—	—
Construction	2	613	613	—	—	—

Total	7	$1,964	$1,964	1	$873	$873

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of	Outstanding Recorded Investment		Number of	Outstanding Recorded Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
Troubled Debt
Restructurings:

Commercial and industrial	1	$140	$140	1	$873	$873
Commercial real estate	4	1,211	1,211	1	248	263
Construction	2	613	613	—	—	—

Total	7	$1,964	$1,964	2	$1,121	$1,136

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

As of June 30, 2012, there have been no TDRs that have subsequently defaulted within one year of modification.

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

Business banking loans are assigned a Pass rating unless they are contractually past due 90 days or more, legal action has commenced against the borrower or other criteria for a risk rating change as defined within the business banking loan policy have been triggered. Upon one or more of these events, the loan will be risk rated Substandard.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third party to review loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loan segment by internally assigned grades:

	At June 30, 2012
Commercial:	Commercial & Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$177,066	$453,757	$24,277	$655,100
Special Mention	6,319	5,814	433	12,566
Substandard	9,376	16,876	5,301	31,553
Doubtful	669	—	—	669

Total	$193,430	$476,447	$30,011	$699,888

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$309,394	$137,423	$13,482	$460,299
Special Mention	—	—	—	—
Substandard	1,876	235	58	2,169
Doubtful	—	—	—	—

Total	$311,270	$137,658	$13,540	$462,468

	At December 31, 2011
Commercial:	Commercial & Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$157,026	$419,818	$23,955	$600,799
Special Mention	7,730	10,965	1,057	19,752
Substandard	11,230	19,397	5,259	35,886
Doubtful	100	—	—	100

Total	$176,086	$450,180	$30,271	$656,537

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$311,921	$135,253	$14,723	$461,897
Special Mention	52	—	—	52
Substandard	2,866	265	262	3,393
Doubtful	—	—	—	—

Total	$314,839	$135,518	$14,985	$465,342

NOTE I – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Unused lines of credit	$255,995	$250,034
Amounts due mortgagors	20,428	27,495
Standby letters of credit	3,345	4,004
Commitments to originate loans	36,178	32,689

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of June 30, 2012, the Company has contributed $700,000 to the fund.

The Company has committed to invest up to $12.0 million in two low income housing tax credit funds by the end of 2015. At June 30, 2012, the Company invested $6.7 million in the funds, which have been reduced by net operating losses of $1.3 million. The net carrying balance of $5.5 million is included in other assets on the Company’s consolidated statement of condition. Tax benefits in the form of net operating losses are recognized as they are incurred and recorded in non-interest expense.

NOTE J – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Demand	$228,495	$205,902
NOW	62,064	52,899
Savings	261,586	247,664
Money market	292,763	301,770
Certificates of deposit	415,705	421,740

	$1,260,613	$1,229,975

NOTE K – CONTINGENCIES

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

The Bank is also a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE L – FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

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

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. Level 3 also includes corporate bonds that have fair values derived from unobservable issuer-provided financial information and discounted cash flow models.

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2012
Securities available for sale:
Government-sponsored enterprises	$—	$163	$—	$163
Government-sponsored and government- guaranteed mortgage-backed securities	—	231,956	—	231,956
Private label mortgage-backed securities	—	1,720	—	1,720
Municipal bonds	—	8,385	—	8,385
Corporate bonds	—	—	1,673	1,673

Total	$—	$242,224	$1,673	$243,897

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2011
Securities available for sale:
Government-sponsored enterprises	$—	$192	$—	$192
Government-sponsored and government- guaranteed mortgage-backed securities	—	209,493	—	209,493
Private label mortgage-backed securities	—	2,178	—	2,178
Municipal bonds	—	8,384	—	8,384
Corporate bonds	—	—	1,566	1,566

Total	$—	$220,247	$1,566	$221,813

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2012.

Balance at December 31, 2011	$1,566
Change in unrealized gain	107

Balance at June 30, 2012	$1,673

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

The Company may be required, from time to time, to measure at fair value certain other assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and six months ended June 30, 2012 and 2011.

				Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	At June 30, 2012			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$528	$135	$(10)
Other real estate owned	—	—	740	(50)	(50)

Total assets	$—	$—	$1,268	$85	$(60)

				Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	At June 30, 2011			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$3,593	$108	$(13)
Other assets	—	—	541	(59)	(59)

Total assets	$—	$—	$4,134	$49	$(72)

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$42,407	$42,407	$—	$—	$42,407
Securities available for sale	243,897	—	242,224	1,673	243,897
Securities held to maturity	99,421	—	102,291	—	102,291
Stock in Federal Home Loan Bank of Boston	14,454	—	—	14,454	14,454
Net loans	1,152,889	—	—	1,175,441	1,175,441

Financial Liabilities:
Deposits (with no stated maturity)	844,908	—	—	844,908	844,908
Time deposits	415,705	—	—	422,526	422,526
Federal Home Loan Bank of Boston advances	102,892	—	—	107,419	107,419
Repurchase agreements	37,772	—	—	38,301	38,301
Subordinated debentures	5,585	—	5,585	—	5,585

	At December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$61,518	$61,518	$—	$—	$61,518
Securities available for sale	221,813	—	220,247	1,566	221,813
Securities held to maturity	115,897	—	118,311	—	118,311
Stock in Federal Home Loan Bank of Boston	15,365	—	—	15,365	15,365
Net loans	1,112,941	—	—	1,150,955	1,150,955

Financial Liabilities:
Deposits (with no stated maturity)	808,235	—	—	808,235	808,235
Time deposits	421,740	—	—	429,676	429,676
Federal Home Loan Bank of Boston advances	106,417	—	—	110,201	110,201
Repurchase agreements	37,260	—	—	37,347	37,347
Subordinated debentures	5,539	—	5,539	—	5,539

NOTE M – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan SERP and a Director Retirement Plan. These plans had no assets at June 30, 2012 and 2011. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$79	$23	$83	$23	$158	$46	$167	$46
Interest cost	44	14	47	14	88	28	93	28

Total pension cost	123	37	130	37	246	74	260	74
Prior service cost amortization	28	9	34	9	57	18	69	18
Net loss amortization	—	3	—	3	—	6	—	6

Net periodic benefit cost	$151	$49	$164	$49	$303	$98	$329	$98

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, future strategies, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes factors that could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates and real estate values, changes in the size, composition or risks in the loan and securities portfolios, loan or deposit demand, changes in asset quality, including levels of delinquent, classified and charged-off loans, legislative, accounting or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $29.9 million, or 1.8%, to $1.65 billion at June 30, 2012 from $1.62 billion at December 31, 2011 reflecting growth in net loans and securities available for sale, partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Net loans increased $39.9 million, or 3.6%, to $1.15 billion at June 30, 2012 from $1.11 billion at December 31, 2011 mainly reflecting growth in the commercial loan portfolios. Commercial mortgages increased $26.3 million, or 5.8%, and commercial and industrial loans increased $17.3 million, or 9.9%, primarily the result of business development efforts, competitive products and pricing and the establishment of a loan production office in Beverly, Massachusetts in 2011. The increase in the commercial portfolios was partially offset by a decrease in residential mortgages of $3.6 million, or 1.1%, driven by sales of 30-year fixed rate loan originations totaling $9.6 million and payments, offset to a large extent by originations of 10- and 15-year fixed rate loans. Securities available for sale increased $22.1 million, or 10.0%, to $243.9 million at June 30, 2012 from $221.8 million at December 31, 2011 primarily due to purchases of fixed-rate agency mortgage-backed securities totaling $51.6 million, partially offset by repayments of government-sponsored agency debt and mortgage-backed securities of $29.3 million. Interest-bearing deposits decreased $20.7 million, or 49.9%, reflecting the use of excess cash to fund purchases of available for sale securities and loan originations. Securities held to maturity decreased $16.5 million, or 14.2%, to $99.4 million at June 30, 2012 from $115.9 million at December 31, 2011 as a result of repayments of government-sponsored agency debt and mortgage-backed securities.

Total deposits increased $30.6 million, or 2.5%, to $1.26 billion at June 30, 2012 compared to $1.23 billion at December 31, 2011 primarily due to growth in core deposit accounts of $36.7 million, or 4.5%, to $844.9 million at June 30, 2012 from $808.2 million at December 31, 2011. The growth in core deposit account balances was driven by sales and marketing initiatives, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $6.0 million, or 1.4%, to $415.7 million at June 30, 2012 compared to $421.7 million at December 31, 2011 resulting from customers’ preference for savings, demand and NOW accounts due to the low rate environment. Short-term borrowings increased $512,000, or 3.0%, to $17.8 million at June 30, 2012 from $17.3 million at December 31, 2011 mainly due to growth in overnight repurchase agreements. Long-term debt decreased $1.8 million, or 1.4%, to $125.0 million at June 30, 2012 compared to $126.9 million at December 31, 2011 largely reflecting the use of excess cash balances to pay down maturing FHLBB advances. At June 30, 2012, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank of Boston and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity increased $768,000, or 0.3%, to $228.1 million at June 30, 2012 from $227.4 million at December 31, 2011 as a result of net income of $5.4 million, stock-based compensation credits totaling $712,000 and ESOP compensation of $558,000 for the six months ended June 30, 2012. These increases were partially offset by repurchases of common stock totaling $3.2 million and cash dividend payments amounting to $2.6 million.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $8.6 million, or 0.74% of total loans, at June 30, 2012 compared to $8.5 million, or 0.75% of total loans, at December 31, 2011. Classified loans decreased $5.6 million, or 14.1%, to $33.7 million at June 30, 2012 and included ten relationships which represent 52.3% of the total. Of the $2.4 million in other real estate owned, $740,000 is under a sales contract with a closing expected in the third quarter of 2012. Refer to “Note H – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for additional disclosures about credit quality.

At June 30, 2012 and December 31, 2011, the ratio of the allowance for loan losses to total loans was 1.01%. Excluding the impact of acquired loans totaling $132.8 million at June 30, 2012 and $168.0 million at December 31, 2011, the ratio of the allowance for loan losses to total loans would have been 1.14% at June 30, 2012 and 1.17% at December 31, 2011. Net charge-offs totaled $781,000, or 0.14% of average loans outstanding on an annualized basis, for the six months ended June 30, 2012 as compared to net charge-offs of $828,000, or 0.15% of average loans outstanding on an annualized basis, for the same period in 2011 and consisted primarily of commercial loans. Refer to “Note H – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

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

Net Income. Net income decreased $108,000, or 4.0%, to $2.6 million for the second quarter of 2012 compared to net income of $2.7 million for the same period in 2011. Excluding the impact of acquisition related expenses of $592,000 (non tax-deductible), net income would have increased by $484,000, or 18.0%, to $3.2 million largely due to a decrease in non-interest expense of $527,000 (excluding acquisition related expenses) and an increase of $359,000 in non-interest income. These positive results were offset in part by a decrease in net interest income of $88,000 and increases of $77,000 in provision for loan losses and $237,000 in income tax expense. Diluted earnings per share decreased $0.01 to $0.17 for the three months ended June 30, 2012 compared to $0.18 for the same period last year. Excluding the impact of acquisition related expenses, diluted earnings per share would have increased $0.03, or 16.7%, to $0.21.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$312,592	$3,588	4.59%	$318,095	$3,985	5.01%
Commercial real estate	498,354	6,875	5.52%	461,866	7,005	6.07%
Home equity	137,526	1,225	3.56%	138,462	1,330	3.84%
Commercial and industrial	188,343	2,298	4.88%	166,914	2,133	5.11%
Consumer and other	14,326	195	5.44%	17,968	250	5.57%

Total loans(2)	1,151,141	14,181	4.93%	1,103,305	14,703	5.33%
Investment securities	340,086	2,767	3.25%	356,479	3,387	3.80%
Other interest-earning assets	55,905	51	0.36%	49,654	38	0.31%

Total interest-earning assets	1,547,132	16,999	4.39%	1,509,438	18,128	4.80%
Noninterest-earning assets(3)	105,865			93,329

Total assets	$1,652,997			$1,602,767

Interest-bearing liabilities:
Savings accounts	$261,297	336	0.51%	$233,292	442	0.76%
Money market accounts	305,501	366	0.48%	269,397	504	0.75%
NOW accounts	55,539	42	0.30%	40,931	37	0.36%
Certificates of deposit	416,857	1,854	1.78%	444,605	2,211	1.99%

Total interest-bearing deposits	1,039,194	2,598	1.00%	988,225	3,194	1.29%
FHLB advances	103,632	819	3.16%	138,215	1,245	3.60%
Other interest-bearing liabilities	53,860	288	2.14%	49,798	307	2.47%

Total interest-bearing liabilities	1,196,686	3,705	1.24%	1,176,238	4,746	1.61%
Demand deposits	217,586			190,941
Other noninterest-bearing liabilities	10,870			9,309

Total liabilities	1,425,142			1,376,488
Stockholders’ equity	227,855			226,279

Total liabilities and stockholders’ equity	$1,652,997			$1,602,767

Net interest income		$13,294			$13,382

Interest rate spread(4)			3.15%			3.19%
Net interest-earning assets(5)	$350,446			$333,200

Net interest margin(6)			3.44%			3.55%
Average interest-earning assets to average interest-bearing liabilities			129.28%			128.33%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(68)	$(329)	$(397)
Commercial real estate	530	(660)	(130)
Home equity	(9)	(96)	(105)
Commercial and industrial	265	(100)	165
Consumer and other	(50)	(5)	(55)

Total loans	668	(1,190)	(522)
Investment securities	(151)	(469)	(620)
Other interest-earning assets	5	8	13

Total interest-earning assets	522	(1,651)	(1,129)

Interest-bearing liabilities:
Savings accounts	48	(154)	(106)
Money market accounts	61	(199)	(138)
NOW accounts	12	(7)	5
Certificates of deposit	(132)	(225)	(357)

Total interest-bearing deposits	(11)	(585)	(596)
FHLB advances	(286)	(140)	(426)
Other interest-bearing liabilities	24	(43)	(19)

Total interest-bearing liabilities	(273)	(768)	(1,041)

Change in net interest income	$795	$(883)	$(88)

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $88,000, or 0.7%, to $13.3 million for the second quarter of 2012 from $13.4 million for the same period in 2011 mainly as a result of contraction in the net interest margin, partially offset by an increase in average interest-earning assets. The net interest margin decreased by 11 basis points to 3.44% for the three months ended June 30, 2012 reflecting the downward re-pricing of certain fixed-rate loans and investments as a result of the lower interest rate environment, offset in part by reduced funding costs. Total average interest-earning assets increased $37.7 million, or 2.5%, to $1.55 billion for the second quarter of 2012, mainly due to growth in commercial loans and interest-earning cash balances, partially offset by a decrease in investment securities.

Interest Income. Interest income decreased $1.1 million, or 6.2%, to $17.0 million for the three months ended June 30, 2012 from $18.1 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 41 basis points to 4.39% for the second quarter of 2012 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $1.0 million, or 21.9%, to $3.7 million for the three months ended June 30, 2012 from $4.7 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 37 basis points to 1.24% for the three months ended June 30, 2012 due to the repricing of deposits in response to the lower interest rate environment. Average interest-bearing liabilities increased $20.4 million, or 1.7%, to $1.20 billion for the three months ended June 30, 2012 from $1.18 billion for the prior year period as a result of growth of $51.0 million, or 5.2%, in interest-bearing deposits and a $4.1 million, or 8.2%, increase in other interest-bearing liabilities. These increases were partially offset by a decrease of $34.6 million, or 25.0%, in average FHLBB advances as a result of payoffs of maturing advances.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management considers are prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses increased by $77,000, or 11.4%, to $750,000 for the three months ended June 30, 2012 from $673,000 for the same period in 2011, driven by strong loan growth and the continuing shift to a more commercially oriented loan portfolio, offset by a decrease in charge-offs. The allowance for loan losses was $11.8 million, or 1.01% of loans outstanding at June 30, 2012. Excluding the impact of acquired loans, the ratio of the allowance for loan losses to total loans would have been 1.14%.

Non-interest Income. Non-interest income increased $359,000, or 16.2%, to $2.6 million for the second quarter of 2012 from $2.2 million for the same period in 2011. Fee income on depositors’ accounts increased $156,000, or 11.4%, driven by higher overdraft fees and growth in ATM and debit card income. Net gains from sales of loans increased $112,000 due to an increase in sales of 30-year fixed rate loans and improved pricing. Wealth management income increased $75,000, or 35.0% reflecting higher fee-based assets under management and transaction based commissions. Bank-owned life insurance income increased $43,000, or 10.9%, reflecting the purchase of an additional $10.0 million investment in the second quarter of 2011.

Non-interest Expense. Non-interest expense increased $65,000, or 0.6%, to $11.5 million for the second quarter of 2012 from $11.4 million in the same period last year. Included in the 2012 second quarter were $592,000 of acquisition related costs incurred in connection with the Company’s proposed acquisition of New England Bancshares. Excluding these acquisition related costs, non-interest expense would have declined by $527,000, or 4.6%. The low income housing tax credit fund expense decreased by $197,000 due to a true-up of prior period expenses. Other expenses decreased $180,000, or 10.5%, reflecting a write-down to fair value of mortgage servicing rights and decreases in postage and contribution expenses. Marketing expense fell by $134,000, or 21.1%, due to reduced newspaper advertising and other promotional activities. Salaries and benefits decreased by $128,000, or 2.0%, mainly attributable to lower stock-based compensation, offset to a large extent by annual wage increases, a larger incentive accrual due to improved operating performance and staffing costs for a new loan production office opened in 2011. These items were partially reduced by a $65,000, or 8.1%, increase in occupancy expense driven by higher building maintenance costs.

Income Tax Expense. Income tax expense increased $237,000, or 28.7%, to $1.1 million for the second quarter of 2012 from $827,000 in the same period last year primarily due to an increase in pretax income and the effective tax rate. The effective tax rate increased to 29.2% in the second quarter of 2012 from 23.5% for the same period last year as acquisition related expenses totaling $592,000 were non-deductible.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Net Income. Net income for the six months ended June 30, 2012 amounted to $5.4 million, or $0.36 per diluted share, compared to $5.1 million, or $0.33 per diluted share, for the same period in 2011. Excluding acquisition related expenses of $592,000 (non tax deductible), net income would have increased by $904,000, or 18.0%, to $6.0 million, or $0.40 per diluted share, for the first six months of 2012. The 2012 results were positively impacted by a $783,000 increase in non-interest income and a $221,000 increase in net interest income, as well as decreases of $192,000 in non-interest expense (excluding acquisition related expenses) and $81,000 in the provision for loan losses. These items were offset in part by an increase of $373,000 in income tax expense.

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

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$314,016	$7,301	4.65%	$315,871	$7,912	5.01%
Commercial real estate	494,952	13,819	5.58%	458,513	13,771	6.01%
Home equity	136,709	2,455	3.59%	138,134	2,637	3.82%
Commercial and industrial	182,016	4,290	4.71%	165,976	4,355	5.25%
Consumer and other	14,650	391	5.34%	18,591	515	5.54%

Total loans(2)	1,142,343	28,256	4.95%	1,097,085	29,190	5.32%
Investment securities	339,246	5,622	3.31%	349,182	6,578	3.77%
Other interest-earning assets	54,986	92	0.33%	55,468	78	0.28%

Total interest-earning assets	1,536,575	33,970	4.42%	1,501,735	35,846	4.77%
Noninterest-earning assets(3)	103,959			89,238

Total assets	$1,640,534			$1,590,973

Interest-bearing liabilities:
Savings accounts	$257,982	704	0.55%	$222,585	848	0.76%
Money market accounts	304,592	808	0.53%	265,829	998	0.75%
NOW accounts	52,009	82	0.32%	40,263	81	0.40%
Certificates of deposit	417,639	3,757	1.80%	450,615	4,564	2.03%

Total interest-bearing deposits	1,032,222	5,351	1.04%	979,292	6,491	1.33%
FHLB advances	104,467	1,641	3.14%	143,022	2,548	3.56%
Other interest-bearing liabilities	52,880	584	2.21%	50,968	634	2.49%

Total interest-bearing liabilities	1,189,569	7,576	1.27%	1,173,282	9,673	1.65%
Demand deposits	211,810			183,033
Other noninterest-bearing liabilities	11,301			9,976

Total liabilities	1,412,680			1,366,291
Stockholders’ equity	227,854			224,682

Total liabilities and stockholders’ equity	$1,640,534			$1,590,973

Net interest income		$26,394			$26,173

Interest rate spread(4)			3.15%			3.13%
Net interest-earning assets(5)	$347,006			$328,453

Net interest margin(6)			3.44%			3.49%
Average interest-bearing assets to average interest-bearing liabilities			129.17%			127.99%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(46)	$(565)	$(611)
Commercial real estate	1,053	(1,005)	48
Home equity loans	(27)	(155)	(182)
Commercial and industrial	400	(465)	(65)
Consumer and other	(106)	(18)	(124)

Total loans	1,274	(2,208)	(934)
Investment securities	(183)	(773)	(956)
Other interest-earning assets	(1)	15	14

Total interest-earning assets	1,090	(2,966)	(1,876)

Interest-bearing liabilities:
Savings accounts	121	(265)	(144)
Money market accounts	132	(322)	(190)
NOW accounts	21	(20)	1
Certificates of deposit	(319)	(488)	(807)

Total interest-bearing deposits	(45)	(1,095)	(1,140)
FHLB advances	(631)	(276)	(907)
Other interest-bearing liabilities	23	(73)	(50)

Total interest-bearing liabilities	(653)	(1,444)	(2,097)

Change in net interest income	$1,743	$(1,522)	$221

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $221,000, or 0.8%, to $26.4 million for the six months ended June 30, 2012 from $26.2 million for the comparable 2011 period as a result of growth in average interest-earning assets, offset in part by net interest margin compression. Total average interest-earning assets increased $34.8 million, or 2.3%, to $1.54 billion for the six months ended June 30, 2012, mainly due to growth in commercial loan balances, partially offset by a decrease in investment securities and interest-earning cash balances. The net interest margin decreased 5 basis points to 3.44% for the six months ended June 30, 2012 from 3.49% for the prior year period primarily attributable to the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment. These items were partially offset by lower funding costs.

Interest Income. Interest income decreased $1.9 million, or 5.2%, to $34.0 million for the six months ended June 30, 2012 from $35.8 million for the prior year period due to a decrease in the yield on earning assets partially offset by an increase in average interest-earning assets. The yield on average interest-earning assets decreased by 35 basis points to 4.42% for the second quarter of 2012 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $2.1 million, or 21.7%, to $7.6 million for the six months ended June 30, 2012 from $9.7 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 38 basis points to 1.27% for the six months ended June 30, 2012 reflecting the repricing of deposits in response to the lower interest rate environment. Average interest-bearing liabilities increased $16.3 million, or 1.4%, to $1.19 billion for the six months ended June 30, 2012 from $1.17 billion for the prior year period reflecting growth of $52.9 million, or 5.4%, in interest-bearing deposits. The increase in average interest-bearing deposits was offset in part by a reduction of $38.6 million, or 27.0%, in average FHLB advances to $104.5 million for the six months ended June 30, 2012 as a result of payoffs of maturing advances.

Provision for Loan Losses. The provision for loan losses decreased $81,000, or 5.5%, to $1.4 million for the six months ended June 30, 2012, from $1.5 million for the same period in 2011, driven by reductions in loan loss reserve factors, charge-offs, and classified loans, partially offset by increased origination activity and a shift to a more commercial oriented portfolio. The decrease in loan loss reserve factors reflects improving asset quality trends and positive changes in economic conditions.

Non-interest Income. Non-interest income increased $783,000, or 18.0%, to $5.1 million for the six months ended June 30, 2012. Fee income on depositors’ accounts increased $272,000, or 10.2%, driven by higher overdraft fees and growth in ATM and debit card income. Net gains from sales of loans increased $197,000 due to an increase in sales of 30-year fixed rate loans and improved pricing. Bank-owned life insurance income increased $152,000, or 21.0%, reflecting the purchase of an additional $10.0 million investment in the second quarter of 2011. Wealth management income increased $62,000, or 13.7%, reflecting higher fee-based assets under management and transaction-based commissions.

Non-interest Expense. Non-interest expense increased $400,000, or 1.8%, to $22.7 million for the six months ended June 30, 2012 from $22.3 million for the prior year period. Excluding acquisition related costs of $592,000, non-interest expense would have declined by $192,000, or 0.9%. Professional fees decreased by $158,000, or 14.8%, related to lower legal and consulting activities. The low income housing tax credit fund expense decreased by $152,000 due to a true-up of prior period expenses. Marketing expense decreased by $141,000, or 13.0%, due to reduced newspaper advertising and other promotional activities. These items were partially reduced by a $98,000, or 3.4%, increase in other expense related to higher levels of depreciation and writedowns of mortgage servicing rights to fair value, a $95,000, or 5.8%, increase in occupancy expense driven by higher building maintenance costs and a $45,000, or 0.4%, increase in salaries and benefits due to annual wage increases, staffing costs related to the new loan production office and a higher incentive compensation accrual, offset in part by lower stock-based compensation.

Income Tax Expense. Income tax expense increased $373,000 to $2.0 million for six months ended June 30, 2012 from $1.6 million for the comparable 2011 period primarily due to higher pretax income and the effective tax rate. The effective tax rate increased to 26.5% for the six months ended June 30, 2012 from 23.7% for the same period last year as acquisition related expenses totaling $592,000 were non-deductible.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable-rate and shorter-term residential real estate, home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations; and (vi) sales of thirty-year fixed-rate residential real estate loans. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at June 30, 2012 and December 31, 2011.

Net Interest Income At-Risk

Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (June 30, 2012)	Estimated Increase (Decrease) in NII (December 31, 2011)

-100	(3.4)%	(3.9)%
Stable	0.0%	0.0%
+200	2.7%	(0.3)%

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

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for the Bank and its subsidiaries only and does not include any yield curve changes in the assets of United Financial.

	June 30, 2012
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)

		(Dollars in thousands)

+300	$176,338	$(51,936)	(23)%	11.35%	(228)
+200	207,282	(20,992)	(9)	12.96	(68)
+100	224,905	(3,368)	(1)	13.71	8
0	228,274	—	—	13.64	—
-100	234,644	6,370	3	13.77	14

	December 31, 2011
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)

		(Dollars in thousands)

+300	$183,875	$(53,540)	(23)%	12.06%	(241)
+200	213,647	(23,768)	(10)	13.61	(86)
+100	231,936	(5,479)	(2)	14.42	(6)
0	237,415	—	—	14.47	—
-100	239,393	1,978	1	14.38	(10)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at June 30, 2012 and December 31, 2011, in the event of a 300 basis point increase in interest rates, we would experience a 23% decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at June 30, 2012 and December 31, 2011, we would experience a 3% and 1%, respectively, increase in economic value of equity.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At June 30, 2012, our liquidity ratio was 19.68%, compared to 21.00% at December 31, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $42.4 million. Securities classified as available for sale and held to maturity, which provide additional sources of liquidity, totaled $243.9 million and $99.4 million, respectively, at June 30, 2012. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $197.0 million from the FHLBB. On that date, we had $101.8 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2012, we had $36.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $256.0 million in unused lines of credit to borrowers, $3.3 million in standby letters of credit and $20.4 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of June 30, 2012 totaled $244.0 million, or 19.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2012, we originated $174.5 million of loans and purchased $51.8 million of securities. In the comparable 2011 period, we originated $122.5 million of loans and purchased $66.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $30.6 million and $46.0 million for the six months ended June 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $3.5 million and $18.5 million during the six months ended June 30, 2012 and 2011, respectively, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down FHLBB advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at June 30, 2012 and December 31, 2011, was approximately $83.2 million at June 30, 2012 and $107.1 million at December 31, 2011. At June 30, 2012 and December 31, 2011, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $79.1 million at June 30, 2012.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders and to its holders of its subordinated debenture. United Financial also repurchases shares of its common stock. At June 30, 2012, United Financial on an unconsolidated basis had liquid assets of $14.5 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$244,047	$140,876	$30,782	$—	$415,705
Federal Home Loan Bank advances	23,940	44,904	14,911	18,000	101,755
Repurchase agreements	17,772	—	—	20,000	37,772
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	3,345	—	—	—	3,345
Operating leases	1,041	1,979	1,419	3,459	7,898
Capitalized leases	423	847	848	5,985	8,103
Future benefits to be paid under retirement plans	1,064	2,999	1,289	4,679	10,031

Total	$291,632	$191,605	$49,249	$59,855	$592,341

Commitments:
Commitments to extend credit	$315,946	$—	$—	$—	$315,946
Investment in venture capital fund	300	—	—	—	300
Investment in low income tax credit fund	4,105	413	—	—	4,518

Total	$320,351	$413	$—	$—	$320,764

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of June 30, 2012:
Total risk-based capital	15.23%	8.00%	10.00%
Tier 1 risk-based capital	14.32%	4.00%	6.00%
Tier 1 (core) capital	11.31%	4.00%	5.00%
Tangible equity	11.31%	1.50%	N/A

As of December 31, 2011:
Total risk-based capital	17.09%	8.00%	10.00%
Tier 1 risk-based capital	16.17%	4.00%	6.00%
Tier 1 (core) capital	12.23%	4.00%	5.00%
Tangible equity	12.23%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Bank is also a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results, should be carefully considered. At June 30, 2012, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2012.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2012	70,200		$15.84	70,200	130,703

May 1 - 31, 2012	—		—	—	130,703

June 1 - 30, 2012	10,834	(2)	13.68	—	130,703

Total	81,034		$15.56	70,200

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of June 30, 2012, the Company has repurchased 677,100 shares at a cost of approximately $10.3 million and an average price of $15.14 per share, under this plan.
(2)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: August 8, 2012	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 8, 2012	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer