Form 10-Q
period 2012-09-30
United Financial Bancorp, Inc.
filed 2012-11-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Common stock, $0.01 par value

15,467,328 shares outstanding as of October 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS

Cash and due from banks	$16,662	$20,112
Interest-bearing deposits	11,682	41,406

Total cash and cash equivalents	28,344	61,518

Securities available for sale, at fair value	238,842	221,813
Securities held to maturity, at amortized cost (fair value of $94,664 at September 30, 2012 and $118,311 at December 31, 2011)	91,469	115,897
Loans held for sale	—	53
Loans, net of allowance for loan losses of $12,550 at September 30, 2012 and $11,132 at December 31, 2011	1,207,902	1,112,941
Other real estate owned	1,349	2,054
Accrued interest receivable	4,770	4,846
Deferred tax asset, net	13,771	14,006
Stock in the Federal Home Loan Bank of Boston	14,454	15,365
Banking premises and equipment, net	18,145	16,438
Bank-owned life insurance	41,869	40,688
Goodwill	8,192	8,192
Other assets	14,577	9,941

TOTAL ASSETS	$1,683,684	$1,623,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,040,969	$1,024,073
Non-interest-bearing	234,191	205,902

Total deposits	1,275,160	1,229,975
Short-term borrowings	14,579	17,260
Long-term debt	140,287	126,857
Subordinated debentures	5,608	5,539
Escrow funds held for borrowers	1,892	2,103
Capitalized lease obligations	4,753	4,874
Accrued expenses and other liabilities	11,242	9,783

Total liabilities	1,453,521	1,396,391

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 18,706,933 shares issued at September 30, 2012 and December 31, 2011	187	187
Paid-in capital	183,476	182,433
Retained earnings	93,317	89,019
Unearned compensation	(9,523)	(10,047)
Treasury stock, at cost (3,239,112 shares at September 30, 2012 and 2,994,036 shares at December 31, 2011)	(44,808)	(40,983)
Accumulated other comprehensive income, net of taxes	7,514	6,752

Total stockholders’ equity	230,163	227,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,683,684	$1,623,752

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans	$14,494	$14,529	$42,750	$43,719
Investments	2,549	3,249	8,171	9,827
Other interest-earning assets	27	22	119	100

Total interest and dividend income	17,070	17,800	51,040	53,646
Interest expense:
Deposits	2,444	3,014	7,795	9,505
Short-term borrowings	12	29	46	96
Long-term debt	1,064	1,358	3,255	4,473

Total interest expense	3,520	4,401	11,096	14,074

Net interest income before provision for loan losses	13,550	13,399	39,944	39,572

Provision for loan losses	1,050	750	2,450	2,231

Net interest income after provision for loan losses	12,500	12,649	37,494	37,341

Non-interest income:
Fee income on depositors’ accounts	1,452	1,420	4,389	4,085
Wealth management income	279	248	795	702
Income from bank-owned life insurance	448	468	1,324	1,192
Net gain on sales of loans	188	51	458	124
Net gain on sales of securities	27	—	27	1
Impairment charges on securities	(202)	(33)	(202)	(92)
Other income	319	269	863	771

Total non-interest income	2,511	2,423	7,654	6,783

Non-interest expense:
Salaries and benefits	6,375	6,178	19,103	18,861
Occupancy expenses	823	823	2,567	2,472
Marketing expenses	316	339	1,257	1,421
Data processing expenses	1,109	961	3,140	2,933
Professional fees	372	573	1,282	1,641
Acquisition related expenses	366	—	958	—
FDIC insurance assessments	264	237	800	811
Low income housing tax credit fund	—	232	243	627
Other expenses	1,567	1,658	4,585	4,578

Total non-interest expense	11,192	11,001	33,935	33,344

Income before income taxes	3,819	4,071	11,213	10,780

Income tax expense	890	986	2,853	2,576

Net income	$2,929	$3,085	$8,360	$8,204

Earnings per share:
Basic	$0.20	$0.21	$0.57	$0.55
Diluted	$0.20	$0.20	$0.56	$0.54

Weighted average shares outstanding:
Basic	14,522,324	14,951,572	14,578,253	14,998,333
Diluted	14,708,373	15,206,514	14,827,428	15,258,353

Dividends paid per share	$0.10	$0.09	$0.28	$0.25

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$2,929	$3,085	$8,360	$8,204

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on availible-for-sale securities	1,050	2,041	1,089	3,669
Reclassification adjustment for losses (gains) realized in income	138	—	138	(1)

Net change in unrealized gains	1,188	2,041	1,227	3,668
Tax effect	(449)	(804)	(465)	(1,450)

Net of tax amount	739	1,237	762	2,218

Comprehensive income	$3,668	$4,322	$9,122	$10,422

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Net income	—	—	—	8,204	—	—	—	8,204
Other comprehensive income	—	—	—	—	—	—	2,218	2,218
Cash dividends paid ($0.25 per share)	—	—	—	(3,745)	—	—	—	(3,745)
Treasury stock purchases	(322,796)	—	—	—	—	(4,807)	—	(4,807)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(21,545)	—	—	—	—	(324)	—	(324)
Restricted shares forfeited	(10,910)	—	181	—	—	(181)	—	—
Excess tax benefit on stock compensation plans	—	—	85	—	—	—	—	85
Cancellation of shares for tax withholdings on options exercised	—	—	(36)	—	—	—	—	(36)
Reissuance of treasury shares in connection with stock options exercised	20,137	—	(233)	—	—	298	—	65
Reissuance of treasury shares in connection with stock warrants exercised	16,514	—	—	—	—	200	—	200
Stock-based compensation	—	—	1,489	—	—	—	—	1,489
ESOP shares committed to be released	—	—	314	—	517	—	—	831

Balances at September 30, 2011	15,790,506	$187	$182,122	$87,358	$(10,233)	$(39,754)	$7,076	$226,756

Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361
Net income	—	—	—	8,360	—	—	—	8,360
Other comprehensive income	—	—	—	—	—	—	762	762
Cash dividends paid ($0.28 per share)	—	—	—	(4,077)	—	—	—	(4,077)
Treasury stock purchases	(260,914)	—	—	—	—	(4,045)	—	(4,045)
Shares repurchased in connection with
restricted stock forfeited for tax purposes	(11,013)	—	—	—	—	(151)	—	(151)
Restricted shares forfeited	(11,000)	—	151	—	—	(151)	—	—
Excess tax benefit on stock compensation plans	—	—	29	—	—	—	—	29
Cancellation of shares for tax withholdings on options exercised	—	—	(92)	—	—	—	—	(92)
Reissuance of treasury shares in connection with stock options exercised	20,351	—	(172)	(10)	—	280	—	98
Reissuance of treasury shares in connection with restricted stock grants	17,500	—	(267)	25	—	242	—	—
Stock-based compensation	—	—	1,103	—	—	—	—	1,103
ESOP shares committed to be released	—	—	291	—	524	—	—	815

Balances at September 30, 2012	15,467,821	$187	$183,476	$93,317	$(9,523)	$(44,808)	$7,514	$230,163

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$8,360	$8,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,450	2,231
ESOP expense	815	831
Stock-based compensation	1,103	1,489
Excess tax benefits on stock compensation plan	(29)	(85)
Amortization of premiums and discounts	1,508	1,084
Depreciation and amortization	1,260	901
Amortization of intangible assets	70	76
Provision for other real estate owned	—	100
Net loss (gain) on sale and writedown of other real estate owned	362	(3)
Impairment charges on securities	202	92
Net gain on sale/call of available for sale securities	(27)	(1)
Loans originated for sale	(13,392)	(6,530)
Proceeds from sales of loans held for sale	13,903	6,132
Net gain on sale of loans	(458)	(124)
Deferred tax provision	235	1,450
Net increase in cash surrender value of bank-owned life insurance	(1,181)	(1,156)
Decrease in accrued interest receivable	76	21
Increase in other assets	(5,208)	(5,106)
Increase in accrued expenses and other liabilities	1,675	75

Net cash provided by operating activities	11,724	9,681

Cash flows from investing activities:
Purchases of securities available for sale	(65,976)	(72,408)
Proceeds from sales of securities available for sale	2,517	—
Proceeds from maturities, calls and principal repayments of securities
available for sale	46,957	45,961
Purchases of securities held to maturity	(1,455)	(8,396)
Proceeds from maturities, calls and principal repayments of securities
held to maturity	24,937	17,861
Redemption of Federal Home Loan Bank of Boston stock	911	—
Proceeds from sales of other real estate owned	1,851	1,184
Net loan originations, purchases and principal repayments	(98,919)	(48,402)
Purchases of property and equipment	(2,957)	(1,814)
Purchases of bank-owned life insurance	—	(9,928)

Net cash used in investing activities	(92,134)	(75,942)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Concluded)

(Dollars in thousands)

	2012	2011
Cash flows from financing activities:
Net increase in deposits	$45,185	$56,265
Net change in short-term borrowings	(2,681)	3,603
Net change in long-term debt	13,499	(40,082)
Net (decrease) increase in escrow funds held for borrowers	(211)	322
Payments on capitalized lease obligations	(318)	(305)
Excess tax benefits on stock compensation plan	29	85
Cancellation of shares for tax withholdings on options exercised	(92)	(36)
Reissuance of treasury shares in connection with stock options exercised	98	65
Reissuance of treasury shares in connection with restricted stock warrants	—	200
Treasury stock purchases	(4,196)	(4,431)
Cash dividends paid	(4,077)	(3,745)

Net cash provided by financing activities	47,236	11,941

Decrease in cash and cash equivalents	(33,174)	(54,320)
Cash and cash equivalents at beginning of period	61,518	83,069

Cash and cash equivalents at end of period	$28,344	$28,749

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$11,512	$14,700
Income taxes – net	5,409	4,643
Non-cash items:
Transfer of loans to other real estate owned	1,508	2,235
Trade date accounting for treasury stock purchases	—	700
Trade date accounting for securities purchased	—	(3,002)

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. (“United Financial”), its wholly-owned subsidiary, United Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, UCB Securities, Inc. and UCB Securities, Inc. II, which are engaged in buying, selling and holding investment securities, and UB Properties, LLC, which was formed to hold real estate assets acquired through foreclosure. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company”.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2012.

NOTE B –PENDING ACQUISITION

On May 30, 2012, United Financial entered into a definitive agreement (the “Merger Agreement”) with New England Bancshares, Inc. (“NEBS”), the holding company for New England Bank, pursuant to which NEBS will merge with and into the Company. Immediately following with the merger, it is expected that New England Bank will merge with and into United Bank. Under the terms of the merger agreement, at the effective time of the merger, each share of NEBS common stock will be converted into the right to receive 0.9575 of a share of Company common stock. The consideration received by New England Bancshares stockholders is intended to qualify as tax-free.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of the Company and NEBS. The Merger Agreement contains provisions that provide for the termination of the Merger Agreement in certain circumstances, and such provisions may require NEBS to pay the Company a termination fee of $3.2 million. Currently, the merger is expected to be completed in the fourth quarter of 2012.

The Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on September 10, 2012. In addition, the Company filed a Form 8-K with the SEC on May 31, 2012. Both documents contain additional information regarding the merger.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect that the adopton of this ASU will have an impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Amendments and Corrections to SEC Sections 2011-08. This ASU is intended to clarify the Codification of correct unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and non-public entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

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

In the second quarter of 2012, management made refinements to its allowance for loan loss methodology to incorporate the Business Banking unit into the Company’s formula-based approach. This refinement did not have a significant effect on the third quarter’s loan loss provision or the total allowance for loan loss.

The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $89,000 and $0 at September 30, 2012 and 2011.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,929	$3,085	$8,360	$8,204

Weighted average common shares applicable to basic EPS (1)	14,522,324	14,951,572	14,578,253	14,998,333
Effect of dilutive potential common shares (2) (3)	186,049	254,942	249,175	260,020

Weighted average common shares applicable to diluted EPS	14,708,373	15,206,514	14,827,428	15,258,353

Earnings per share:
Basic	$0.20	$0.21	$0.57	$0.55
Diluted	$0.20	$0.20	$0.56	$0.54

(1)	Share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.
(2)	Options to purchase 277,550 and 251,446 shares for the three months ended September 30, 2012 and 2011, respectively, and 197,300 and 225,589 shares for the nine months ended September 30, 2012 and 2011, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
(3)	Includes incremental shares related to dilutive stock options.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30, 2012	December 31, 2011
Net unrealized gain on securities available for sale	$13,068	$11,841
Tax effect	(4,945)	(4,480)

Net-of-tax amount	8,123	7,361

Pension liability	(1,045)	(1,045)
Tax effect	436	436

Net-of-tax amount	(609)	(609)

Accumulated other comprehensive income	$7,514	$6,752

NOTE G – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
September 30, 2012:
Debt Securities:
Government-sponsored enterprises	$148	$2	$—	$150
Government-sponsored and government-guaranteed mortgage-backed securities	215,098	11,923	—	227,021
Private label mortgage-backed securities	1,478	27	—	1,505
Municipal bonds	7,759	681	—	8,440
Corporate bonds	1,291	435	—	1,726

Total	$225,774	$13,068	$—	$238,842

December 31, 2011:
Debt Securities:
Government-sponsored enterprises	$187	$5	$—	$192
Government-sponsored and government-guaranteed mortgage-backed securities	198,446	11,047	—	209,493
Private label mortgage-backed securities	2,127	68	(17)	2,178
Municipal bonds	7,759	625	—	8,384
Corporate bonds	1,453	244	(131)	1,566

Total	$209,972	$11,989	$(148)	$221,813

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
September 30, 2012:
Government-sponsored and government-guaranteed mortgage-backed securities	$65,587	$2,677	$—	$68,264
Private label mortgage-backed securities	86	3	—	89
Industrial revenue bonds	19,590	—	—	19,590
State of Israel bonds	150	—	—	150
Municipal bonds	6,056	515	—	6,571

Total	$91,469	$3,195	$—	$94,664

December 31, 2011:
Government-sponsored and government-guaranteed mortgage-backed securities	$89,955	$2,026	$(32)	$91,949
Private label mortgage-backed securities	163	4	—	167
Industrial revenue bonds	19,000	—	—	19,000
State of Israel bonds	150	—	—	150
Municipal bonds	6,629	416	—	7,045

Total	$115,897	$2,446	$(32)	$118,311

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2012 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$148	$150	$155	$155
Due from one year to five years	98	108	597	620
Due from five years to ten years	5,611	6,058	1,729	1,879
Due after ten years	3,341	4,000	23,315	23,657

	9,198	10,316	25,796	26,311
Mortgage-backed securities	216,576	228,526	65,673	68,353

	$225,774	$238,842	$91,469	$94,664

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

Gross unrealized losses and fair values at December 31, 2011 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2011:
Securities Available for Sale
Debt Securities:
Private label mortgage-backed securities	$—	$—	$614	$(17)	1	$614	$(17)
Corporate bonds	—	—	198	(131)	1	198	(131)

Total	$—	$—	$812	$(148)	2	$812	$(148)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$7,444	$(32)	$—	$—	2	$7,444	$(32)

Total	$7,444	$(32)	$—	$—	2	$7,444	$(32)

There were no securities in an unrealized loss position as of September 30, 2012.

Management evaluated the securities in the preceding tables and recognized a pre-tax, non-cash charge of $165,000 for other-than-temporary impairment (“OTTI”) of a corporate bond. Management has concluded that none of the other securities have experienced impairments that are other-than temporary. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any debt securities and is unlikely to be required to sell any security before its maturity or market price recovery.

NOTE H – LOANS

The components of the loan portfolio were as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$201,017	$176,086
Commercial mortgages	513,524	450,180
Construction	34,724	30,271
Consumer:
Residential mortgages	312,600	314,839
Home equity	143,052	135,518
Consumer	13,090	14,985

Total loans	1,218,007	1,121,879
Net deferred loan costs and fees	2,445	2,194
Allowance for loan losses	(12,550)	(11,132)

Loans, net	$1,207,902	$1,112,941

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated statements of condition. The Company and participating lenders share ratably in any losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2012 and December 31, 2011, the Company was servicing loans for participants aggregating $44.2 million and $43.8 million, respectively.

As of September 30, 2012, the Company had two loans that were transferred to participants, which did not meet the requirements to be considered a participating interest. The transferred portion is reported as secured borrowings on the statement of condition, in the amount of $1.6 million. Total secured borrowings were $2.1 million at September 30, 2012 and are reported in long-term debt on the consolidated statement of condition.

The Company established a Business Banking unit within its Commercial Lending Department in 2012. The portfolio is made up of both commercial and industrial and commercial real estate loans. As a result, the Company has reallocated charge offs, recoveries, and allowance for loan losses accordingly. A summary of the activity pertaining to the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
September 30, 2012:
Beginning balance	$2,828	$5,232	$742	$727	$683	$690	$379	$97	$373	$11,751
Charge-offs	(109)	(97)	—	(40)	(12)	(45)	(40)	(10)	—	(353)
Recoveries	84	10	—	1	—	—	—	7	—	102
Provision	163	242	67	85	70	55	69	(7)	306	1,050

Ending balance	$2,966	$5,387	$809	$773	$741	$700	$408	$87	$679	$12,550

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
September 30, 2011:
Beginning balance	$3,308	$5,179	$788	$778	$477	$110	$—	$10,640
Charge-offs	(630)	—	—	(49)	—	(1)	—	(680)
Recoveries	29	—	—	—	—	2	—	31
Provision	743	(27)	(53)	91	4	(8)	—	750

Ending balance	$3,450	$5,152	$735	$820	$481	$103	$—	$10,741

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Nine Months Ended
September 30, 2012:
Beginning balance	$3,446	$5,572	$860	$—	$—	$666	$474	$114	$—	$11,132
Charge-offs	(315)	(370)	(127)	(128)	(52)	(133)	(70)	(15)	—	(1,210)
Recoveries	123	45	1	2	—	—	—	7	—	178
Provision	(288)	140	75	899	793	167	4	(19)	679	2,450

Ending balance	$2,966	$5,387	$809	$773	$741	$700	$408	$87	$679	$12,550

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
Nine Months Ended
September 30, 2011:
Beginning balance	$2,801	$5,000	$668	$740	$623	$155	$—	$9,987
Charge-offs	(1,144)	(534)	(28)	(52)	(7)	(5)	—	(1,770)
Recoveries	234	52	3	—	—	4	—	293
Provision	1,559	634	92	132	(135)	(51)	—	2,231

Ending balance	$3,450	$5,152	$735	$820	$481	$103	$—	$10,741

Further information pertaining to the allowance for loan losses at September 30, 2012 and December 31, 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Construction	Business Banking Commercial and Industrial	Business Banking Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At September 30, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment
	$250	$111	$—	$—	$—	$—	$—	$—	$—	$361

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment
	$2,717	$5,276	$809	$772	$741	$700	$408	$87	$679	$12,189

Amount of allowance for loan losses for loans acquired with deteriorated credit quality
	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans	$181,970	$475,917	$34,724	$19,047	$37,607	$312,600	$143,052	$13,090	$—	$1,218,007

Loans deemed to be impaired and individually evaluated for impairment
	$4,814	$2,659	$591	$—	$—	$—	$—	$—	$—	$8,064

Loans not deemed to be impaired and collectively evaluated for impairment
	$176,839	$473,067	$34,133	$19,047	$37,607	$312,600	$143,052	$13,090	$—	$1,209,435

Loans acquired with deteriorated credit quality and deemed to be impaired
	$317	$191	$—	$—	$—	$—	$—	$—	$—	$508

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2011:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$65	$—	$70	$—	$—	$—	$—	$135

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,381	$5,472	$790	$666	$474	$114	$—	$10,897

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$—	$100	$—	$—	$—	$—	$—	$100

Total loans	$176,086	$450,180	$30,271	$314,839	$135,518	$14,985	$—	$1,121,879

Loans deemed to be impaired and individually evaluated for impairment	$3,084	$1,770	$330	$1,169	$56	$163	$—	$6,572

Loans not deemed to be impaired and collectively evaluated for impairment	$172,582	$446,939	$29,941	$313,422	$135,462	$14,822	$—	$1,113,168

Loans acquired with deteriorated credit quality and deemed to be impaired	$420	$1,471	$—	$248	$—	$—	$—	$2,139

The following is a summary of past due loans at September 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At September 30, 2012:
Commercial:
Commercial and industrial	$91	$38	$4,050	$4,179	$196,838	$201,017	$—
Commercial real estate	1,695	—	2,222	3,917	509,607	513,524	—
Construction	—	—	—	—	34,724	34,724	—
Consumer:
Residential real estate	1,798	103	1,176	3,077	309,523	312,600	—
Home equity	206	610	222	1,038	142,014	143,052	—
Consumer	146	82	75	303	12,787	13,090	—

Total	$3,936	$833	$7,745	$12,514	$1,205,493	$1,218,007	$—

At December 31, 2011:
Commercial:
Commercial and industrial	$544	$205	$2,728	$3,477	$172,609	$176,086	$—
Commercial real estate	2,518	1,028	2,131	5,677	444,503	450,180	—
Construction	—	—	330	330	29,941	30,271	—
Consumer:
Residential real estate	8,747	1,984	1,417	12,148	302,691	314,839	—
Home equity	1,087	—	56	1,143	134,375	135,518	—
Consumer	376	1	163	540	14,445	14,985	—

Total	$13,272	$3,218	$6,825	$23,315	$1,098,564	$1,121,879	$—

The following is a summary of impaired loans at September 30, 2012 and December 31, 2011:

	At September 30, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$4,636	$4,636		$1,379	$2,115
Commercial real estate	2,262	2,262		1,961	2,073
Construction	591	591		190	259
Residential real estate	—	—		1,417	1,417
Home Equity	—	—		56	56
Consumer	—	—		164	164

Total	$7,489	$7,489		$5,167	$6,084

With an allowance recorded:
Commercial and industrial	$495	$495	$250	$2,125	$2,125	$65
Commercial real estate	588	588	111	1,279	1,279	100
Construction	—	—	—	140	140	70

Total	$1,083	$1,083	$361	$3,544	$3,544	$235

By portfolio segment:
Commercial portfolio segment	$8,572	$8,572	$361	$7,074	$7,991	$235
Consumer portfolio segment	—	—	—	1,637	1,637	—

Total impaired loans	$8,572	$8,572	$361	$8,711	$9,628	$235

The following is a summary of information pertaining to impaired loans:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$4,396	$1	$—	$4,567	$15	$15
Commercial real estate	3,378	10	—	3,126	27	26
Construction	617	6	—	1,153	7	4
Consumer:
Residential real estate	—	—	—	2,032	12	12
Home Equity	—	—	—	110	4	4
Consumer	—	—	1	62	—	—

Total	$8,391	$17	$1	$11,050	$65	$61

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis

Commercial:
Commercial and industrial	$4,320	$10	$8	$3,533	$19	$19
Commercial real estate	3,477	35	7	4,489	90	89
Construction	708	19	—	1,196	30	23
Consumer:
Residential real estate	—	—	2	1,345	33	33
Home Equity	—	—	—	76	5	5
Consumer	—	—	1	73	2	6

Total	$8,505	$64	$18	$10,712	$179	$175

The following is a summary of non-accrual loans, at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$5,225	$3,504
Commercial real estate	2,222	2,984
Construction	—	330
Consumer:
Residential real estate	1,189	1,417
Home equity	222	56
Consumer	75	163

Total	$8,933	$8,454

The following table represents modifications that were deemed to be troubled debt restructures for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Contracts	Outstanding Recorded Investment		Number of Contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Troubled Debt
Restructurings:
Commercial and industrial	1	$140	$140	1	$863	$863
Commercial real estate	4	1,211	1,211	1	248	263
Construction	2	613	613	—	—	—

Total	7	$1,964	$1,964	2	$1,111	$1,126

There were no loan modifications that were troubled debt restructures for the three months ended September 30, 2012 and 2011.

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

The following is a summary of troubled debt restructurings that have subsequently defaulted within one year of modification:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That
Subsequently Defaulted:
Commercial real estate	1	$860	1	$860
Construction	—	—	1	872

Total	1	$860	2	$1,732

As of September 30, 2012, there have been no TDRs that have subsequently defaulted within one year of modification.

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

The following table presents the Company’s loan segment by internally assigned grades:

	At September 30, 2012
Commercial:	Commercial & Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$183,358	$496,503	$29,611	$709,472
Special Mention	4,899	5,057	519	10,475
Substandard	12,099	11,964	4,594	28,657
Doubtful	661	—	—	661

Total	$201,017	$513,524	$34,724	$749,265

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$310,970	$142,782	$13,015	$466,767
Special Mention	—	—	—	—
Substandard	1,630	270	75	1,975
Doubtful	—	—	—	—

Total	$312,600	$143,052	$13,090	$468,742

	At December 31, 2011
Commercial:	Commercial & Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$157,026	$419,818	$23,955	$600,799
Special Mention	7,730	10,965	1,057	19,752
Substandard	11,230	19,397	5,259	35,886
Doubtful	100	—	—	100

Total	$176,086	$450,180	$30,271	$656,537

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$311,921	$135,253	$14,723	$461,897
Special Mention	52	—	—	52
Substandard	2,866	265	262	3,393
Doubtful	—	—	—	—

Total	$314,839	$135,518	$14,985	$465,342

NOTE I – COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Unused lines of credit	$262,526	$250,034
Amounts due mortgagors	29,013	27,495
Standby letters of credit	3,568	4,004
Commitments to originate loans	63,794	32,689

The Company has a commitment to invest up to $1.0 million in a venture capital fund. As of September 30, 2012, the Company has contributed $700,000 to the fund.

The Company has committed to invest up to an aggregate of $12.0 million in two low income housing tax credit funds by the end of 2015. At September 30, 2012, the Company invested $8.2 million in the funds, which has been reduced by net operating losses of $1.3 million. The net carrying balance of $6.9 million is included in other assets on the Company’s consolidated statement of condition. Tax benefits in the form of net operating losses are recognized as they are incurred and recorded in non-interest expense.

NOTE J – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Demand	$234,191	$205,902
NOW	67,279	52,899
Savings	264,942	247,664
Money market	295,674	301,770
Certificates of deposit	413,074	421,740

	$1,275,160	$1,229,975

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At September 30, 2012
Securities available for sale:
Government-sponsored enterprises	$—	$150	$—	$150
Government-sponsored and government-guaranteed mortgage-backed securities	—	227,021	—	227,021
Private label mortgage-backed securities	—	1,505	—	1,505
Municipal bonds	—	8,440	—	8,440
Corporate bonds	—	—	1,726	1,726

Total	$—	$237,116	$1,726	$238,842

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2011
Securities available for sale:
Government-sponsored enterprises	$—	$192	$—	$192
Government-sponsored and government-guaranteed mortgage-backed securities	—	209,493	—	209,493
Private label mortgage-backed securities	—	2,178	—	2,178
Municipal bonds	—	8,384	—	8,384
Corporate bonds	—	—	1,566	1,566

Total	$—	$220,247	$1,566	$221,813

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2012 or December 31, 2011.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2012.

Balance at December 31, 2011	$1,566
Total realized/unrealized losses included in net income	(165)
Change in unrealized gain	325

Balance at September 30, 2012	$1,726

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

The Company may be required, from time to time, to measure at fair value certain other assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and nine months ended September 30, 2012 and 2011.

				Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	At September 30, 2012			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$722	$(116)	$(126)
Other real estate owned	—	—	1,070	(134)	(184)
Other assets	—	—	595	(37)	(37)

Total assets	$—	$—	$2,387	$(287)	$(347)

				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	At September 30, 2011			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$3,722	$(290)	$(350)
Other real estate owned	—	—	630	(100)	(100)
Other assets	—	—	508	(33)	(92)

Total assets	$—	$—	$4,860	$(423)	$(542)

The amount of loans represents the carrying value of impaired loans net of related write-downs and valuation allowances for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is a venture capital investment carried at cost. In the third quarter of 2012 management determined that an impairment indicator existed and that the investment suffered impairment that was considered other-than-temporary. The cost basis of the investment was written down by $37,000 in the third quarter to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. In the second and third quarters of 2011, the cost basis of this investment was written down by $59,000 and $33,000, respectively.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$28,344	$28,344	$—	$—	$28,344
Securities available for sale	238,842	—	237,116	1,726	238,842
Securities held to maturity	91,469	—	94,664	—	94,664
Stock in Federal Home Loan Bank of Boston	14,454	—	—	14,454	14,454
Net loans	1,207,902	—	—	1,232,387	1,232,387
Financial Liabilities:
Deposits (with no stated maturity)	862,086	—	—	862,086	862,086
Time deposits	413,074	—	—	418,932	418,932
Federal Home Loan Bank of Boston advances	118,220	—	—	123,236	123,236
Repurchase agreements	34,579	—	—	35,355	35,355
Subordinated debentures	5,608	—	5,608	—	5,608

	At December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$61,518	$61,518	$—	$—	$61,518
Securities available for sale	221,813	—	220,247	1,566	221,813
Securities held to maturity	115,897	—	118,311	—	118,311
Stock in Federal Home Loan Bank of Boston	15,365	—	—	15,365	15,365
Net loans	1,112,941	—	—	1,150,955	1,150,955
Financial Liabilities:
Deposits (with no stated maturity)	808,235	—	—	808,235	808,235
Time deposits	421,740	—	—	429,676	429,676
Federal Home Loan Bank of Boston advances	106,417	—	—	110,201	110,201
Repurchase agreements	37,260	—	—	37,347	37,347
Subordinated debentures	5,539	—	5,539	—	5,539

NOTE M – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (“SERP”) and a Director Retirement Plan. These plans had no assets at September 30, 2012 and 2011. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$78	$24	$84	$24	$236	$70	$251	$70
Interest cost	44	14	46	14	132	42	139	42

Total pension cost	122	38	130	38	368	112	390	112
Prior service cost amortization	29	9	35	9	86	27	104	27
Net loss amortization	—	2	—	2	—	8	—	8

Net periodic benefit cost	$151	$49	$165	$49	$454	$147	$494	$147

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $59.9 million, or 3.7%, to $1.68 billion at September 30, 2012 from $1.62 billion at December 31, 2011 reflecting strong growth in net loans and an increase in securities available for sale, partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Net loans increased $95.0 million, or 8.5%, to $1.21 billion at September 30, 2012 from $1.11 billion at December 31, 2011 mainly due to strong growth in the commercial loan portfolios and to a lesser extent an increase in home equity loans, partially offset by modest run-off in residential mortgages and consumer loans. Commercial mortgages increased $63.3 million, or 14.1%, and commercial and industrial loans increased $24.9 million, or 14.2%, primarily the result of business development efforts, competitive products and pricing and the establishment of a loan production office in Beverly, Massachusetts in 2011 and Glastonbury, Connecticut during the second quarter of 2012. Home equity loans increased $7.5 million, or 5.6%, largely attributable to sales and marketing initiatives as well as competitive products and pricing. These increases were partially offset by a decrease in residential mortgages of $2.2 million, or 0.7%, driven by sales of 30-year fixed rate loan originations totaling $13.4 million and payments, offset to a large extent by originations of 10- and 15-year fixed rate loans. Securities available for sale increased $17.0 million, or 7.7%, to $238.8 million at September 30, 2012 from $221.8 million at December 31, 2011 primarily due to purchases of fixed-rate agency mortgage-backed securities totaling $66.0 million, partially offset by repayments of government-sponsored agency debt and mortgage-backed securities of $47.0 million. Interest-bearing deposits decreased $29.7 million, or 71.8%, reflecting the use of excess cash to fund purchases of available for sale securities and loan originations. Securities held to maturity decreased $24.4 million, or 21.1%, to $91.5 million at September 30, 2012 from $115.9 million at December 31, 2011 as a result of repayments of government-sponsored agency debt and mortgage-backed securities.

Total deposits increased $45.2 million, or 3.7%, to $1.28 billion at September 30, 2012 compared to $1.23 billion at December 31, 2011 primarily due to growth in core deposit accounts of $53.9 million, or 6.7%, to $862.1 million at September 30, 2012 from $808.2 million at December 31, 2011. The growth in core deposit account balances was driven by sales and marketing initiatives, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in core deposits was partially offset by a decrease in certificates of deposit of $8.7 million, or 2.1%, to $413.1 million at September 30, 2012 compared to $421.7 million at December 31, 2011 resulting from customers’ preference for savings, demand and NOW accounts due to the low rate environment. Long-term debt increased $13.4 million, or 10.6%, to $140.3 million at September 30, 2012 compared to $126.9 million at December 31, 2011 as new Federal Home Loan Bank advances were secured to fund loan growth. Short-term borrowings decreased $2.7 million, or 15.5%, to $14.6 million at September 30, 2012 from $17.3 million at December 31, 2011 mainly due to a decrease in overnight repurchase agreements. At September 30, 2012, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank of Boston and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity increased $2.8 million, or 1.2%, to $230.2 million at September 30, 2012 from $227.4 million at December 31, 2011 as a result of net income of $8.4 million, stock-based compensation credits totaling $1.1 million and ESOP compensation of $815,000. These increases were partially offset by repurchases of common stock totaling $4.0 million and cash dividend payments amounting to $4.1 million.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $8.9 million, or 0.73% of total loans, at September 30, 2012 compared to $8.5 million, or 0.75% of total loans, at December 31, 2011, primarily due to an $832,000 increase in commercial real estate non-accrual loans. Classified loans decreased $8.1 million, or 20.5%, to $31.3 million at September 30, 2012, compared to $39.4 million at December 31, 2011. At September 30, 2012, classified loans included ten relationships representing 44.5% of the total. Of the $1.3 million in other real estate owned, one property with a book balance of $139,113 has a purchase and sales offer which has been accepted. Refer to “Note H – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for additional disclosures about credit quality.

At September 30, 2012, the ratio of the allowance for loan losses to total loans was 1.03% compared to 0.99% at December 31, 2011. Excluding the impact of acquired loans totaling $125.0 million at September 30, 2012 and $168.0 million at December 31, 2011, the ratio of the allowance for loan losses to total loans would have been 1.15% at September 30, 2012 and 1.17% at December 31, 2011. Net charge-offs totaled $1.0 million, or 0.12% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2012 as compared to net charge-offs of $1.5 million, or 0.18% of average loans outstanding on an annualized basis, for the same period in 2011. Net charge-offs in both periods consisted primarily of commercial loans. Refer to “Note H – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

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

Net Income. Net income decreased $156,000, or 5.1%, to $2.9 million for the third quarter of 2012 compared to net income of $3.1 million for the same period in 2011. Excluding acquisition related expenses of $366,000 ($254,000 net of tax benefit) incurred in 2012 and impairment charges on securities of $202,000 ($119,000 net of tax benefit) in 2012 and $33,000 ($19,000 net of tax benefit) in 2011, net income would have increased by $198,000, or 6.4%, to $3.3 million largely due to an increase of $257,000 (excluding impairment charges on securities) in non-interest income, a decrease in non-interest expense of $175,000 (excluding acquisition related expenses), and an increase in net interest income of $151,000. These positive results were offset in part by an increase of $300,000 in provision for loan losses. Diluted earnings per share was $0.20 for both periods. Excluding the after tax impact of acquisition related expenses and impairment charges on securities, diluted earnings per share would have increased $0.02, or 10.0%, to $0.22 for the three months ended September 30, 2012.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$313,919	$3,493	4.45%	$318,705	$3,894	4.89%
Commercial real estate	512,834	6,841	5.34%	467,735	6,940	5.93%
Home equity	140,812	1,239	3.52%	139,091	1,345	3.87%
Commercial and industrial	197,552	2,742	5.55%	171,187	2,120	4.95%
Consumer and other	13,685	179	5.23%	16,954	230	5.43%

Total loans(2)	1,178,802	14,494	4.92%	1,113,672	14,529	5.22%
Investment securities	338,352	2,549	3.01%	358,929	3,249	3.62%
Other interest-earning assets	26,625	27	0.41%	31,339	22	0.28%

Total interest-earning assets	1,543,779	17,070	4.42%	1,503,940	17,800	4.73%
Noninterest-earning assets(3)	106,369			101,904

Total assets	$1,650,148			$1,605,844

Interest-bearing liabilities:
Savings accounts	$259,783	290	0.45%	$240,101	425	0.71%
Money market accounts	293,291	313	0.43%	276,718	477	0.69%
NOW accounts	55,788	42	0.30%	41,471	36	0.35%
Certificates of deposit	414,160	1,799	1.74%	434,283	2,076	1.91%

Total interest-bearing deposits	1,023,022	2,444	0.96%	992,573	3,014	1.21%
FHLB advances	103,915	791	3.04%	132,544	1,080	3.26%
Other interest-bearing liabilities	51,194	285	2.23%	48,153	307	2.55%

Total interest-bearing liabilities	1,178,131	3,520	1.20%	1,173,270	4,401	1.50%
Demand deposits	231,126			193,957
Other noninterest-bearing liabilities	11,277			10,339

Total liabilities	1,420,534			1,377,566
Stockholders' equity	229,614			228,278

Total liabilities and stockholders' equity	$1,650,148			$1,605,844

Net interest income		$13,550			$13,399

Interest rate spread(4)			3.22%			3.23%
Net interest-earning assets(5)	$365,648			$330,670

Net interest margin(6)			3.51%			3.56%
Average interest-earning assets to average interest-bearing liabilities			131.04%			128.18%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(57)	$(344)	$(401)
Commercial real estate	636	(735)	(99)
Home equity	17	(123)	(106)
Commercial and industrial	349	273	622
Consumer and other	(42)	(9)	(51)

Total loans	903	(938)	(35)
Investment securities	(178)	(522)	(700)
Other interest-earning assets	(3)	8	5

Total interest-earning assets	722	(1,452)	(730)

Interest-bearing liabilities:
Savings accounts	33	(168)	(135)
Money market accounts	27	(191)	(164)
NOW accounts	12	(6)	6
Certificates of deposit	(93)	(184)	(277)

Total interest-bearing deposits	(21)	(549)	(570)
FHLB advances	(222)	(67)	(289)
Other interest-bearing liabilities	18	(40)	(22)

Total interest-bearing liabilities	(225)	(656)	(881)

Change in net interest income	$947	$(796)	$151

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $151,000, or 1.1%, to $13.6 million for the third quarter of 2012 from $13.4 million for the same period in 2011 mainly as a result of an increase in average interest-earning assets, partially offset by a contraction in the net interest margin. Total average interest-earning assets increased $39.8 million, or 2.6%, to $1.54 billion for the third quarter of 2012, driven by strong loan growth partially offset by decreases in interest-earning cash balances and investment securities. The net interest margin decreased by 5 basis points to 3.51% for the three months ended September 30, 2012 reflecting the downward re-pricing of certain fixed-rate loans and investments as a result of the lower interest rate environment, offset in part by reduced funding costs and an increase of $370,000 in the amortization of certain acquisition accounting adjustments to $631,000 for the third quarter of 2012 from $261,000 for the same period in 2011.

Interest Income. Interest income decreased $730,000, or 4.1%, to $17.1 million for the three months ended September 30, 2012 from $17.8 million for the prior year period due to a lower yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets decreased by 31 basis points to 4.42% for the third quarter of 2012 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $881,000, or 20.0%, to $3.5 million for the three months ended September 30, 2012 from $4.4 million for the prior year period reflecting a decrease in the average rate paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 30 basis points to 1.20% for the three months ended September 30, 2012 due to the repricing of deposits in response to the lower interest rate environment. Average interest-bearing liabilities increased $4.9 million, or 0.4%, to $1.18 billion for the three months ended September 30, 2012 from $1.17 billion for the prior year period as a result of growth of $30.4 million, or 3.1%, in interest-bearing deposits and a $3.0 million, or 6.3%, increase in other interest-bearing liabilities. These increases were partially offset by a decrease of $28.6 million, or 21.6%, in average FHLBB advances as a result of payoffs of maturing advances.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses increased by $300,000, or 40.0%, to $1.1 million for the three months ended September 30, 2012 from $750,000 for the same period in 2011, driven by an increase in general reserves associated with stronger commercial loan origination activity and the continuing shift to a more commercially oriented loan portfolio, offset by a decrease in charge-offs. The allowance for loan losses was $12.6 million, or 1.03% of loans outstanding at September 30, 2012. Excluding the impact of acquired loans, the ratio of the allowance for loan losses to total loans would have been 1.15%.

Non-interest Income. Non-interest income increased $88,000, or 3.6%, to $2.5 million for the third quarter of 2012 from $2.4 million for the same period in 2011. Net gains from sales of loans increased $137,000 due to improved pricing for sales of 30-year fixed rate loans and, to a lesser extent, increased sales volume. Other income increased $50,000, or 18.6%, as a result of higher loan prepayment penalties. Fee income on depositors’ accounts increased $32,000, or 2.3%, driven by growth in overdraft fees and debit card income. Wealth management income increased $31,000, or 12.5%, reflecting growth in fee-based assets under management. These increases were partially offset by an increase of $169,000 in impairment charges on securities. Management evaluated its securities portfolio and recognized pre-tax, non-cash charges totaling $202,000 in 2012 for other-than-temporary impairment (“OTTI”) of a corporate bond and a cost basis investment. In the third quarter of 2011, the Company recognized a $33,000 OTTI charge related to a cost basis investment.

Non-interest Expense. Non-interest expense increased $191,000, or 1.7%, to $11.2 million in the third quarter of 2012 from $11.0 million in the same period last year. Excluding acquisition related costs incurred in connection with the Company’s proposed acquisition of New England Bancshares totaling $366,000 in the third quarter of 2012, non-interest expense would have declined by $175,000, or 1.6%. Low income housing tax credit fund expense decreased by $232,000 due to a prior period adjustment. Professional fees decreased $201,000, or 35.1%, due in large part to legal and consulting costs incurred in 2011 in connection with strategic initiatives. Other expenses decreased $91,000, or 5.5%, reflecting a lower write-down of fair value of mortgage servicing rights. These items were partially reduced by higher compensation and data processing expenses. Salaries and benefits increased $197,000, or 3.2%, mainly due to a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012, annual salary increases and a higher short-term incentive plan accrual related to improved operating performance. Data processing expenses increased $148,000, or 15.4%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards.

Income Tax Expense. Income tax expense decreased $96,000, or 9.7%, to $890,000 for the third quarter of 2012 from $986,000 in the same period last year primarily due to a lower effective tax rate and a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Net Income. Net income for the nine months ended September 30, 2012 amounted to $8.4 million, or $0.56 per diluted share, compared to $8.2 million, or $0.54 per diluted share, for the same period in 2011. Excluding acquisition related expenses of $958,000 ($818,000 net of tax benefit) incurred in 2012 and impairment charges on securities of $202,000 ($119,000 net of tax benefit) in 2012 and $92,000 ($54,000 net of tax benefit) incurred in 2011, net income would have increased by $1.0 million, or 12.6%, to $9.3 million, or $0.63 per diluted share, for the nine months of 2012. The 2012 results were positively impacted by an increase of $981,000 in non-interest income (excluding impairment charges on securities), a $372,000 increase in net interest income and a decrease of $367,000 in non-interest expense (excluding acquisition related expenses). These positive results were offset in part by increases of $277,000 in income tax expense and $219,000 in provision for loan losses.

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

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
		(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$313,981	$10,794	4.58%	$316,824	$11,806	4.97%
Commercial real estate	500,959	20,660	5.50%	461,622	20,709	5.98%
Home equity	138,087	3,695	3.57%	138,457	3,982	3.83%
Commercial and industrial	187,230	7,031	5.01%	167,732	6,476	5.15%
Consumer and other	14,327	570	5.30%	18,039	746	5.51%

Total loans(2)	1,154,584	42,750	4.94%	1,102,674	43,719	5.29%
Investment securities	338,945	8,171	3.21%	352,467	9,827	3.72%
Other interest-earning assets	45,463	119	0.35%	47,336	100	0.28%

Total interest-earning assets	1,538,992	51,040	4.42%	1,502,477	53,646	4.76%
Noninterest-earning assets(3)	104,770			93,508

Total assets	$1,643,762			$1,595,985

Interest-bearing liabilities:
Savings accounts	$258,587	994	0.51%	$228,488	1,273	0.74%
Money market accounts	300,798	1,121	0.50%	269,498	1,476	0.73%
NOW accounts	53,278	125	0.31%	40,670	116	0.38%
Certificates of deposit	416,471	5,555	1.78%	445,111	6,640	1.99%

Total interest-bearing deposits	1,029,134	7,795	1.01%	983,767	9,505	1.29%
FHLB advances	104,281	2,431	3.11%	139,491	3,627	3.47%
Other interest-bearing liabilities	52,313	870	2.22%	50,018	942	2.51%

Total interest-bearing liabilities	1,185,728	11,096	1.25%	1,173,276	14,074	1.60%
Demand deposits	218,296			186,714
Other noninterest-bearing liabilities	11,293			10,101

Total liabilities	1,415,317			1,370,091
Stockholders' equity	228,445			225,894

Total liabilities and stockholders' equity	$1,643,762			$1,595,985

Net interest income		$39,944			$39,572

Interest rate spread(4)			3.17%			3.16%
Net interest-earning assets(5)	$353,264			$329,201

Net interest margin(6)			3.46%			3.51%
Average interest-bearing assets to average interest-bearing liabilities			129.79%			128.06%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$(105)	$(907)	$(1,012)
Commercial real estate	1,692	(1,741)	(49)
Home equity loans	(11)	(276)	(287)
Commercial and industrial	736	(181)	555
Consumer and other	(149)	(27)	(176)

Total loans	2,163	(3,132)	(969)
Investment securities	(366)	(1,290)	(1,656)
Other interest-earning assets	(4)	23	19

Total interest-earning assets	1,793	(4,399)	(2,606)

Interest-bearing liabilities:
Savings accounts	152	(431)	(279)
Money market accounts	156	(511)	(355)
NOW accounts	32	(23)	9
Certificates of deposit	(410)	(675)	(1,085)

Total interest-bearing deposits	(70)	(1,640)	(1,710)
FHLB advances	(849)	(347)	(1,196)
Other interest-bearing liabilities	42	(114)	(72)

Total interest-bearing liabilities	(877)	(2,101)	(2,978)

Change in net interest income	$2,670	$(2,298)	$372

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $372,000, or 0.9%, to $39.9 million for the nine months ended September 30, 2012 from $39.6 million for the comparable 2011 period as a result of growth in average interest-earning assets, offset in part by net interest margin compression. Total average interest-earning assets increased $36.5 million, or 2.4%, to $1.54 billion for the nine months ended September 30, 2012, mainly due to strong growth in commercial loan balances, partially offset by a decrease in investment securities and interest-earning cash balances. The net interest margin decreased 5 basis points to 3.46% for the nine months ended September 30, 2012 from 3.51% for the prior year period primarily attributable to the downward repricing of certain fixed-rate loans and investments as a result of the lower interest rate environment. These items were partially offset by lower funding costs and an increase of $216,000 in the amortization of certain acquisition accounting adjustments to $1.1 million for the nine months ended September 30, 2012 from $845,000 for the same period in 2011.

Interest Income. Interest income decreased $2.6 million, or 4.9%, to $51.0 million for the nine months ended September 30, 2012 from $53.6 million for the prior year period due to a decrease in the yield on earning assets partially offset by an increase in average interest-earning assets. The yield on average interest-earning assets decreased by 34 basis points to 4.42% for the nine months ended September 30, 2012 in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense decreased $3.0 million, or 21.2%, to $11.1 million for the nine months ended September 30, 2012 from $14.1 million for the prior year period due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 35 basis points to 1.25% for the nine months ended September 30, 2012 reflecting the repricing of deposits in response to the lower interest rate environment. Average interest-bearing liabilities increased $12.5 million, or 1.1%, to $1.19 billion for the nine months ended September 30, 2012 from $1.17 billion for the prior year period reflecting growth of $45.4 million, or 4.6%, in interest-bearing deposits. The increase in average interest-bearing deposits was offset in part by a reduction of $35.2 million, or 25.2%, in average FHLBB advances to $104.3 million for the nine months ended September 30, 2012 as a result of payoffs of maturing advances.

Provision for Loan Losses. The provision for loan losses increased $219,000, or 9.8%, to $2.5 million for the nine months ended September 30, 2012, from $2.2 million for the same period in 2011, driven by an increase in general reserves associated with stronger commercial loan origination activity and a shift to a more commercial oriented portfolio, partially offset by reductions in net charge-offs and classified loans.

Non-interest Income. Non-interest income increased $871,000, or 12.8%, to $7.7 million for the nine months ended September 30, 2012 from $6.8 million for the prior year period. Net gains from sales of loans increased $334,000 due to improved pricing for sales of 30-year fixed rate loans and to a lesser extent, increased sales volume. Fee income on depositors’ accounts increased $304,000, or 7.4%, driven by growth in debit card income and overdraft fees. Bank-owned life insurance income increased $132,000, or 11.1%, reflecting the purchase of an additional $10.0 million investment in the second quarter of 2011. Wealth management income increased $93,000, or 13.2%, reflecting higher fee-based assets under management and transaction-based commissions. These increases were partially offset by an increase of $110,000 in impairment charges on securities. Management evaluated its securities portfolio and recognized pre-tax, non-cash charges totaling $202,000 in 2012 for OTTI of a corporate bond and a cost basis investment. For the 2011 period, the Company recognized $92,000 of OTTI charges related to a cost basis investment.

Non-interest Expense. Non-interest expense increased $591,000, or 1.8%, to $33.9 million for the nine months ended September 30, 2012 from $33.3 million for the prior year period. Excluding acquisition related costs of $958,000, non-interest expense would have declined by $367,000, or 1.1%. Low income housing tax credit fund expense decreased by $384,000 due to a prior period adjustment. Professional fees decreased by $359,000, or 21.9%, related to lower legal and consulting costs incurred in 2011 in connection with strategic initiatives. Marketing expense declined $164,000, or 11.5%, due to decreases in newspaper and television advertising and other promotional activities. These items were partially reduced by higher compensation, data processing and occupancy expenses. Salaries and benefits increased by $242,000, or 1.3%, due to annual wage increases, staffing costs related to new loan production offices and a higher incentive compensation accrual, offset in part by lower stock-based compensation. Data processing expenses increased $207,000, or 7.1%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Occupancy expense increased $95,000, or 3.8%, driven by higher rent and depreciation charges.

Income Tax Expense. Income tax expense increased $277,000 to $2.9 million for nine months ended September 30, 2012 from $2.6 million for the comparable 2011 period primarily due to higher pretax income and a 1.5% increase in the effective tax rate due primarily to non-deductible acquisition related expenses and reduced low income housing tax credit fund expenses.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at September 30, 2012 and December 31, 2011.

Net Interest Income At-Risk

Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (September 30, 2012)	Estimated Increase (Decrease) in NII (December 31, 2011)

-100	(4.0)%	(3.9)%
Stable	0.0%	0.0%
+200	4.2%	(0.3)%

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

	September 30, 2012
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$192,173	$(39,984)	(17)%	12.07%	(153)
+200	220,210	(11,947)	(5)	13.45	(15)
+100	233,740	1,583	1	13.95	35
0	232,157	—	—	13.60	—
-100	232,902	745	—	13.45	(16)

	December 31, 2011
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$183,875	$(53,540)	(23)%	12.06%	(241)
+200	213,647	(23,768)	(10)	13.61	(86)
+100	231,936	(5,479)	(2)	14.42	(6)
0	237,415	—	—	14.47	—
-100	239,393	1,978	1	14.38	(10)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at September 30, 2012 and December 31, 2011, in the event of a 300 basis point increase in interest rates, we would experience a 17% and 23%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at September 30, 2012 and December 31, 2011, we would experience a 0% and 1%, respectively, increase in economic value of equity.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At September 30, 2012, our liquidity ratio was 17.49%, compared to 21.00% at December 31, 2011.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $28.3 million. Securities classified as available for sale and held to maturity, which provide additional sources of liquidity, totaled $238.8 million and $91.5 million, respectively, at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $203.6 million from the FHLBB and had $117.2 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2012, we had $63.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $262.5 million in unused lines of credit to borrowers, $3.6 million in standby letters of credit and $29.0 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2012 totaled $249.5 million, or 19.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2012, we originated $311.9 million of loans and purchased $67.4 million of securities. In the comparable 2011 period, we originated $203.7 million of loans and purchased $77.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $45.2 million and $56.3 million for the nine months ended September 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances increased by $11.8 million during the nine months ended September 30, 2012 to fund loan growth. For the same period in 2011, FHLBB advances decreased by $32.2 million reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at September 30, 2012 and December 31, 2011, was approximately $74.4 million at September 30, 2012 and $107.1 million at December 31, 2011. At September 30, 2012 and December 31, 2011, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $78.8 million at September 30, 2012.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders and all interest paid on its subordinated debentures. United Financial also repurchases shares of its common stock. At September 30, 2012, United Financial on an unconsolidated basis had liquid assets of $20.3 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$249,504	$137,380	$26,190	$—	$413,074
Federal Home Loan Bank advances	31,405	28,026	32,801	25,000	117,232
Repurchase agreements	14,579	—	—	20,000	34,579
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	3,568	—	—	—	3,568
Operating leases	1,080	2,323	1,698	4,410	9,511
Capitalized leases	423	847	848	5,879	7,997
Future benefits to be paid under retirement plans	1,064	2,999	1,289	4,679	10,031

Total	$301,623	$171,575	$62,826	$67,700	$603,724

Commitments:
Commitments to extend credit	$358,901	$—	$—	$—	$358,901
Investment in venture capital fund	300	—	—	—	300
Investment in low income tax credit fund	2,686	413	—	—	3,099

Total	$361,887	$413	$—	$—	$362,300

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of September 30, 2012:
Total risk-based capital	14.77%	8.00%	10.00%
Tier 1 risk-based capital	13.85%	4.00%	6.00%
Tier 1 (core) capital	11.35%	4.00%	5.00%
Tangible equity	11.35%	1.50%	N/A

As of December 31, 2011:
Total risk-based capital	17.09%	8.00%	10.00%
Tier 1 risk-based capital	16.17%	4.00%	6.00%
Tier 1 (core) capital	12.23%	4.00%	5.00%
Tangible equity	12.23%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results, should be carefully considered. At September 30, 2012, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2012.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2012	2,600		$14.54	2,600	128,103

August 1 - 31, 2012	43,493	(2)	14.24	43,314	84,789

September 1 - 30, 2012	15,600		14.38	15,600	69,189

Total	61,693		$14.29	61,514

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of September 30, 2012, the Company has repurchased 738,614 shares at a cost of approximately $11.1 million and an average price of $15.07 per share, under this plan.
(2)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

10.0	Amended Employment Agreement by and between United Financial Bancorp, Inc., United Bank and Richard B. Collins, dated as of August 16, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: November 8, 2012	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer