Form 10-K
period 2012-12-31
United Financial Bancorp, Inc.
filed 2013-03-15
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2012, as reported by the NASDAQ Global Select Market, was approximately $199.8 million.

As of March 4, 2013, 19,947,718 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders dated March 18, 2013 are incorporated by reference into Part III of this 10-K.

PART I

ITEM 1.	BUSINESS

Terminology

As used in this Annual Report, unless we specify otherwise, terms such as “we,” “us,” and “our” refer to United Financial Bancorp, Inc., a Maryland corporation, or United Bank, a federal savings bank and the wholly owned subsidiary of United Financial Bancorp, Inc., as indicated by the context.

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. Additional factors are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and we do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

On November 30, 2009, the Company acquired CNB Financial Corp. (“CNB Financial”), the holding company for Commonwealth National Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of CNB Financial consisted of 943,376 shares of Company common stock and $12,639,495 in cash. Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24.8 million. As a result of this transaction, the Company added six branches, $289.3 million in assets, $242.9 million in loans and $195.2 million in deposits to its franchise.

On November 16, 2012, the Company acquired New England Bancshares, Inc. (“NEBS”), the holding company for New England Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of NEBS consisted of 5,559,495 shares of Company common stock and $2,336,960 in cash including $2,318,000 paid to holders of options to purchase shares of NEBS common stock. Based upon the Company’s $14.24 per share closing price on November 16, 2012, the transaction was valued at approximately $81.5 million. As a result of this transaction, the Company expanded its operations into Connecticut, added 15 branches, $745.5 million in assets, $553.2 million in loans and $597.0 million in deposits to its franchise.

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

The Company’s cash flows depend on earnings from interest-earning deposits and any dividends received from United Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

The Company’s executive offices are located at 95 Elm Street, West Springfield, Massachusetts, and its telephone number is 413-787-1700.

United Bank

United Bank is a federally chartered savings bank headquartered in West Springfield, Massachusetts. United Bank was originally founded in 1882, as a Massachusetts-chartered cooperative bank. Over the years, United Bank has grown through internal growth as well as through a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994 and acquisitions of Commonwealth National Bank and New England Bank described above. In February 2004, United Bank converted to a federal savings bank and, in April 2004, reorganized into the two-tier mutual holding company structure. In July 2005, United Bank completed a minority public stock offering through its holding company, raising net proceeds of $74.8 million. In November 2007, the Bank completed a second-step stock offering raising net proceeds of $83.0 million.

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts and our 16 branch offices located in our Springfield Region (Agawam, Chicopee, East Longmeadow, Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield and Westfield, Massachusetts as well as our Express Drive-Up branch in Northampton, Massachusetts) and seven branches in our Worcester Region (West Boylston, Whitinsville, Worcester, Shrewsbury, and Northborough Massachusetts). Following our acquisition of New England Bank, we now operate 15 branch offices in the Connecticut counties of Hartford, Tolland, New Haven and Litchfield. We invest deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of the 20 and 30 year fixed-rate one- to four-family residential loans we have originated in the secondary market, for strategic reasons, including interest rate risk management objectives. Occasionally, we will also enter into loan participations with other financial institutions. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

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

Market Area

We are headquartered in West Springfield, Massachusetts. Our primary market area for generating deposits is concentrated in the communities surrounding our main and branch offices. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. These facilities are located in West Springfield and Northampton, Massachusetts. Our primary lending area is significantly broader than our deposit market area and includes all of Hampden and Hampshire Counties in Western Massachusetts, Worcester County, Massachusetts, as well as areas of Northern and Central Connecticut including the counties of Hartford, Tolland, New Haven and Litchfield. At December 31, 2012, 77.6% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

Springfield Region.    The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. West Springfield is located approximately 90 miles west of Boston, 70 miles southeast of Albany and 30 miles north of Hartford. According to a recent census report, West Springfield’s estimated 2011 population was approximately 28,410 and the estimated 2011 population for Hampden and Hampshire Counties was 463,783 and 157,080, respectively. From April 1, 2010 to July 1, 2011, the population of Hampden County increased 0.1% and the population of Hampshire County decreased by 0.2%. The population of the Commonwealth of Massachusetts increased by 0.9% during the same period.

The economy of the Springfield Region has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, Mass Mutual Financial Group, Big Y Supermarkets, Hasbro Games, Peter Pan Bus Lines, Westover Air Force Base, Smith & Wesson, Yankee Candle and Verizon. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals and a variety of wholesale and retail trade businesses. The Springfield Region also enjoys a strong tourism business with attractions such as Six Flags amusement park, the Eastern States Exposition, called “New England’s Great State Fair,” the Basketball Hall of Fame and several other notable cultural and recreational areas. According to recent census data, per capita and median household income for Hampden County was $25,363 and $48,866, respectively, in 2011, lower than the Commonwealth of Massachusetts ($35,051 and $65,981) and the United States ($27,915 and $52,762). 2011 per capita and median household income for Hampshire County was $29,113 and $60,331 respectively.

The Springfield Region has been showing improvement during the past two years. The unemployment rate in Hampden County decreased from 7.9% in December 2011 to 7.7% in November 2012, which is higher than the unemployment rates for Massachusetts as a whole (6.1%) and comparable to the United States as a whole (7.8%) during the same time period.

Worcester Region.    Located one hour from our corporate headquarters in West Springfield, the city of Worcester is located 30 minutes from Boston’s MetroWest area and adjacent to the I-495 Corridor. Worcester is the second largest city in New England with an estimated population of 181,631 in 2011. Worcester County’s 2011 population was 801,227, a 0.3% increase from 2010. United Bank’s Worcester Region Headquarters is located at 33 Waldo Street in Worcester, Massachusetts.

Worcester has a diversified economy. The City of Worcester is home to eight colleges and the University of Massachusetts Medical School, its largest employer. Biotechnology is a major enterprise within the city. Its biotech park is host to several innovative companies including Abbott Laboratories, a leading pharmaceutical research and manufacturing firm. Hanover Insurance maintains its national headquarters in Worcester and a subsidiary of Unum, the Paul Revere Life Insurance Company and Harleysville Worcester Insurance Company, the oldest life insurance company based in Massachusetts, are also headquartered in Worcester. In addition, Worcester is also home to several libraries and museums. Residents also enjoy access to several performing arts centers and variety of annual music festivals and events.

According to recent census data, per capita and median household income for Worcester County for 2011 was $31,470 and $65,772. The unemployment rate in Worcester County decreased from 7.0% in December 2011 to 6.8% in November 2012.

Connecticut Region.    The Connecticut region includes all of Hartford County in addition to eight towns in Tolland and New Haven Counties that are contiguous to towns in Hartford County as well as Wallingford in New Haven County and Plymouth in Litchfield County. Hartford County is directly contiguous with Hampden County. Located thirty minutes from our West Springfield corporate headquarters, the city of Hartford is the capital city of Connecticut. Hartford County had a population of 894,014 as of 2010. The Connecticut Region Headquarters is located at 855 Enfield Street in Enfield, Connecticut.

Hartford serves as the headquarters for several Fortune 500 companies, including United Technologies Corporation, The Hartford Financial Services Group, Aetna Inc., and Northeast Utilities. Hailed as the “insurance capital of the world,” Hartford County employs seven times more people in the insurance field than the average metropolitan area. Among these employers are Aetna, ING, CIGNA, Lincoln Life, Uniprise, Travelers, The Phoenix Companies, Mass Mutual and Prudential Financial Services. There are also significant businesses in other areas including the aerospace, precision machining, information technology and health and medical sectors. Among these employers are AT&T, Henkel Locite, Kaman, Lego Systems Inc., Retail Brand Alliance and Ahlstrom.

Hartford County is in the heart of the “New England Knowledge Corridor” that stretches from the city of Hartford to Western Massachusetts. Institutions of higher education include Trinity College, Wesleyan University, the University of Connecticut, the University of Hartford and Central Connecticut State University.

In addition, Hartford County is also home to several noteworthy libraries and museums including the Wadsworth Athenaeum Museum of Art, the Mark Twain House and Museum Center and the Air Museum. Residents also enjoy access to several performing arts centers and variety of annual music festivals and events. According to 2010 census data, per capita income for Hartford County was $33,991 and median household income was $64,007. The unemployment rate in Hartford County increased from 7.9% in December 2011 to 8.6% in November 2012.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2012, the latest date for which data is available, our market share of deposits was 12.08%, or fourth of 20 banks, in Hampden County, 1.66%, or eleventh of 15 banks, in Hampshire County, 1.53%, or twenty-first of 38 banks, in Worcester County and 1.45%, or tenth of 26 banks, in Hartford County, Connecticut.

Our competition for loans and deposits comes principally from commercial banks, savings and co-operative institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of home equity, commercial real estate and commercial and industrial loans. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of the 20 and 30 year fixed-rate one- to four-family residential loans we have originated in the secondary market, for strategic reasons, including interest rate risk management objectives. At December 31, 2012 and 2011, we had $632,000 and $53,000 loans held for sale, respectively.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One- to four-family	$441,874	24.33%	$314,839	28.06%	$295,721	27.53%	$343,300	30.59%	$356,428	40.96%
Commercial	814,692	44.86%	450,180	40.13%	427,994	39.85%	409,680	36.51%	248,457	28.55%
Construction (1)	52,778	2.90%	30,271	2.70%	27,553	2.57%	48,808	4.35%	32,082	3.69%
Home equity	179,039	9.86%	135,518	12.08%	138,290	12.87%	137,371	12.24%	120,724	13.87%
Commercial and industrial	306,192	16.86%	176,086	15.69%	165,335	15.39%	159,437	14.21%	84,919	9.76%
Automobile	6,492	0.36%	7,843	0.70%	11,051	1.03%	14,729	1.31%	17,332	1.99%
Other consumer	15,009	0.83%	7,142	0.64%	8,167	0.76%	8,916	0.79%	10,334	1.19%

Total loans	$1,816,076	100.00%	$1,121,879	100.00%	$1,074,111	100.00%	$1,122,241	100.00%	$870,276	100.00%

Other items:
Net deferred loan costs and fees	3,414		2,194		2,073		2,355		2,395
Allowance for loan losses	(12,089)		(11,132)		(9,987)		(9,180)		(8,250)

Total loans, net	$1,807,401		$1,112,941		$1,066,197		$1,115,416		$864,421

(1)	Includes $49,725, $28,648, $24,833, $45,615 and $30,161 of commercial construction loans at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential		Commercial Real Estate		Construction		Home Equity		Commercial and Industrial		Automobile		Other Consumer		Total (1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending after December 31, 2012:
One year or less	$18,553	6.43%	$38,074	5.37%	$30,652	4.21%	$1,103	3.06%	$64,678	3.43%	$287	5.16%	$359	4.78%	$153,706	4.43%
More than one to five years	6,148	5.50%	191,326	5.04%	10,239	4.35%	15,524	3.96%	84,923	4.97%	6,205	3.92%	1,806	5.42%	316,171	4.93%
More than five years	411,063	4.41%	592,337	5.22%	12,959	4.09%	162,021	3.75%	158,931	4.52%	-	0.00%	12,425	8.23%	1,349,736	4.73%

Total	$435,764	4.51%	$821,737	5.19%	$53,850	4.21%	$178,648	3.76%	$308,532	4.42%	$6,492	3.97%	$14,590	7.80%	$1,819,613	4.74%

(1)	Excludes the fair value adjustment balance of $3.5 million recorded in connection with the acquisition of NEBS and CNB Financial.

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate	$378,090	$39,121	$417,211
Commercial real estate	285,559	498,104	783,663
Construction	3,456	19,742	23,198
Home equity	39,595	137,950	177,545
Commercial and industrial	94,779	149,075	243,854
Automobile	6,205	-	6,205
Other consumer	13,722	509	14,231

Total loans	$821,406	$844,501	$1,665,907

One- to Four-Family Residential Mortgage Loans.    One of our primary lending activities consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area. At December 31, 2012, $441.9 million, or 24.3% of our loan portfolio, consisted of one- to four-family residential mortgage loans. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of the 20 and 30 year fixed-rate one- to four-family residential loans we have originated in the secondary market, for strategic reasons, including interest rate risk management objectives. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance or government guarantees required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction based on updated appraisal information.

Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2012, we originated $109.8 million of fixed rate one- to four-family residential loans and $965,000 of adjustable-rate one- to four-family residential loans. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2012, $38.8 million, or 8.8%, of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Commercial Real Estate Loans.    We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities mainly located in our primary market area. At December 31, 2012, commercial real estate mortgage loans totaled $814.7 million, or 44.9% of our total loans, compared to $450.2 million, or 40.1% of our total loans at December 31, 2011. Our real estate underwriting policies provide that such loans may be made in amounts up to 85% of the appraised value of the property, though such loans are generally limited to 80% of the appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2012, was $41.0 million. Our commercial real estate loans may be made with terms of up to 25 years though generally loan terms do not exceed 10 years and loan amortization periods do not exceed 20 years. Commercial real estate loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to rates published by the Federal Home Loan Bank of Boston. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants. We generally require that the properties securing these real estate loans have stabilized debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals unless certain LTV and debt service coverage thresholds are met.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require commercial borrowers with loans in excess of $250,000 to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide us with an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate relationship in our portfolio at December 31, 2012 was a combination of loans totaling $18.9 million secured by two properties, one of which is a retail facility in Connecticut and the other an office building in Massachusetts. The second largest commercial real estate loan at that date was a loan of $10.7 million secured by an office building in Massachusetts. All of these loans were performing in accordance with their terms at December 31, 2012. There were six commercial real estate loans originated in excess of $5 million during 2012 ($57.0 aggregate outstanding balance at December 31, 2012) and two loans acquired as part of the New England Bank acquisition which had outstanding balances in excess of $5 million at December 31, 2012 ($14.3 million aggregate outstanding).

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

Construction Loans.    We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to individuals for the construction of their personal residences. At December 31, 2012, residential construction loans totaled $3.1 million, or 0.2% of total loans, compared to $1.6 million, or 0.1% at December 31, 2011. At December 31, 2012, the unadvanced portion of these construction loans totaled $590,000.

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

We also make commercial construction and land development loans for residential and commercial development projects. The projects include single family, multi-family, apartment, industrial, retail and office buildings, and condominium developments. These loans generally have an interest-only phase during construction and then convert to permanent financing. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Due to current economic conditions, management has become more cautious in evaluating and approving funding for construction loans. At December 31, 2012, commercial construction and land development loans totaled $49.7 million, or 2.7% of total loans, compared to $28.6 million, or 2.6% of total loans, at December 31, 2011. At December 31, 2012, the largest outstanding commercial construction loan balance was for $3.1 million, and was secured by a single family residence in Westbrook, Connecticut. The largest land development loan was for $4.4 million and was secured by commercial land under development in Stamford, Connecticut. These loans were performing according to their terms at December 31, 2012. At December 31, 2012, the unadvanced portion of all commercial construction and land development loans totaled $35.8 million.

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

Home Equity Loans and Home Equity Lines of Credit.    We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At December 31, 2012, home equity loans and equity lines of credit totaled $179.0 million, or 9.9% of total loans. Additionally, at December 31, 2012, the unadvanced amounts of home equity lines of credit totaled $148.8 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal, interest only draw periods under the lines are limited to 10 years. We originated $52.3 million under home equity lines of credit and other home equity loans during the year ended December 31, 2012, as compared to total originations of $35.2 million during the year ended December 31, 2011.

Commercial and Industrial Loans.    Commercial and industrial loans have been a substantial part of our lending operations for a number of years. At December 31, 2012, we had $306.2 million of commercial and industrial loans, which amounted to 16.9% of total loans compared to $176.1 million, or 15.7% of total loans at December 31, 2011. We originate commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit. The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2012, was $41.0 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years. The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

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

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2012, our largest commercial and industrial loan outstanding was $6.6 million, which is secured by a certificate of deposit that we maintain. Our largest committed commercial and industrial relationship was $16.9 million to a manufacturer located in our primary market area. Including an additional $4.7 million participated out to another bank, the total relationship of $21.6 million is comprised of $4.0 million of commercial and industrial loan availability, a $5.0 million loan secured by business assets, a $9.2 million industrial development bond for the construction of a new facility ($4.7 million of which is participated out) and a $4.0 million commercial real estate loan on the borrower’s secondary facility. The total amount outstanding at December 31, 2012 was $12.8 million ($8.1 million net of participation), with no amounts outstanding on the line of credit. All loans to this customer were performing in accordance with loan terms at December 31, 2012.

Automobile and Other Consumer Loans.    We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy. At December 31, 2012, we had $6.5 million in automobile loans, which amounted to 0.4% of total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans. Other consumer loans totaled $15.0 million, or 0.8% of our total loan portfolio at December 31, 2012. At December 31, 2012, $760,000 of such consumer loans were unsecured.

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

The Company was servicing loans sold in the amount of $65.2 million and $68.3 million as of December 31, 2012 and 2011, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The balance of mortgage servicing rights to these loans was insignificant as of December 31, 2012 and 2011.

From time to time, we will also purchase loans. Other than the loans acquired during the acquisition of New England Bank there were no loans purchased during 2012 or 2011.

From time to time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loans according to our own underwriting criteria and procedures. At December 31, 2012, we had $22.9 million in loan participation interests in which we were the lead bank after $57.7 million of participations sold, and $66.5 million in loan participations in which we were not the lead bank.

The following table shows our loan originations, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Total loans at beginning of period	$1,121,879	$1,074,111	$1,122,241

Loan originations:
Residential mortgages	110,748	93,959	59,992
Commercial mortgages	115,681	68,504	45,164
Construction (1)	29,115	22,147	33,307
Home equity	52,343	35,222	39,528
Commercial and industrial	134,265	57,235	63,412
Automobile	2,588	2,626	4,387
Other consumer	692	481	688

Total loans originated	445,432	280,174	246,478
Loans acquired from NEBS at fair value	553,983	-	-
Deductions:
Principal loan repayments	294,260	226,610	273,374
Loan sales	17,548	11,214	27,058
(Increase) decrease due to other items (2)	(6,590)	(5,418)	(5,824)

Total deductions	305,218	232,406	294,608

Net loan activity	694,197	47,768	(48,130)

Total loans at end of period	$1,816,076	$1,121,879	$1,074,111

(1)	Includes $27,235, $21,022 and $31,978 of commercial construction loans for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Includes additional disbursements on home equity and lines of credit, participation loans serviced for others, minor changes and other activity on loans previously originated.

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

Non-performing and Problem Assets

Asset Quality Process.    Our internal review process involves an ongoing evaluation of credit risk and risk ratings. The Account Officers, with the assistance of the Credit Analysts, are primarily responsible for the initial risk rating assignment. Secondary responsibility rests with the Chief Lending Officer, the SVP of Credit Administration and the Chief Credit Officer, all of whom are responsible for the accuracy of the risk rating system. Loans are graded from “pass” to “loss,” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to our portfolio. We engage independent loan review consultants who provided two on-site reviews of our commercial portfolio during 2012. All loan relationships in excess of $1.0 million and all classified loans over $500,000 were reviewed by the third party consultants. In addition, the Connecticut region portfolio was reviewed during the due diligence process leading up to the acquisition of NEBS.

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

Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no loans greater than 90 days past due and still accruing interest as of the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$2,970		$1,417		$1,036		$1,190		$1,244
Commercial mortgages	5,092		2,124		3,256		10,717		2,544
Construction	349		330		410		3,280		444
Home equity	137		56		60		492		-
Commercial and industrial	5,538		2,641		2,885		571		425
Automobile	-		-		-		4		-
Other consumer	120		163		55		33		140

Total	14,206		6,731		7,702		16,287		4,797
Non-accrual troubled debt restructures:
Commercial mortgages	504	(1)	860	(1)	860	(1)	-		-
Construction	-		-		872	(2)	-		-
Commercial and industrial	-		863	(3)

Total	504		1,723		1,732		-		-

Total non-accrual loans	14,710		8,454		9,434		16,287		4,797

Other non-performing assets:
Other real estate owned	2,578		2,054		1,536		1,545		998
Other non-performing assets	52		69		-		-		-

Total	2,630		2,123		1,536		1,545		998

Total non-performing assets	$17,340		$10,577		$10,970		$17,832		$5,795

Accruing troubled debt restructures:
Commercial mortgages	$2,066	(4, 5)	$257	(5)	$3,473	(6)	$-		$-
Construction	591	(2, 4)	872	(2)	-		-		-
Commercial and industrial	1,103	(3, 4)	-		-		-		-

Total	3,760		1,129		3,473		-		-

Ratios:
Total non-accrual loans to total loans	0.81%		0.75%		0.88%		1.45%		0.55%
Total non-performing assets to total assets	0.72%		0.65%		0.69%		1.16%		0.46%
Allowance for loan losses to non-performing loans	82.18%	(7)	131.68%		105.86%	(7)	56.36%	(7)	171.98%

(1)	Represents an $860,000 troubled debt restructure commercial mortgage loan which was restructured in the second quarter of 2010. Subsequently, in the fourth quarter of 2012, $356,000 was charged off. There were no additional commitments to this borrower.

(2)	Includes an $872,000 (in 2010) and $947,000 (in 2012) troubled debt restructure construction loan which was restructured in the fourth quarter of 2010, returned to accrual status within the fourth quarter of 2011 as the customer has been current on the new payments for six months and received a principle increase in the first quarter of 2012. There were no additional commitments to this borrower.

(3)	Includes an $863,000 troubled debt restructure commercial and industrial loan which was restructured in the second quarter of 2011 and returned to accrual status in the first quarter of 2012. There were no additional commitments to this borrower.

(4)	Includes six troubled debt restructured loans totaling $1.7 million by two different borrowers, one with three commercial mortgage loans and one commercial and industrial loan and the other with two construction loans. All six loans were restructured in the beginning of the first quarter of 2012 and are accruing as the customers have remained current on the new payments.

(5)	Includes a commercial mortgage loan totaling $248,000 which was restructured in the first quarter of 2011 and was returned to accrual status at September 30, 2011 as the customer has been current on the new payments for six months.

(6)	Represents a commercial mortgage loan which was restructured in the first quarter of 2010 and was returned to accrual status at September 30, 2010 as the customer has been current on the new payments for six months.

(7)	Exclusive of the $7.0 million in non-performing loans acquired in acquisition of NEBS at December 31, 2012, $163,000 and $3.3 million in non-performing loans acquired in acquisition of CNB Financial at December 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 157.72%, 107.72% and 70.44%, respectively. This is a non-GAAP financial measure. It is not a substitute for a GAAP measure and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

As noted in the above table, non-accrual loans amounted to approximately $14.7 million and $8.5 million at December 31, 2012 and 2011, respectively. The $6.3 million increase in total non-accrual loans from December 31, 2011 to December 31, 2012 was primarily due to the acquisition of NEBS. Excluding the acquired non-accrual portfolio, the total non-accrual loans would have decreased by $803,000 to $7.7 million. The non-accrual loan total for December 31, 2012 includes a troubled debt restructure commercial real estate loan for $860,000 which was impaired at March 31, 2010, restructured during the second quarter of 2010 and subsequently, in the fourth quarter of 2012, $356,000 was charged off. The non-accrual loan total for December 31, 2011 includes two troubled debt restructure loans: an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure commercial and industrial loan for $863,000 which was restructured in the second quarter of 2011. The $980,000 decrease in total non-accrual loans from December 31, 2010 to December 31, 2011 was mainly due to decreases of $1.1 million in commercial mortgages and $952,000 in construction loans, offset by increases of $619,000 in commercial and industrial loans and $381,000 in residential mortgages. The non-accrual loan total for December 31, 2010 includes two troubled debt restructure loans: an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure construction loan for $872,000 which was restructured in the fourth quarter of 2010. The non-accrual loan total for December 31, 2009 includes a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and was restructured during the first quarter of 2010. This loan was classified as a troubled debt restructure and was placed on non-accrual status as of March 31, 2010. As of September 30, 2010, this loan was returned to accruing status as the customer has been current on the revised payment structure for more than six months.

Each of the Company’s non-performing assets has an active workout plan in place. Additional interest income of approximately $1.3 million, $539,000, $363,000, $281,000 and $132,000, respectively, would have been recorded during the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, if the loans had performed in accordance with their original terms.

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

At December 31, 2012 and 2011, the recorded investment in impaired loans was $17.4 million and $8.7 million, respectively. A loan reserve of $32,000 and $235,000 was established on $32,000 and $3.5 million of the impaired loans at December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, in accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) for “Receivables” (Topic 310), the Company recorded a non-accretable credit discount of $2.9 million related to impaired loans of $9.9 million acquired from NEBS. In 2009, the Company recorded a non-accretable credit discount of $2.3 million related to impaired loans of $5.2 million acquired from CNB Financial. The average balance of impaired loans was $9.6 million, $10.7 million and $14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income recognized on impaired loans during 2012, 2011 and 2010 was not significant.

Delinquent Loans.    The following table sets forth our loan delinquencies greater than 60 days by type and amount at the dates indicated.

	Loans Delinquent For					Total
	60 - 89 Days		90 Days and Over
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2012
Residential mortgages	15	$2,450	22	$2,615		37	$5,065
Commercial mortgage	7	1,136	24	5,351		31	6,487
Construction	-	-	-	-		-	-
Home equity	3	161	5	137		8	298
Commercial and industrial	9	1,155	13	4,442		22	5,597
Automobile	-	-	-	-		-	-
Other consumer	2	35	4	120		6	155

Total	36	$4,937	68	$12,665		104	$17,602

At December 31, 2011
Residential mortgages	15	$1,984	7	$1,417		22	$3,401
Commercial mortgage	5	1,028	9	2,131	(1)	14	3,159
Construction	-	-	2	330		2	330
Home equity	-	-	1	56		1	56
Commercial and industrial	7	205	10	2,728		17	2,933
Automobile	-	-	-	-		-	-
Other consumer	1	1	3	163		4	164

Total	28	$3,218	32	$6,825		60	$10,043

At December 31, 2010
Residential mortgages	10	$1,001	5	$1,036		15	$2,037
Commercial mortgage	6	1,088	13	3,256	(1)	19	4,344
Construction	-	-	3	410	(2)	3	410
Home equity	3	223	1	60		4	283
Commercial and industrial	3	122	13	2,885		16	3,007
Automobile	1	5	-	-		1	5
Other consumer	1	3	2	55		3	58

Total	24	$2,442	37	$7,702		61	$10,144

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	-	-	3	4		3	4
Other consumer	3	11	1	33		4	44

Total	33	$4,299	46	$16,287		79	$20,586

At December 31, 2008
Residential mortgages	7	$939	7	$1,244		14	$2,183
Commercial mortgages	3	772	8	2,544		11	3,316
Construction	1	140	3	444		4	584
Home equity	2	126	-	-		2	126
Commercial and industrial	5	242	15	425		20	667
Automobile	1	8	-	-		1	8
Other consumer	1	2	2	140		3	142

Total	20	$2,229	35	$4,797		55	$7,026

(1)	Excludes an $860,000 commercial mortgage loan which was restructured in the second quarter of 2010 and was placed on non-accrual status. Although this troubled debt restructure loan is reported as a non-performing asset, the borrower is delinquent for less than 60 days.

(2)	Excludes an $872,000 construction loan which was restructured in the fourth quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to the restructured payment terms.

Other Real Estate Owned.    Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2012, we had $2.6 million of real estate owned.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated for loans and foreclosed assets. The total amount of loans in the table below at December 31, 2012 includes twenty-seven relationships which represent 52.2% of the classified loans. The growth in classified assets is primarily attributed to the acquisition of NEBS. A $3.0 million classified asset was paid in full on January 3, 2013. Of the $2.6 million in other real estate owned, four properties having a book value of $1.2 million are under purchase and sales agreements. Two of the properties under purchase and sales agreements are slated to close in the first quarter of 2013.

	At December 31,
	2012	2011
	(In thousands)
Classified Loans:
Special mention	$45,512	$19,804
Substandard	46,693	39,279
Doubtful	653	100
Loss	-	-

Total classified loans	92,858	59,183
Foreclosed Assets:
Other real estate owned	2,578	2,054
Other non-performing assets	52	69

Total classified assets	$95,488	$61,306

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, delinquent and classified loans and charge-offs, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2012 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2012		2011		2010		2009		2008
	(Dollars in thousands)
Balance at beginning of period	$11,132		$9,987		$9,180		$8,250		$7,714
Charge-offs:
Residential mortgages	246		139		1		69		-
Commercial mortgages	922		589		529		1,399		6
Construction	127		78		206		135		444
Home equity	225		24		115		-		42
Commercial and industrial	765		1,556		766		545		827
Automobile	9		-		4		5		8
Other consumer	70		6		16		10		9

Total charge-offs	2,364		2,392		1,637		2,163		1,336
Recoveries:
Residential mortgages	-		-		-		1		-
Commercial mortgages	45		52		96		5		-
Construction	1		3		-		2		-
Home equity	-		-		-		-		5
Commercial and industrial	127		235		63		85		17
Automobile	7		2		-		2		3
Other consumer	2		3		-		-		1

Total recoveries	182		295		159		95		26
Net charge-offs	(2,182)		(2,097)		(1,478)		(2,068)		(1,310)
Provision for loan losses	3,139		3,242		2,285		2,998		1,846

Balance at end of period	$12,089		$11,132		$9,987		$9,180		$8,250

Ratios:
Net charge-offs to average loans outstanding	0.18%		0.19%		0.13%		0.23%		0.15%
Allowance for loan losses to non-performing loans at end of period	82.20%	(1)	131.68%		105.86%	(1)	56.36%	(1)	171.98%
Allowance for loan losses to total loans at end of period	0.67%	(2)	0.99%	(2)	0.93%	(2)	0.82%	(2)	0.95%

(1)	Exclusive of the $7.0 million, $163,000 and $3.3 million in non-performing acquired loans at December 31, 2012, 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 157.72%, 107.72% and 70.44%, respectively. This is a non-GAAP financial measure. It is not a substitute for a GAAP measure and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

(2)	Exclusive of the $659.6 million, $148.9 million, $209.8 million and $242.9 million in acquired loans and $5.0 million, $19.1 million, $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.05%, 1.17%, 1.18% and 1.07% for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. This is a non-GAAP financial measure. It is not a substitute for a GAAP measure and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

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

	At December 31,
	2012			2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$602	4.98%	24.33%	$666	5.98%	28.06%	$740	7.41%	27.53%
Commercial mortgages	6,203	51.31%	44.86%	5,572	50.05%	40.13%	5,000	50.07%	39.85%
Construction	710	5.87%	2.90%	860	7.73%	2.70%	668	6.69%	2.57%
Home equity	383	3.17%	9.86%	474	4.26%	12.08%	623	6.24%	12.87%
Commercial and industrial	3,468	28.69%	16.86%	3,446	30.96%	15.69%	2,801	28.05%	15.39%
Automobile	49	0.41%	0.36%	60	0.54%	0.70%	90	0.90%	1.03%
Other consumer	34	0.28%	0.83%	54	0.48%	0.64%	65	0.64%	0.76%
Unallocated	640	5.29%	-	-	-	-	-	-	-

Total allowance	$12,089	100.00%	100.00%	$11,132	100.00%	100.00%	$9,987	100.00%	100.00%

	At December 31,
	2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$802	8.74%	30.59%	$891	10.80%	40.95%
Commercial mortgages	4,300	46.84%	36.51%	3,506	42.50%	28.55%
Construction	1,194	13.01%	4.35%	1,089	13.20%	3.69%
Home equity	621	6.76%	12.24%	604	7.32%	13.87%
Commercial and industrial	2,051	22.34%	14.21%	1,911	23.16%	9.76%
Automobile	110	1.20%	1.31%	156	1.89%	1.99%
Other consumer	102	1.11%	0.79%	93	1.13%	1.19%

Total allowance	$9,180	100.00%	100.00%	$8,250	100.00%	100.00%

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

At December 31, 2012, our mortgage-backed securities totaled $318.4 million, or 13.3% of total assets. Our mortgage-backed securities at December 31, 2012 were classified as both available-for-sale and held-to-maturity.

At December 31, 2012, 19.7% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 80.3% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.74% at December 31, 2012. The estimated fair value of our mortgage-backed securities at December 31, 2012 was $320.6 million, which was $11.6 million more than the amortized cost of $309.0 million. Private label CMOs are included in our mortgage-backed securities portfolio as a result of the acquisitions of NEBS and CNB Financial. At December 31, 2012, private label CMOs had an estimated fair value of $2.6 million and an amortized cost of $2.2 million, representing 0.9% and 0.8%, respectively, of total mortgage-backed securities and had a weighted average yield of 7.08%. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Government-Sponsored Enterprises.    At December 31, 2012, our Government-Sponsored Enterprises securities portfolio totaled $3.2 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Bonds.    At December 31, 2012, our corporate bond portfolio totaled $1.9 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit worthiness of the issuer. In order to mitigate this risk, our investment policy requires that at the time of purchase corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service.

Municipal Obligations and Industrial Revenue Bonds.    Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated as investment grade at the time of purchase. At December 31, 2012, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities.

Investment Securities Portfolio.    The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$3,234	$3,233	$187	$192	$12,747	$12,502
Government-sponsored and government-guaranteed mortgage- backed securities	248,370	257,762	198,446	209,493	172,003	180,766
Private label mortgage-backed securities	2,568	2,566	2,127	2,178	3,076	3,170
Corporate bonds	1,290	1,934	1,453	1,566	1,450	1,619
Municipal bonds	28,713	28,827	7,759	8,384	7,760	7,795

Total available-for-sale	$284,175	$294,322	$209,972	$221,813	$197,036	$205,852

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage- backed securities	$57,986	$60,200	$89,955	$91,949	$105,312	$105,045
Private label mortgage-backed securities	79	81	163	167	388	389
Industrial revenue bonds	18,847	18,847	19,000	19,000	19,050	19,050
State of Israel bonds	150	150	150	150	150	150
Municipal bonds	5,924	6,396	6,629	7,045	7,575	7,392

Total held-to-maturity	$82,986	$85,674	$115,897	$118,311	$132,475	$132,026

At December 31, 2012, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity securities do not have contractual maturities and are excluded from this table. Weighted average yields are not presented on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$133	4.36%	$-	0.00%	$500	1.30%	$2,601	1.33%	$3,234	1.45%	$3,233
Government-sponsored and government-guaranteed mortgage- backed securities	45	3.15%	808	3.99%	26,589	3.59%	220,928	2.70%	248,370	2.80%	257,762
Private label mortgage-backed securities	-	0.00%	-	0.00%	754	6.09%	1,814	7.48%	2,568	7.07%	2,566
Corporate bonds	-	0.00%	-	0.00%	-	0.00%	1,290	5.97%	1,290	5.97%	1,934
Municipal bonds	251	2.25%	1,523	2.16%	14,279	2.77%	12,660	2.81%	28,713	2.75%	28,827

Total available-for-sale	$429	3.00%	$2,331	2.79%	$42,122	3.33%	$239,293	2.74%	$284,175	2.83%	$294,322

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage- backed securities	$-	0.00%	$52	3.41%	$13,730	2.28%	$44,204	2.27%	$57,986	2.27%	$60,200
Private label mortgage-backed securities	-	0.00%	79	7.46%	-	0.00%	-	0.00%	79	7.46%	81
Industrial revenue bonds	-	0.00%	-	0.00%	-	0.00%	18,847	4.00%	18,847	4.00%	18,847
State of Israel bonds	25	5.64%	125	1.02%	-	0.00%	-	0.00%	150	1.79%	150
Municipal bonds	-	0.00%	472	3.82%	1,728	3.68%	3,724	4.20%	5,924	4.02%	6,396

Total held-to-maturity	$25	5.64%	$728	3.70%	$15,458	2.44%	$66,775	2.87%	$82,986	2.79%	$85,674

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2012, $701.1 million, or 38.1% of our deposit accounts, were certificates of deposit, of which $380.6 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2012			2011			2010
	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand	$307,302	16.68%	- %	$205,902	16.74%	- %	$175,996	15.40%	- %
NOW	87,983	4.78%	0.32%	52,899	4.30%	0.35%	40,922	3.58%	0.48%
Savings	350,188	19.01%	0.39%	247,664	20.14%	0.60%	203,165	17.77%	0.80%
Money market	395,293	21.46%	0.42%	301,770	24.53%	0.59%	260,573	22.79%	0.88%
Certificates of deposit	701,115	38.07%	1.76%	421,737	34.29%	1.84%	462,530	40.46%	2.16%

Total deposits	$1,841,881	100.00%	0.85%	$1,229,972	100.00%	0.91%	$1,143,186	100.00%	1.23%

(1)	Excludes the fair value adjustment balance of $6.3 million, $3,000 and $115,000 recorded in connection with the acquisition of NEBS at December 31, 2012 and with the acquisition of CNB Financial at December 31, 2011 and 2010, respectively.

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $358.8 million. The following table sets forth the maturity of those certificates as of December 31, 2012, in thousands.

Three months or less	$61,123
Over three months through six months	51,601
Over six months through one year	83,153
Over one year to three years	127,869
Over three years	35,028

Total	$358,774

Borrowings.    Our borrowings consist of advances from the Federal Home Loan Bank of Boston, collateralized repurchase agreements with our customers and other financial institutions and subordinated debentures. As of December 31, 2012, we had Federal Home Loan Bank advances of $140.6 million, or 6.7% of total liabilities, with a weighted average maturity of 2.4 years and a weighted average rate of 2.51%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $180.9 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at end of period	$140,603(1)	$104,984(2)	$151,282(3)
Average amount outstanding during year	107,668(1)	130,753(2)	165,224(3)
Interest expense incurred during year	3,869(1)	5,107(2)	6,360(3)
Maximum amount outstanding at any month-end	140,603(1)	150,840(2)	214,626(3)
Average interest rate during the year	3.59%(1)	3.91%	3.85%
Weighted average interest rate on end of period balances	2.51%	3.68%	3.96%

(1)	Excludes the fair value adjustment balance of $922,000, an average balance of $1.2 million and interest expense of $509,000 for December 31, 2012, recorded in connection with the acquisition of NEBS.

(2)	Excludes the fair value adjustment balance of $1.4 million, an average balance of $1.7 million and interest expense of $594,000 for December 31, 2011, recorded in connection with the acquisition of CNB Financial.

(3)	Excludes the fair value adjustment balance of $2.0 million, an average balance of $2.3 million and interest expense of $595,000 for December 31, 2010, recorded in connection with the acquisition of CNB Financial.

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2012, the Company had $49.2 million of repurchase agreements outstanding with its customers at a weighted average rate of 0.57%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at end of period	$49,229	$17,260	$21,029
Average amount outstanding during year	22,077	18,408	19,240
Interest expense incurred during year	55	121	185
Maximum amount outstanding at any month-end	49,229	21,952	23,033
Average interest rate during the year	0.25%	0.66%	0.96%
Weighted average interest rate on end of period balances	0.57%	0.57%	0.84%

In addition, the Company had a total of $20.0 million in structured term repurchase agreements secured through another financial institution. The Company entered into a $10.0 million repurchase agreement in 2009 due to mature in 2019, is callable in 2014 and has a rate of 2.44%. The Company had previously entered into a $10.0 million repurchase agreement in 2008 due to mature in 2018, is callable on any interest payment date and has a rate of 2.73%. All of the repurchase agreements are secured by mortgage-backed securities issued by government sponsored enterprises.

The Company has outstanding subordinated debt in the form of trust preferred securities issued through private placement offerings in the face amount of $11.7 million. The subordinated debt was recorded as a result of the acquisition of NEBS in 2012 and CNB Financial in 2009. The CNB Financial issue, totaling $7.7 million, has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2012 was 2.16%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011. The NEBS issue, totaling $4.0 million, has a maturity date of August 23, 2035 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.90%. The interest rate at December 31, 2012 was 2.21%. A special redemption provision allows the Company to redeem this issue at par on February 23, May 23, August 23, or November 23 of any year subsequent to August 23, 2010. The Company redeemed the NEBS issue on February 23, 2013.

The Company has unused borrowing capacity with the Federal Reserve Bank of approximately $78.5 million.

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank and was established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2012, UCB Securities, Inc. had total assets of $162.5 million, all of which were qualifying securities under the applicable regulations.

UCB Securities, Inc. II is a wholly owned subsidiary of United Bank and was established in 2010 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc. II’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2012, UCB Securities, Inc. II had total assets of $62.8 million, all of which were qualifying securities under the applicable regulations.

UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. At December 31, 2012, UB Properties, LLC had total assets of $2.6 million.

VB REO, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. At December 31, 2012, VB REO, LLC had total assets of $1.5 million.

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

United Charitable Foundation

We established the United Charitable Foundation (the “Foundation”) in 2005 in connection with our minority stock offering. At December 31, 2012, the Foundation owned 358,156 shares of our common stock, or 1.8% of the shares outstanding. To maintain favorable tax status, the Foundation must make annual grants equal to 5% of its assets, and grants are made to community activities and charitable causes in the communities in which we operate. Six of the Foundation’s seven directors are directors of United Bank. All shares of common stock owned by the Foundation must be voted in the same proportion as all other shares of our common stock are voted on any matter to come before the stockholders.

Personnel

As of December 31, 2012, we had 370 full-time employees and 43 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The

Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, on that date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

The Dodd-Frank Act authorizes depository institutions to pay interest on business demand deposits. Depending upon competitive responses, that change could have an adverse impact on United Bank’s interest exposure.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2012, United Bank’s capital exceeded all applicable requirements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the new rules was not achievable. On January 1, 2013 banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, United Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.    As a federal savings bank, United Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, United Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Dodd-Frank Act also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law and subject to dividend limitations. At December 31, 2012, United Bank satisfied this test.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Board of Governors of the Federal Reserve System at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. Notice also must be provided to the Office of the Comptroller of the Currency.

A notice or application may not be approved if:

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

Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized or the amount necessary to restore the savings bank to adequately capitalized status. In addition, numerous supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

At December 31, 2012, United Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.    Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate ranges from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. United Bank participates in the unlimited noninterest bearing transaction account coverage and United Financial Bancorp participates in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transactions accounts through December 31, 2012.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.    United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012, of $18.6 million.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 2012, United Bank was in compliance with these reserve requirements.

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

Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities from Tier 1 capital. Instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. However, under the most recent Notice of Proposed Rulemaking issued by the Federal Reserve Board, savings and loan holding companies may be subject to regulatory capital requirements before the end of the five-year period.

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

Bad Debt Reserves.    Historically, United Bank has been subject to special provisions in the tax law regarding allowable bad debt tax deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period all bad debt reserves accumulated after 1988. United Bank recaptured its reserves accumulated after 1988 over the six-year period ended December 31, 2001.

Currently, the Company’s consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture.    Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income if United Bank failed to meet certain thrift asset and definitional tests.

At December 31, 2012, United Bank’s total federal base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

State Taxation

Beginning in 2009, due to a change in law, the Company and United Bank filed a combined Massachusetts return. The security corporation subsidiaries continue to file separately. The Company’s state tax returns, as well as those of United Bank and its subsidiaries, are not currently under audit. The years after 2009 are open for examination.

United Financial Bancorp and United Bank file combined Massachusetts financial institution income tax returns and are subject to an annual Massachusetts tax at a rate of 9.0% of their net income in 2012. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Deductions with respect to the following items, however, are not allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

Due to the legislative change, beginning in 2010, the Massachusetts financial institution tax rate decreased by 0.5% each year for three years until 2012, when it became 9% and will remain at that rate.

As a Maryland business corporation, United Financial Bancorp is required to file annual returns and pay annual fees to the State of Maryland.

United Bank’s subsidiaries, UCB Securities, Inc. and UCB Securities, Inc. II, are taxed as Massachusetts security corporations, and are subject to a state tax rate of 1.32% of their gross income.

Beginning in 2010, United Bank began filing corporation income tax returns in Connecticut due to its lending activity within the state.

Executive Officers of the Registrant

The executive officers of the Company and the Bank are elected annually by the Board of Directors and serve at the Board’s discretion. The executive officers of the Company and the Bank are:

Name	Position
Richard B. Collins	President and Chief Executive Officer of the Company and the Bank
Mark A. Roberts	Executive Vice President and Chief Financial Officer of the Company and the Bank
J. Jeffrey Sullivan	Executive Vice President and Chief Operating Officer of the Bank
Charles R. Valade	Executive Vice President and Chief Lending Officer of the Bank
John J. Patterson	Senior Vice President, Risk Management, of the Bank
Dena M. Hall	Senior Vice President, Marketing and Community Relations, of the Bank

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2012.

Mark A. Roberts is the Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined the Company and the Bank in 2006. Before that, he served as the Vice President and Controller for The Connecticut Bank and Trust Company in Hartford, Connecticut and was the Vice President of Finance at Woronoco Savings Bank for six years. Age 49.

J. Jeffrey Sullivan is Executive Vice President and Chief Operating Officer of the Bank. Mr. Sullivan previously served as Executive Vice President and Chief Lending Officer of the Bank from 2003 until he was appointed Executive Vice President and Chief Operating Officer of the Bank effective January 1, 2013. Mr. Sullivan joined the Bank in 2003. Age 48.

Charles R. Valade is Executive Vice President and Chief Lending Officer of the Bank. Mr. Valade previously served as Executive Vice President, Commercial Lending/Worcester Region, of the Bank from 2009 until he was appointed Executive Vice President and Chief Lending Officer of the Bank effective January 1, 2013. Before joining the Bank in connection with the Company’s acquisition of CNB Financial in November 2009, Mr. Valade served as President and Chief Executive Officer of CNB Financial since its formation in 2005. Age 61.

John J. Patterson is Senior Vice President, Risk Management of the Bank. Mr. Patterson joined the Bank in 1993. Age 66.

Dena M. Hall is the Senior Vice President of Marketing and Community Relations of the Bank. She joined the Bank in 2005. Previously, she was the Director of Marketing for Woronoco Savings Bank for seven years. Age 39.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business, results of operations or the price of our common stock.

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

Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Future Changes in Interest Rates Could Reduce Our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the income we earn on our interest-earning assets, such as loans and securities, and the expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

Changes in interest rates also affect the current fair value of our securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock, totaled $294.3 million. Unrealized net gains on these available-for-sale securities totaled $10.1 million at December 31, 2012 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in United Bank’s net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2012, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 2.02% increase in net interest income over the following 12 months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

Our Increased Emphasis on Commercial Real Estate and Commercial and Industrial Lending May Expose Us to Increased Lending Risks.

At December 31, 2012, our portfolio of commercial real estate loans totaled $814.7 million, or 44.9% of our total loans, and our portfolio of commercial and industrial loans totaled $306.2 million, or 16.9% of our total loans.

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

Our Emphasis On Residential Mortgage Loans and Home Equity Loans And Lines Of Credit Exposes Us To Lending Risks.

At December 31, 2012, $441.9 million, or 24.3%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $179.0 million, or 9.9%, of our loan portfolio consisted of home equity loans and lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans and lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Income From Secondary Mortgage Market Operations is Volatile, and We May Incur Losses or Charges With Respect to Our Secondary Mortgage Market Operations Which Would Negatively Affect Our Earnings.

We generally sell in the secondary market the fixed-rate residential mortgage loans that we originate, earning non-interest income. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. When interest rates fall, the demand for fixed-rate mortgage loans also tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, that would hurt our earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume and trends in our non-performing and classified loans and charge-offs. We also evaluate economic conditions and general market collateral valuations. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.67% of total loans and 82.2% of non-performing loans at December 31, 2012, compared to 0.99% of total loans and 131.7% of non-performing loans at December 31, 2011. Material additions to our allowance could materially decrease our net income.

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

Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

At December 31, 2012, our investment portfolio included $1.9 million in trust preferred securities and $34.8 million in municipal bonds. In addition, we have two cost basis investments totaling $1.0 million. We review our investment securities portfolio at each quarter and reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, we are required to assess whether the decline is other-than-temporary. Management evaluated the investment portfolio and recognized a pre-tax, non-cash charge of $165,000 for the year ended December 31, 2012 for other-than-temporary impairment (“OTTI”) of a corporate bond. Management based its assessment on the issuer’s credit ratings, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information. Management has concluded that no other securities have experienced impairments that are other-than-temporary. During 2012, management determined that a venture capital investment carried at cost had suffered impairment that was considered other-than-temporary. The cost basis of the investment was written down by $37,000 in the third quarter to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. During 2011 and 2010 management determined that an impairment indicator existed on two cost basis investments and that the investments suffered impairment that was considered other-than-temporary. The cost basis of the investments were written down by $99,000 and $145,000 in 2011 and 2010, respectively, to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other-than-temporary. These factors include, but are not limited to, changes in the expected cash flows, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Regulatory Reform May Have a Material Impact on Our Operations.

In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated United Bank, was merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies became regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

Increased and/or Special FDIC Assessments Will Hurt Our Earnings.

The recent economic recession caused a high level of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $538,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $4.8 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We owned $18.6 million in common stock of the Federal Home Loan Bank of Boston at December 31, 2012. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. There is no market for our Federal Home Loan Bank of Boston common stock. Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished. If the Federal Home Loan Bank of Boston is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, there is a risk that our investment in Federal Home Loan Bank of Boston common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

If The Goodwill That We Recorded In Connection With A Business Acquisition Becomes Impaired, It Could Have A Negative Impact On Our Profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. At December 31, 2012, our goodwill totaled $40.7 million. While we have recorded no such impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

The Building Of Market Share Through The Creation Of New Branches Or Loan Production Offices Could Cause Our Expenses To Increase Faster Than Revenues.

We have opened two loan production offices and a new branch office in the past two years. We may continue to build market share in our primary market areas by opening new branches or loan production offices. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch or loan production office can be expected to negatively impact our earnings for some period of time until the branch or loan production office reaches certain economies of scale. We have no assurance any new branches or loan production offices will be successful even after they have been established.

Our Estimates Of Discounts On Acquired Loans With Deteriorated Credit Quality May Be Insufficient.

Under generally accepted principles for business combinations, there is no loan loss allowance recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans. If the projections are incorrect, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company conducts its business through its executive office at 95 Elm Street, West Springfield, Massachusetts, its 38 full service branch offices, two loan production offices, two financial services facilities, and two drive-up express branches. Of the 38 full service branch offices, 14 are owned and 24 are leased, one of the financial services facilities is owned and one is leased, and one of the drive-up branches is owned and one is leased. The Company also has three remote ATM locations, two of which are leased. Lease expiration dates range from 2012 to 2034 with renewal options ranging from five to ten years. See Note F in the Company’s Consolidated Financial Statements for more information.

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

(a)        Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 4, 2013 was 3,584. Certain shares of the Company are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information and dividends declared for the common stock of the Company for the years ended December 31, 2012 and 2011. The high and low sales prices for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share		Cash Dividend Declared
	High	Low
2012
Fourth quarter	$15.75	$14.13	$0.10
Third quarter	14.93	13.73	0.10
Second quarter	16.88	13.36	0.09
First quarter	16.93	15.10	0.09

2011
Fourth quarter	$17.02	$13.49	$0.09
Third quarter	16.75	13.68	0.09
Second quarter	16.76	14.35	0.08
First quarter	16.51	13.84	0.08

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning on December 31, 2007 through December 31, 2012, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. The stock performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

The cumulative total return on the common stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

Future dividends depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend declaration. In addition, future dividends are dependent primarily on cash flows from the investment portfolio, and dividends or capital distributions from United Bank.

For a discussion of United Bank’s ability to pay dividends, see Part I—Item 1. Business—“Supervision and Regulation—Federal Banking Regulation” and “—Holding Company Regulation.”

(b)        Not Applicable.

(c)        The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2012.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1, 2)
October 1 - 31, 2012	493	(3)	$13.83	-	69,189
November 1 - 30, 2012	224,970	(4)	14.99	96,501	741,688
December 1 - 31, 2012	667,980	(5)	15.71	-	741,688

Total	893,443		$15.53	96,501

(1)	On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock. The Company completed its stock repurchase program at a cost of approximately $12.1 million and at an average price of $15.02, on November 19, 2012.

(2)	On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock. This repurchase program commenced immediately upon completion of the previous plan approved on October 26, 2010. As of December 31, 2012, the Company repurchased 27,312 shares at a cost of approximately $407,000 and an average price of $14.91, under this plan.

(3)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

(4)	Includes the purchase of 128,469 shares at a cost of approximately $2.0 million and an average price of $15.28 from the New England Bank ESOP in connection with the termination of the ESOP plan. The proceeds from this sale were used to repay in full the outstanding ESOP loan balance.

(5)	On December 20, 2012, the Board of Directors voted to terminate the Bank’s Employee Stock Ownership Plan (the “ESOP”) effective December 31, 2012. In connection with the termination of the ESOP, the ESOP Trustee transferred approximately 664,552 shares to the Company to satisfy the ESOP loan in full. The Company has elected to treat these shares as treasury stock at a cost of approximately $10.4 million and an average price of $15.72. Also included is the withholding of 3,428 shares at $13.91 per share subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of the Company. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is derived in part from the audited consolidated financial statements of the Company that appear in this Annual Report on Form 10-K. The information for the years ended December 31, 2009 and 2008 is derived in part from audited consolidated financial statements that do not appear in this Annual Report on Form 10-K.

	At December 31,
	2012		2011	2010		2009		2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,402,303		$1,623,752	$1,584,877		$1,541,040		$1,263,134
Cash and cash equivalents	30,679		61,518	83,069		21,877		13,572
Short-term investments	-		-	-		1,096		1,071
Investment securities available-for-sale	294,322		221,813	205,852		243,304		313,506
Investment securities held-to-maturity	82,986		115,897	132,475		63,174		3,191
Loans, net (1)	1,807,401		1,112,941	1,066,197		1,115,416		864,421
Deposits	1,848,175		1,229,975	1,143,301		1,038,927		782,663
FHLB advances	141,525		106,417	153,307		208,173		208,564
Repurchase agreements	69,229		37,260	41,029		47,303		28,042
Subordinated debentures	9,630		5,539	5,448		5,357		-
Stockholders’ equity	307,189		227,361	222,576		225,246		227,714
Non-performing assets (2)	17,337		10,577	10,970		17,832		5,795

	Years Ended December 31,
	2012		2011	2010		2009		2008
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$71,171		$71,074	$73,858		$62,986		$64,814
Interest expense	14,992		18,261	20,947		21,986		25,003

Net interest income before provision for loan losses	56,179		52,813	52,911		41,000		39,811
Provision for loan losses	3,139		3,242	2,285		2,998		1,846

Net interest income after provision for loan losses	53,040		49,571	50,626		38,002		37,965
Non-interest income	10,623		9,353	8,716		8,676		5,220
Non-interest expense	56,240		44,062	43,841		36,858		30,690

Income before taxes	7,423		14,862	15,501		9,820		12,495
Income tax expense	3,795		3,678	5,469		4,014		5,197

Net income	$3,628	(3)	$11,184	$10,032	(4)	$5,806	(4)	$7,298	(5)

Basic earnings per share	$0.24		$0.75	$0.66		$0.38		$0.44
Diluted earnings per share	$0.24		$0.74	$0.65		$0.38		$0.44
Dividends per share	$0.38		$0.34	$0.30		$0.28		$0.27
Number of shares outstanding
Basic	15,234,896		14,929,714	15,302,505		15,265,192		16,445,388
Diluted	15,421,777		15,198,702	15,394,761		15,273,375		16,445,388

	At or For the Years Ended December 31,
	2012		2011		2010		2009		2008
Selected Financial Ratios and Other Data:

Performance Ratios (6):
Return on average assets	0.21	%(7)	0.70%		0.65	%(8)	0.46	%(8)	0.62	%(9)
Return on average equity	1.52	%(7)	4.94%		4.49	%(8)	2.67	%(8)	3.23	%(9)
Average equity to average assets	13.70%		14.15%		14.56%		17.17%		19.06%
Tangible equity to tangible assets at end of period (6)	11.12	%(10)	13.53	%(10)	13.54	%(10)	14.13	%(10)	18.03%
Interest rate spread (11)	3.18%		3.17%		3.25%		2.83%		2.69%
Net interest margin (12)	3.45%		3.51%		3.65%		3.39%		3.47%
Average interest-earning assets to average interest-bearing liabilities	129.12%		128.20%		127.83%		130.87%		135.95%
Total non-interest expense to average total assets	3.22	%(13)	2.75%		2.85	%(14)	2.91	%(14)	2.59%
Efficiency ratio (15)	85.08	%(13)	71.08%		71.42	%(14)	75.45	%(14)	66.16%
Dividend payout ratio	152.18%		45.31%		45.74%		72.99%		60.78%

Regulatory Capital Ratios (6, 16):
Tier I risk-based capital	12.98%		16.17%		15.49%		15.73%		17.76%
Tier I (core) capital	10.69%		12.23%		11.53%		12.14%		12.31%
Tangible Equity Ratio	10.69%		12.23%		11.53%		12.14%		12.31%
Total risk-based capital	13.61%		17.09%		16.34%		16.53%		18.71%

Asset Quality Ratios (6):
Non-performing assets as a percent of total assets (2)	0.72%		0.65%		0.69%		1.16%		0.46%
Non-performing loans as a percent of total loans (2)	0.81%		0.75%		0.88%		1.45%		0.55%
Allowance for loan losses as a percent of total loans	0.67	%(17)	0.99	%(17)	0.93	%(17)	0.82	%(17)	0.95%
Allowance for loan losses as a percent of non-performing loans (2)	82.20	%(18)	131.68%		105.86	%(18)	56.36	%(18)	171.98%

Number of full service customer facilities	38		22		22		22		15

(1)	The allowance for loan losses at December 31, 2012, 2011, 2010, 2009 and 2008 was $12.1 million, $11.1 million, $10.0 million, $9.2 million and $8.3 million, respectively.

(2)	Non-performing assets consist of non-performing loans, foreclosed other real estate owned (“OREO”) and other non-performing assets. Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)	Exclusive of the $5.0 million acquisition-related expenses, $4.5 million ESOP plan termination expense, $207,000 in FHLBB prepayment penalties, the $202,000 other-than-temporary impairment charge and the $660,000 income tax effect related to these items for the year ended December 31, 2012, net income would have been $12.8 million. *

(4)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, net income would have been $10.9 million and $8.7 million, respectively. *

(5)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, net income in 2008 would have been $8.1 million. *

(6)	Asset Quality Ratios and Regulatory Capital Ratios and the “tangible equity to tangible assets” ratio are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Tangible equity, and measures that refer to tangible equity, are non-GAAP financial measures. They are used by investors as an alternate measure of capital strength. Many regulatory capital measures also adjust equity to exclude goodwill and most intangible assets.

(7)	Exclusive of the $5.0 million acquisition-related expenses, $4.5 million ESOP plan termination expense, $207,000 in FHLBB prepayment penalties, the $202,000 other-than-temporary impairment charge and the $660,000 income tax effect related to these items for the year ended December 31, 2012, the return on average assets would have been 0.73% and the return on average equity would have been 5.34%, respectively. *

(8)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, the return on average assets would have been 0.71% and 0.68% and average equity would have been 4.85% and 3.97%, respectively. *

(9)	Exclusive of the $1.4 million OTTI charge and related tax effect of $550,000, the return on average assets and average equity would have been 0.68% and 3.59%, respectively. *

(10)	Excludes the impact of goodwill and other intangible assets of $44.4 million at December 31, 2012, $8.9 million at December 31, 2011, $9.2 million at December 31, 2010 and $8.8 million at December 31, 2009.

(11)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(12)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(13)	Exclusive of the $5.0 million acquisition-related expenses, $4.5 million ESOP plan termination expense, $207,000 in FHLBB prepayment penalties for the year ended December 31, 2012, non-interest expense to average total assets would have been 2.67% and the efficiency ratio would have been 70.49%. *

(14)	Exclusive of the $1.1 million and $2.9 million in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $538,000 special FDIC insurance assessment for the year ended December 31, 2009, non-interest expense to average total assets would have been 2.78% and 2.64% and the efficiency ratio would have been 69.55% and 68.49%, respectively. *

(15)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income and excludes gains/losses on sales of securities and loans and impairment charges on securities.

(16)	Regulatory Capital Ratios are reported for United Bank only.

(17)	Exclusive of the $659.6 million, $148.9 million, $209.8 million and $242.9 million in loans acquired and $5.0 million, $19.1 million, $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 1.05%, 1.17%, 1.18% and 1.07% at December 31, 2012, 2011, 2010 and 2009, respectively. *

(18)	Excluding the $7.0 million, $163,000 and $3.3 million in non-performing loans acquired, allowance for loan losses as a percent of non-performing loans would have been 157.72%, 107.72% and 70.44% at December 31, 2012, 2010 and 2009, respectively. *

*	These are non-GAAP financial measures presented for comparative purposes only. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, wealth management income, increases in cash value of bank-owned life insurance, gains and losses on the sales of loans and of securities, impairment charges for securities and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, printing and office supplies, acquisition related costs and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, prior loss experience, current economic conditions, trends in nonperforming loans and delinquency rates, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions. The allowance consists of specific, general and unallocated components, as further described below.

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

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan classes: commercial and industrial, commercial real estate, construction, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and nonaccruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses. In the second quarter of 2012, management refined to its allowance for loan loss methodology to incorporate the Business Banking unit into the Company’s approach. This refinement did not have a significant effect on the loan loss provision or the total allowance for loan loss.

Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Reserve for Unfunded Commitments.    The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $213,000 and $0 at December 31, 2012 and 2011, respectively.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment.    The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, we review securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary. Declines in the fair value of marketable equity securities below their cost that are deemed to be other-than-temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses for held to maturity and available for sale debt securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired held to maturity and available for sale securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired held to maturity or available for sale securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than-temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. Over the past several years, we have emphasized the origination of commercial and industrial loans and loans secured by commercial real estate, and we intend to increase our origination of these loans in the future. In addition, we intend to expand our branch network in our primary market area, which consists of Hampden, Hampshire and Worcester Counties, Massachusetts as well as Hartford, Tolland, New Haven and Litchfield counties in Connecticut. We also intend to evaluate opportunities to expand into new markets both in Central Massachusetts and throughout Northern and Central Connecticut.

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

Expanding our Franchise.    We currently operate from 38 full-service banking offices, two loan production offices, and two drive-up express branches. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending.    We intend to continue to increase our origination of commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin. We have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process. We originated $115.7 million of commercial real estate loans and $134.3 million of commercial and industrial loans during the year ended December 31, 2012. At December 31, 2012, our commercial real estate loans and commercial and industrial loans totaled $814.7 million and $306.2 million, respectively. Originating more commercial real estate loans and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Annual Report.

Maintaining High Asset Quality.    We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate. We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities. Our loan portfolio has no exposure to sub-prime borrowers. In addition, net charge-offs decreased from 0.19% of average loans outstanding for the year ended December 31, 2011 to 0.18% of our average loans outstanding for the year ended December 31, 2012. Deterioration in the economy and the real estate market may lead to future increases in non-performing assets and net charge-offs.

Increasing our Share of Lower-Cost Deposits.    We remain committed to gathering lower cost and more stable core deposits. We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program. Our efforts to attract and retain core deposits have resulted in an increase in core account balances and total number of accounts during 2012. At December 31, 2012, core deposits (demand deposits, NOW accounts, money market accounts and savings accounts) totaled $1.14 billion, or 61.7% of total deposits, compared to $808.2 million, or 65.7% of our total deposits, at December 31, 2011.

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

Comparison of Financial Condition at December 31, 2012 and 2011

Balance Sheet Summary.    Total assets increased $778.6 million, or 47.9%, to $2.40 billion at December 31, 2012 from $1.62 billion at December 31, 2011 reflecting the acquisition of NEBS ($746 million) as well as growth in net loans, securities available for sale and bank-owned life insurance, partially offset by a decrease in interest-bearing deposits and held to maturity investment securities. Net loans increased $693.6 million, or 62.3%, to $1.81 billion at December 31, 2012 from $1.11 billion at December 31, 2011 due in large part to the NEBS acquisition ($554 million) as well as origination activity, partially offset by normal amortization and repayments. Securities available for sale increased $72.5 million, or 32.7%, to $294.3 million at December 31, 2012 from $221.8 million at December 31, 2011 primarily due to the NEBS acquisition ($53 million), partially offset by maturities, calls and repayments of government-sponsored agency debt and mortgage-backed securities of $66.3 million. Bank-owned life insurance increased $12.2 million, or 30.0%, mainly resulting from the NEBS acquisition. Goodwill increased $31.7 million due to the NEBS acquisition. Interest-bearing deposits decreased $39.7 million, or 95.9%, reflecting the use of excess cash to fund loan growth and pay down FHLBB advances. Securities held to maturity decreased $32.9 million, or 28.4%, as a result of repayments of mortgage-backed securities. At year end, the Company continued to have considerable liquidity consisting of a large amount of marketable loans and investment securities, substantial unused borrowing capacity at the Federal Home Loan Bank and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets. The Company’s balance sheet is also supported by a strong capital position, with total stockholders’ equity of $307.2 million, or 12.8% of total assets, at December 31, 2012.

Loans.    Net loans increased $693.6 million, or 62.3%, to $1.81 billion at December 31, 2012 from $1.11 billion at December 31, 2011. Commercial real estate loans increased $364.5 million, or 81.0%, to $814.7 million, and commercial and industrial loans increased $130.1 million, or 73.9%, to $306.2 million, primarily attributable to the NEBS acquisition, business development efforts and competitive products and pricing. One- to four-family residential mortgage loans increased $127.0 million, or 40.3% to $441.9 million due to the NEBS acquisition, originations of 10- and 15-year loans as a result of promotional efforts and continued lower market interest rates, partially offset by payments and sales of 30-year fixed rate loan originations. Construction loans increased $22.5 million, or 74.4%, to $52.8 million, due to the NEBS acquisition, and successful business development efforts. A significant portion of these loans mature in less than a year and will either convert to permanent financing or pay-off in full. We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase our interest income and improve our net interest rate spread.

Asset Quality.    Throughout 2012, economic conditions improved modestly. Our asset quality has also been impacted by a strategy adopted several years ago to emphasize the origination of commercial and industrial loans and commercial mortgages. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial and industrial loans and commercial mortgages depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.

As a result of the NEBS acquisition, we experienced an increase in non-performing loans and classified assets in 2012. Non-performing loans increased $6.3 million to $14.7 million, or 0.81% of total loans, at December 31, 2012 as compared to $8.5 million, or 0.75% of total loans, at December 31, 2011, primarily as a result to the NEBS acquisition. In addition to non-performing loans, the Company has identified $95.5 million of classified assets at December 31, 2012 compared to $61.3 million at December 31, 2011. The increase of $34.2 million, or 55.8%, in classified assets is due in large part to the NEBS acquisition. Classified assets include loans that are currently performing, are of lesser quality and are reported as special mention, substandard, doubtful or loss, as well as other real estate owned. At December 31, 2012 and 2011, classified loans primarily consisted of special mention and substandard commercial business loans and commercial mortgages. Commercial real estate loans make up 56.9% of total classified assets while construction loans for single family homes, subdivisions, and condominium developments represent 7.3%. Other real estate owned totaled $2.6 million at December 31, 2012 and comprises thirteen properties, of which seven are residential properties and six are commercial properties. Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the classified assets. Accordingly, additional loans may become 90 days or more past due, be placed on nonaccrual status, become classified or restructured, or require increased allowance coverage and provision for loan losses.

Deposits.    Total deposits increased $618.2 million, or 50.3%, to $1.85 billion at December 31, 2012 from $1.230 billion at December 31, 2011, primarily due to growth in core deposits accounts of $332.5 million, or 41.1%, to $1.14 billion at December 31, 2012 from $808.2 million at December 31, 2011. The growth in core deposit account balances was driven by the NEBS acquisition ($306.5 million) as well as competitive products and pricing, attention to excellence in customer service and targeted promotional activities. Certificates of deposit increased by $285.7 million, or $67.7%, to $707.4 million at December 31, 2012 compared to $421.7 million at December 31, 2011 mainly as a result of the NEBS acquisition ($290.5 million).

FHLB Advances.    FHLB advances increased $35.1 million, or 33.0%, to $141.5 million at December 31, 2012 as additional advances were utilized to fund loan originations.

Total Stockholders’ Equity.    Total stockholders’ equity increased $79.8 million, or 35.1%, to $307.2 million at December 31, 2012 from $227.4 million at December 31, 2011 primarily as a result of the NEBS acquisition. Other items which affected total stockholders’ equity included the termination of the United Bank ESOP plan ($4.5 million), net income of $3.6 million, stock-based compensation credits totaling $1.5 million and ESOP compensation credits of $1.1 million. These increases were partially offset by repurchases of common stock totaling $17.4 million, cash dividend payments amounting to $5.5 million and other comprehensive losses of $1.4 million.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

Net Income.    Net income for the year ended December 31, 2012 totaled $3.6 million, or $0.24 per diluted share, compared to net income of $11.2 million, or $0.74 per diluted share, for the same period in 2011. The 2012 results were impacted by acquisition related expenses of $5.0 million, a $4.5 million ESOP plan termination expense, FHLB advance prepayment penalties totaling $227,000 and the related tax benefit of $607,000. Excluding these items, net income would have been $12.8 million, or $0.83 per diluted share.

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

	Years Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$331,143	$14,926	4.51%	$317,445	$15,643	4.93%
Commercial real estate	551,980	29,717	5.38%	464,438	27,724	5.97%
Home equity loans	144,411	5,152	3.57%	138,440	5,273	3.81%
Commercial and industrial	203,667	9,781	4.80%	169,078	8,617	5.10%
Consumer and other	15,206	825	5.43%	17,518	963	5.50%

Total loans (2)	1,246,407	60,401	4.85%	1,106,919	58,220	5.26%
Investment securities	341,868	10,544	3.08%	351,074	12,728	3.63%
Other interest-earning assets	39,816	226	0.57%	46,150	126	0.27%

Total interest-earning assets	1,628,091	71,171	4.37%	1,504,143	71,074	4.73%
Noninterest-earning assets (3)	116,252			95,739

Total assets	$1,744,343			$1,599,882

Interest-bearing liabilities:
Savings accounts	$270,349	1,328	0.49%	$232,284	1,694	0.73%
Money market accounts	316,228	1,501	0.47%	276,249	1,963	0.71%
NOW accounts	57,780	204	0.35%	42,220	159	0.38%
Certificates of deposit	451,991	7,433	1.64%	440,047	8,633	1.96%

Total interest-bearing deposits	1,096,348	10,466	0.95%	990,800	12,449	1.26%
FHLB advances	108,818	3,360	3.09%	132,501	4,513	3.41%
Other interest-bearing liabilities	55,732	1,166	2.09%	49,964	1,299	2.60%

Total interest-bearing liabilities	1,260,898	14,992	1.19%	1,173,265	18,261	1.56%
Demand deposits	232,569			190,136
Other noninterest-bearing liabilities	11,865			10,138

Total liabilities	1,505,332			1,373,539
Stockholders’ equity	239,011			226,343

Total liabilities and stockholders’ equity	$1,744,343			$1,599,882

Net interest income		$56,179			$52,813

Interest rate spread (4)			3.18%			3.17%
Net interest-earning assets (5)	$367,193			$330,878

Net interest margin (6)			3.45%			3.51%
Average interest-earning assets to average interest-bearing liabilities			129.12%			128.20%

(1)	Includes loans held for sale.

(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.

(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$656	$(1,373)	$(717)
Commercial real estate	4,889	(2,896)	1,993
Home equity loans	221	(342)	(121)
Commercial and industrial	1,683	(519)	1,164
Consumer and other	(125)	(13)	(138)

Total loans	7,324	(5,143)	2,181
Investment securities	(327)	(1,857)	(2,184)
Other interest-earning assets	(19)	119	100

Total interest-earning assets	6,978	(6,881)	97

Interest-bearing liabilities:
Savings accounts	248	(614)	(366)
Money market accounts	255	(717)	(462)
NOW accounts	56	(11)	45
Certificates of deposit	229	(1,429)	(1,200)

Total interest-bearing deposits	788	(2,771)	(1,983)
FHLB advances	(758)	(395)	(1,153)
Other interest-bearing liabilities	139	(272)	(133)

Total interest-bearing liabilities	169	(3,438)	(3,269)

Change in net interest income	$6,809	$(3,443)	$3,366

(1)   Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $3.4 million, or 6.4%, to $56.2 million for the year ended December 31, 2012 from $52.8 million for 2011 as a result of an increase in average interest earning assets partially offset by net interest margin compression. Total average interest-earning assets increased $123.9 million, or 8.2%, to $1.63 billion for the year ended December 31, 2012 mainly due to growth in loans offset by decreases in investment securities and other interest-earning assets. Net interest margin decreased 6 basis points to 3.45% for the for the year ended December 31, 2012 from 3.51% for the prior year period primarily attributable to the downward repricing of certain fixed rate loans and investments as a result of the lower interest rate environment. These items were partially offset by lower funding costs.

Interest Income.    Interest income increased $97,000, or 0.1%, to $71.2 million for the year ended December 31, 2012 from $71.1 million for the prior year due to an increase in average interest-earning assets partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 36 basis points to 4.37% in connection with the lower interest rate environment. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense.    Interest expense decreased $3.3 million, or 17.9%, to $15.0 million for the year ended December 31, 2012 from $18.3 million for the prior year due to a decrease in the average rate paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined 37 basis points to 1.19% for the year ended December 31, 2012 reflecting the repricing of savings, money market, NOW account and certificate of deposit balances in response to the lower interest rate environment and pay downs of higher-rate FHLB advances. Average interest-bearing liabilities increased $87.6 million, or 7.5%, to $1.26 billion for the year ended December 31, 2012 reflecting growth in interest-bearing deposits offset in part by the pay down of FHLB advances. Total average interest-bearing deposits increased $105.5 million, or 10.7%, to $1.10 billion for the year ended December 31, 2012 due to growth in savings, money market and NOW account balances attributable to the NEBS acquisition as well as attractive products, competitive pricing and excellent customer service

Provision for Loan Losses.    We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the size and composition of the loan portfolio, trends in non-performing loans, classified assets and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $3.1 million for the year ended December 31, 2012 as compared to $3.2 million for 2011. The allowance for loan losses was $12.1 million, or 0.67% of loans outstanding, at December 31, 2012. The provision was lower in 2012 despite an increase in the loan portfolio due to the acquisition of NEBS. As discussed in Note C to the Consolidated Financial Statements, the loans acquired from NEBS were recorded at their market value as of the acquisition date. Therefore no provision for losses were added for these loans during 2012.

Non-interest Income.    Non-interest income increased $1.3 million, or 13.6%, to $10.6 million for the year ended December 31, 2012. Excluding impairment charges on securities of $202,000 in 2012 and $99,000 in 2011, and gains on sales and calls of securities of $254,000 in 2012, non-interest income would have increased $1.1 million, or 12.0%. Gains from sales of loans increased $371,000, or 135.4%, due to an increase in the volume of loan sales and improved pricing. Fee income on depositors’ accounts increased $368,000, or 6.6%, reflecting growth in transaction accounts and volume. Income from bank-owned life insurance increased $183,000, or 11.1%, due to the purchase of $10.0 million of insurance policies in the second quarter of 2011 and the addition of policies acquired in the NEBS merger. Wealth management income increased $107,000, or 11.6%, as a result of growth in commissions from annuity sales and fees from assets under management.

Non-interest Expense.    Non-interest expense increased $12.2 million, or 27.6%, to $56.2 million for the year ended December 31, 2012, from $44.1 million for the prior year. Excluding acquisition-related expenses of $5.0 million and a $4.5 million ESOP termination expense incurred in 2012, total non-interest expense would have increased $2.7 million, or 6.2%. Total salaries and benefits increased $1.7 million, or 6.9%, mainly driven by annual wage increases, additional costs incurred in the fourth quarter of 2012 to operate the NEBS franchise and staffing costs associated with a new loan production office and a new branch, partially offset by lower stock-based compensation. Data processing expense increased $630,000, or 15.9%, primarily due to increases in fees paid to the Bank’s core processor as a result of the increased number of loan and deposit accounts related to the acquisition of NEBS. Occupancy expense increased $454,000, or 13.7%, largely attributable to expenses related to the new NEBS branches. These items were partially offset by decreases of $288,000, or 13.2%, in professional services and $143,000, or 8%, in marketing expenses. These decreases were the result of efforts undertaken to control non-interest expense.

Income Tax Expense.    Income tax expense increased $117,000 to $3.8 million for the year ended December 31, 2012 from $3.7 million for the comparable 2011 period primarily due to a higher effective tax rate offset by lower pre-tax net income. The effective tax rate increased from 24.8% in the 2011 period to 51.1% for the year ended December 31, 2012 largely as a result of non-deductible merger related and ESOP termination expenses incurred in 2012.

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

	Years Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$317,445	$15,643	4.93%	$322,241	$17,308	5.37%
Commercial real estate	464,438	27,724	5.97%	459,901	28,958	6.30%
Home equity loans	138,440	5,273	3.81%	139,633	5,730	4.10%
Commercial and industrial	169,078	8,617	5.10%	155,036	8,306	5.36%
Consumer and other	17,518	963	5.50%	22,201	1,252	5.64%

Total loans (2)	1,106,919	58,220	5.26%	1,099,012	61,554	5.60%
Investment securities	351,074	12,728	3.63%	301,542	12,238	4.06%
Other interest-earning assets	46,150	126	0.27%	49,498	66	0.13%

Total interest-earning assets	1,504,143	71,074	4.73%	1,450,052	73,858	5.09%
Noninterest-earning assets (3)	95,739			86,042

Total assets	$1,599,882			$1,536,094

Interest-bearing liabilities:
Savings accounts	$232,284	1,694	0.73%	$185,336	1,679	0.91%
Money market accounts	276,249	1,963	0.71%	236,158	2,121	0.90%
NOW accounts	42,220	159	0.38%	38,224	199	0.52%
Certificates of deposit	440,047	8,633	1.96%	456,039	9,848	2.16%

Total interest-bearing deposits	990,800	12,449	1.26%	915,757	13,847	1.51%
FHLB advances	132,501	4,513	3.41%	167,566	5,765	3.44%
Other interest-bearing liabilities	49,964	1,299	2.60%	51,004	1,335	2.62%

Total interest-bearing liabilities	1,173,265	18,261	1.56%	1,134,327	20,947	1.85%
Demand deposits	190,136			168,189
Other noninterest-bearing liabilities	10,138			9,971

Total liabilities	1,373,539			1,312,487
Stockholders’ equity	226,343			223,607

Total liabilities and stockholders’ equity	$1,599,882			$1,536,094

Net interest income		$52,813			$52,911

Interest rate spread (4)			3.17%			3.26%
Net interest-earning assets (5)	$330,878			$315,725

Net interest margin (6)			3.51%			3.65%
Average interest-earning assets to average interest-bearing liabilities			128.20%			127.83%

(1)	Includes loans held for sale.

(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.

(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

Non-interest Income.    Non-interest income increased $637,000, or 7.3%, to $9.4 million for the year ended December 31, 2011. Excluding impairment charges on securities of $99,000 in 2011 and $145,000 in 2010, and losses on sales and calls of securities of $185,000 in 2010, non-interest income would have increased $406,000, or 4.5%. Income from bank-owned life insurance increased $252,000, or 18.1%, due to the purchase of $10.0 million of insurance policies in the second quarter of 2011. Fee income on depositors’ accounts increased $227,000, or 4.3%, due to higher ATM and debit card income in connection with growth in transaction accounts and volume. Wealth management income increased $165,000, or 21.9%, as a result of growth in commissions from annuity sales and fees from assets under management. These items were offset in part by a $299,000 reduction in gains from sales of loans due to a decrease in the volume of loan sales.

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

Economic Value of Equity Simulation Analysis.    We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term residential real estate, home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations; and (vi) selling thirty-year fixed rate residential real estate loans. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at December 31, 2012 and 2011.

Net Interest Income At-Risk
Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII (December 31, 2012)	Estimated Increase (Decrease) in NII (December 31, 2011)

-100	(3.3)%	(3.9)%
Stable	0.0%	0.0%
+200	2.0%	(0.3)%

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

Economic Value of Equity Simulation Analysis.    We also analyze the amounts by which the net present value of an institution’s cash flows from assets, liabilities and off balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The model has estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, an economic value of equity calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

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

	December 31, 2012
Change in Interest Rates (basis points) (1)	Estimated EVE (2)			EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
		Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$253,448	$(58,910)	(19)%	11.31%	(169)
+200	290,998	(21,360)	(7)	12.64	(36)
+100	311,510	(848)	-	13.22	22
0	312,358	-	-	13.00	-
-100	317,039	4,681	2	12.99	(1)

	December 31, 2011
Change in Interest Rates (basis points) (1)	Estimated EVE (2)			EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
		Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$183,875	$(53,540)	(23)%	12.06%	(241)
+200	213,647	(23,768)	(10)	13.61	(86)
+100	231,936	(5,479)	(2)	14.42	(6)
0	237,415	—	-	14.47	-
-100	239,393	1,978	1	14.38	(10)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at December 31, 2012 and 2011, in the event of a 300 basis point increase in interest rates, United Bank would experience a 19% and 23%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at December 31, 2012 and 2011, United Bank would experience a 2% and 1%, respectively, increase in economic value of equity.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and sales of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as liquid assets less short-term liabilities) of 10% or greater. At December 31, 2012, our liquidity ratio was 13.29%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $30.7 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $294.3 million and $83.0 million, respectively, at December 31, 2012. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $180.9 million from the Federal Home Loan Bank of Boston. On that date, we had $140.6 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2012, we had $64.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $308.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $380.6 million, or 20.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements and brokered deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2012, we originated $445.4 million of loans and purchased $99.2 million of securities. In 2011, we originated $280.2 million of loans and purchased $96.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $618.2 million and $56.7 million for the years ended December 31, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances increased $35.7 million for the year ended December 31, 2012 to fund loan growth and decreased $46.9 million for the year ended December 31, 2011, reflecting the use of cash flows received from the loan and investment portfolios to pay down maturing Federal Home Loan Bank advances. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term commercial real estate loans and one- to four-family residential mortgage loans with Federal Home Loan Bank advances. United Bank’s unused borrowing capacity with the Federal Home Loan Bank of Boston, excluding its available line of credit balance of $12.0 million at December 31, 2012 and 2011, was approximately $28.3 million at December 31, 2012 and $107.1 million at December 31, 2011. At December 31, 2012 and 2011, United Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets as well as the Federal Reserve Bank discount window. United Bank’s unused borrowing capacity with the FRB was approximately $78.5 million at December 31, 2012.

The Company is a separate legal entity from United Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. At December 31, 2012, the Company had liquid assets of $16.6 million.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See Item 1. “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note P of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$380,626	$253,428	$67,061	$-	$701,115
Federal Home Loan Bank advances	69,913	13,000	42,690	15,000	140,603
Repurchase agreements	49,229	-	-	20,000	69,229
Subordinated debentures	-	-	-	11,732	11,732
Standby letters of credit	3,573	-	-	-	3,573
Operating leases	2,134	4,316	3,536	11,487	21,473
Capitalized leases	423	847	848	5,228	7,346
Future benefits to be paid under retirement plans	3,690	162	1,530	5,398	10,780

Total	$509,588	$271,753	$115,665	$68,845	$965,851

Commitments:
Commitments to extend credit	$412,595	$-	$-	$-	$412,595
Investment in venture capital fund	300	-	-	-	300
Investment in low income tax credit fund	2,429	413	-	-	2,842

Total	$415,324	$413	$-	$-	$415,737

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. This ASU was adopted in the first quarter of 2012 and did not have an impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation. See the Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. This ASU was adopted in the first quarter of 2012 and did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires new and expanded disclosures for individually material multi-employer pension plans. This ASU was adopted for the year ended December 31, 2012. See Note M to the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this ASU for the year ended December 31, 2012 and it did not have a material impact on the Company’s consolidated financial statements.

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

For information regarding market risk, see Item 7 - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of United Financial Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2013

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors of

United Financial Bancorp, Inc.

We have audited the accompanying consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows of United Financial Bancorp, Inc. and subsidiary for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Financial Bancorp, Inc. and subsidiary for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 14, 2011

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in thousands except per share amounts)

	2012	2011
ASSETS
Cash and due from banks	$28,972	$20,112
Interest-bearing deposits	1,707	41,406

Total cash and cash equivalents	30,679	61,518
Securities available for sale, at fair value	294,322	221,813
Securities held to maturity, at amortized cost (fair value of $85,674 at December 31, 2012 and $118,311 at December 31, 2011)	82,986	115,897
Loans held for sale	632	53
Loans, net of allowance for loan losses of $12,089 at December 31, 2012 and $11,132 at December 31, 2011	1,807,401	1,112,941
Other real estate owned	2,578	2,054
Accrued interest receivable	6,790	4,846
Deferred tax asset, net	20,178	14,006
Stock in the Federal Home Loan Bank of Boston	18,554	15,365
Premises and equipment, net	25,064	16,438
Bank-owned life insurance	52,876	40,688
Goodwill	39,852	8,192
Other assets	20,391	9,941

TOTAL ASSETS	$2,402,303	$1,623,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,540,873	$1,024,073
Non-interest-bearing	307,302	205,902

Total deposits	1,848,175	1,229,975
Short-term borrowings	79,229	17,260
Long-term debt	133,969	126,857
Subordinated debentures	9,630	5,539
Escrow funds held for borrowers	4,315	2,103
Capitalized lease obligations	4,711	4,874
Accrued expenses and other liabilities	15,085	9,783

Total liabilities	2,095,114	1,396,391

Commitments and contingencies (Notes F and N)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; shares issued: 24,266,428 at December 31, 2012 and 18,706,933 at December 31, 2011	243	187
Paid-in capital	272,822	182,433
Retained earnings	87,153	89,019
Unearned compensation	-	(10,047)
Treasury stock, at cost (4,114,310 shares at December 31, 2012 and 2,994,036 shares at December 31, 2011)	(58,430)	(40,983)
Accumulated other comprehensive income, net of taxes	5,401	6,752

Total stockholders’ equity	307,189	227,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,402,303	$1,623,752

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Net Income

December 31, 2012, 2011 and 2010

(Dollars in thousands except per share amounts)

	2012	2011	2010
Interest and dividend income:
Loans	$60,401	$58,220	$61,554
Investments	10,544	12,728	12,238
Other interest-earning assets	226	126	66

Total interest and dividend income	71,171	71,074	73,858

Interest expense:
Deposits	10,466	12,449	13,847
Short-term borrowings	60	123	229
Long-term debt	4,466	5,689	6,871

Total interest expense	14,992	18,261	20,947
Net interest income before provision for loan losses	56,179	52,813	52,911
Provision for loan losses	3,139	3,242	2,285

Net interest income after provision for loan losses	53,040	49,571	50,626

Non-interest income:
Fee income on depositors’ accounts	5,922	5,554	5,327
Wealth management income	1,026	919	754
Income from bank-owned life insurance	1,825	1,642	1,390
Net gain on sales of loans	645	274	573
Net gain (loss) on sales/calls of securities	254	1	(185)
Impairment charges on securities	(202)	(99)	(145)
Other income	1,153	1,062	1,002

Total non-interest income	10,623	9,353	8,716

Non-interest expense:
Salaries and benefits	26,533	24,818	24,056
Occupancy expenses	3,771	3,317	3,397
Marketing expenses	1,654	1,797	2,091
Data processing expenses	4,600	3,970	4,099
Professional fees	1,886	2,174	1,812
ESOP plan termination expense	4,482	-	-
Acquisition related expenses	4,952	-	1,148
FDIC insurance assessments	1,135	1,029	1,470
Other expenses	7,227	6,957	5,768

Total non-interest expense	56,240	44,062	43,841

Income before provision for income taxes	7,423	14,862	15,501

Provision for income tax expense	3,795	3,678	5,469

Net income	$3,628	$11,184	$10,032

Earnings per share:
Basic	$0.24	$0.75	$0.66
Diluted	$0.24	$0.74	$0.65

Weighted average shares outstanding:
Basic	15,234,896	14,929,714	15,302,505
Diluted	15,421,777	15,198,702	15,394,761

Dividends paid per share	$0.38	$0.34	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Net Income	$3,628	$11,184	$10,032

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains on availible-for-sale securities	$(1,605)	$3,026	$(920)
Reclassification adjustment for (gains) losses realized in income	(89)	(1)	142

Net change in unrealized gains	(1,694)	3,025	(778)
Tax effect	633	(1,198)	351

Net of tax amount	(1,061)	1,827	(427)

Pension liability components:
Pension liability for retirement plans	19	(61)	(279)
Pension liability adjustment	(406)	152	151

Net change in pension liability	(387)	91	(128)
Tax effect	97	(24)	55

Net of tax amount	(290)	67	(73)

Total other comprehensive income (loss)	(1,351)	1,894	(500)

Comprehensive income	$2,277	$13,078	$9,532

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

December 31, 2012, 2011 and 2010

(Dollars in thousands except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	16,838,598	$187	$178,666	$77,456	$(11,441)	$(24,980)	$5,358	$225,246
Net income	-	-	-	10,032	-	-	-	10,032
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	(427)	(427)
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	(73)	(73)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(28,061)	-	-	-	-	(401)	-	(401)
Tax benefit from Management Retention Plan vesting	-	-	115	-	-	-	-	115
Tax withheld on options exercised	-	-	(29)	-	-	-	-	(29)
Reissuance of treasury shares in connection with stock options exercised	82,495	-	(1,087)	-	-	1,087	-	-
Cash dividends paid ($0.30 per share)	-	-	-	(4,589)	-	-	-	(4,589)
Treasury stock purchases	(783,926)	-	-	-	-	(10,646)	-	(10,646)
Stock-based compensation	-	-	2,383	-	-	-	-	2,383
ESOP shares committed to be released	-	-	274	-	691	-	-	965

Balances at December 31, 2010	16,109,106	187	180,322	82,899	(10,750)	(34,940)	4,858	222,576
Net income	-	-	-	11,184	-	-	-	11,184
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	1,827	1,827
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	67	67
Shares repurchased in connection with restricted stock forfeited for tax purposes	(26,411)	-	-	-	-	(403)	-	(403)
Restricted shares forfeited	(10,910)	-	181	-	-	(181)	-	-
Cash paid for in the money stock options exercised			(2)					(2)
Excess tax benefit on stock compensation plans	-	-	91	-	-	-	-	91
Cancellation of shares for tax withholdings on options exercised	-	-	(55)	-	-	-	-	(55)
Reissuance of treasury shares in connection with stock options exercised	14,820	-	(110)	(11)	-	210	-	89
Reissuance of treasury shares in connection with stock warrants exercised	35,091	-	-	(28)	-	454	-	426
Reissuance of treasury shares in connection with restricted stock grants	17,500	-	(296)	42	-	254	-	-
Cash dividends paid ($0.34 per share)	-	-	-	(5,067)	-	-	-	(5,067)
Treasury stock purchases	(426,299)	-	-	-	-	(6,377)	-	(6,377)
Stock-based compensation	-	-	1,891	-	-	-	-	1,891
ESOP shares committed to be released	-	-	411	-	703	-	-	1,114

Balances at December 31, 2011	15,712,897	187	182,433	89,019	(10,047)	(40,983)	6,752	227,361
Net income	-	-	-	3,628	-	-	-	3,628
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	(1,061)	(1,061)
Adjustments to pension and other post-retirement benefit plans, net of reclassification adjustments and taxes	-	-	-	-	-	-	(290)	(290)
Shares issued pursuant to the acquisition of NEBS	5,559,495	56	81,430	-	-	-	-	81,486
Shares repurchased in connection with restricted stock forfeited for tax purposes	(14,934)	-	-	-	-	(205)	-	(205)
Restricted shares forfeited	(11,000)	-	151	-	-	(151)	-	-
Excess tax benefit on stock compensation plans	-	-	29	-	-	-	-	29
Cancellation of shares for tax withholdings on options exercised	-	-	(102)	-	-	-	-	(102)
Reissuance of treasury shares in connection with stock options exercised	26,596	-	(259)	(10)	-	366	-	97
Reissuance of treasury shares in connection with restricted stock grants	29,500	-	(445)	37	-	408	-	-
Cash dividends paid ($0.38 per share)	-	-	-	(5,521)	-	-	-	(5,521)
Treasury stock purchases	(357,415)	-	-	-	-	(5,455)	-	(5,455)
Stock-based compensation	-	-	1,453	-	-	-	-	1,453
ESOP shares committed to be released	-	-	392	-	697	-	-	1,089
ESOP plan termination – New England Bank	(128,469)	-	2,161	-	-	(1,963)	-	198
ESOP plan termination – United Bank	(664,552)	-	5,579	-	9,350	(10,447)	-	4,482

Balances at December 31, 2012	20,152,118	$243	$272,822	$87,153	$-	$(58,430)	$5,401	$307,189

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$3,628	$11,184	$10,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,139	3,242	2,285
ESOP expense	5,769	1,114	965
Stock-based compensation	1,453	1,891	2,383
Excess tax benefits on stock compensation plan	(29)	(91)	(115)
Amortization of premiums and discounts	2,209	1,654	1,355
Depreciation and amortization	1,865	1,320	1,516
Amortization of intangible assets	179	101	110
Provision for other real estate owned	-	130	37
Loans originated for sale	(18,127)	(11,267)	(17,423)
Proceeds from sales of loans held for sale	18,193	11,488	17,906
Net gain on sales of loans	(645)	(274)	(573)
Net loss (gain) on sale and writedown of other real estate owned	573	48	(122)
Net gain on sale of property and equipment	(7)	-	-
Net (gain) loss on sale/call of available for sale securities	(254)	(1)	185
Impairment charges on securities	202	99	145
Deferred tax (benefit) provision	(1,186)	(4,199)	672
Net increase in cash surrender value of bank-owned life insurance	(1,622)	(1,508)	(704)
(Increase) decrease in accrued interest receivable	(35)	59	304
(Increase) decrease in other assets	(1,138)	1,371	(1,523)
Increase in accrued expenses and other liabilities	3,457	917	645

Net cash provided by operating activities	17,624	17,278	18,080

Cash flows from investing activities:
Purchases of securities available for sale	(97,785)	(82,614)	(49,283)
Proceeds from sales of securities available for sale	6,216	-	11,586
Proceeds from calls, maturities and principal repayments of securities available for sale	69,899	66,253	76,679
Purchases of securities held to maturity	(1,455)	(13,432)	(90,876)
Proceeds from maturities, calls and principal repayments of securities held to maturity	33,143	28,780	20,723
Decrease in investment in short-term time deposits	-	-	1,096
Redemption of Federal Home Loan Bank of Boston stock	911	-	-
Proceeds from sales of other real estate owned	2,053	1,843	1,681
Net loan (originations), (purchases) and principal repayments	(145,295)	(52,525)	35,624
Proceeds from sales of loans	-	-	9,725
Purchases of property and equipment	(4,570)	(2,180)	(1,134)
Cash provided by business combination	68,908	-	-
Proceeds from sale of property and equipment	85	-	-
Purchases of bank-owned life insurance	-	(10,000)	-

Net cash (used in) provided by investing activities	(67,890)	(63,875)	15,821

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Concluded)

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	21,206	86,674	104,374
Net change in short-term borrowings	36,135	(3,769)	(36,274)
Proceeds from issuance of long-term debt	24,759	10,440	-
Repayment of long-term debt, net of amortization of discount	(51,255)	(56,799)	(24,775)
Net increase (decrease) in escrow funds held for borrowers	163	204	(78)
Payments on capitalized lease obligation	(424)	(406)	(406)
Excess tax benefits on stock compensation plans	29	91	115
Cancellation of shares for tax withholdings on options exercised	(102)	(55)	(29)
Reissuance of treasury shares in connection with restricted stock warrants	-	426	-
Reissuance of treasury shares in connection with stock options exercised	97	89	-
Treasury stock purchases	(5,660)	(6,780)	(11,047)
Cash paid for in the money stock options exercised	-	(2)	-
Cash dividends paid	(5,521)	(5,067)	(4,589)

Net cash provided by financing activities	19,427	25,046	27,291

(Decrease) increase in cash and cash equivalents	(30,839)	(21,551)	61,192
Cash and cash equivalents at beginning of year	61,518	83,069	21,877

Cash and cash equivalents at end of year	$30,679	$61,518	$83,069

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$16,021	$19,020	$22,378
Income taxes – net	2,460	5,073	4,648
Non-cash items:
Transfer of loans to other real estate owned	$1,679	$2,539	$1,587
Trade date accounting for securities purchased	-	(3,002)	3,002
Transfer of treasury shares to pay-off ESOP loan	12,410	-	-
In conjunction with the purchase acquisition detailed in Note C to the Consolidated Financial Statements:
Fair value of assets acquired, net of cash acquired	$676,888	$-	$-
Goodwill and core deposit	35,390	-	-
Fair value of liabilities assumed	664,310	-	-
Shares issued	81,430	-	-

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary, United Bank (the “Bank”). UCB Securities, Inc. and UCB Securities, Inc. II are subsidiaries of the Bank and are engaged in buying, selling and holding of securities. UB Properties, LLC and VB REO, LLC are subsidiaries of the Bank formed to hold real estate assets acquired through foreclosure. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company”.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, other than temporary impairment of securities, goodwill, fair value of financial instruments, and income taxes.

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

December 31, 2012, 2011 and 2010

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

OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock

The Company, as a member of the Federal Home Loan Bank of Boston (the “FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews its investment in FHLBB stock for other than temporary impairment based upon an assessment of the ultimate recoverability of the par value. Management concluded that no other-than-temporary impairment charge was necessary as of December 31, 2012.

Significant Group Concentrations of Credit Risk

A substantial portion of the Company’s loans are secured by real estate in Hampden, Hampshire and Worcester Counties of Massachusetts and Hartford, Tolland and New Haven Counties of Connecticut. Accordingly, the ultimate collectability of the Company’s loan portfolio is susceptible to changing conditions in these market areas. Note E discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loans

The Company’s loan portfolio includes commercial and industrial (“C & I”), commercial real estate, construction, business banking C & I and commercial real estate, residential real estate, home equity and consumer segments. Loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses.

Interest on most loans is included in income as earned based upon interest rates applied to unpaid principal using the simple interest method. Accrual of interest on loans is discontinued when in the judgment of management the collectibility of principal or interest becomes doubtful or when a loan becomes contractually past due 90 days with respect to principal or interest. Past due status is based on the contractual terms of the loan. The accrual of interest on residential mortgage loans, however, may continue even though they are 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

When a loan is placed on non-accrual status, all interest previously accrued is reversed against current period interest income. Interest subsequently received on non-accrual loans is either applied against principal or recorded as income based on management’s judgment as to the collectibility of principal. Interest accruals are resumed on such loans only when they are brought fully current as to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield. In addition, discounts related to fair value adjustments for loan receivables acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of yield. If acquired loans experience credit quality deterioration after acquisition, the Company evaluates the difference between the contractually required payments at acquisition and the cash flows expected to be collected. Changes in the expected cash flows from the date of acquisition will impact the accretable yield and may also result in a charge to the provision for loan losses to the extent the cash flow shortfall is greater than the non-accretable difference.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The allowance consists of specific, general and unallocated components, as further described below.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Specific component

The specific component relates to loans that are classified as impaired. A specific allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of the loan. Groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential real estate, home equity and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

The Company has established a Business Banking unit within its Commercial Lending Department. The portfolio is made up of both commercial and industrial loans less than $250 and commercial real estate loans less than $500 which are managed by exception. This grouping of loans is considered a homogenous pool of loans and collectively evaluated for impairment. Accordingly, the Company does not separately identify individual loans within this unit for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

General component

The general component is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: C&I, commercial real estate, construction, business banking C&I and commercial real estate, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses. In the second quarter of 2012, management made refinements to its allowance for loan loss methodology to incorporate the establishment of the Business Banking unit into the Company’s approach. This refinement did not have a significant effect on the loan loss provision or the total allowance for loan loss.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The qualitative factors are determined based on the various risk characteristics of each loan segment. Relevant risk characteristics are as follows:

Commercial and industrial loans (including business banking) – Loans in these segments are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, may have an effect on the credit quality in these loan segments.

Commercial real estate (including business banking) – Loans in these segments include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located in our primary market area. The cash flows of the income-producing investment properties may be adversely impacted by a downturn in the economy as vacancy rates may increase, which in turn, will have an effect on credit quality. Generally management obtains annual financial information for borrowers with loans in excess of $250 in these segments. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending may have an adverse effect on credit quality.

Construction loans – Loans in this segment primarily include land loans to local individuals, contractors and developers for developing the land for sale or for making improvements thereon. Repayment is derived from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects we finance which in most cases have an interest-only phase during construction and then convert to permanent financing. Credit risk is affected by cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Residential real estate – Loans in this segment are made to and secured by one- to four-family owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan class. The Company generally does not originate loans with a loan-to-value ratio greater than 95 percent and does not originate subprime loans.

Home equity loans – Loans in this segment are made to and secured by one- to four-family owner occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan segment.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Consumer loans – Loans in this segment may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile or mobile home). Therefore, the overall health of the economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan segment.

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

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Reserve for Unfunded Commitments

The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $213 and $0 at December 31, 2012 and 2011.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is assessed for impairment annually as of the end of November or more frequently if circumstances warrant.

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, that the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2012, management determined that it was not more likely than not that the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, the following two-step process would have been completed to determine the impairment and necessary write-down of goodwill.

The first step (“Step 1”) is used to identify potential impairment, and involves comparing the reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of impairment is deemed to exist and a second step is performed to measure the amount of such impairment, if any. The second step (“Step 2”) involves calculating the implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how the amount of goodwill is determined in a business combination (i.e. by measuring the excess of the estimated fair value, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as of the impairment testing date). If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, no impairment exists. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to such excess. An impairment loss cannot exceed the carrying amount of goodwill, and the loss (write-down) establishes a new carrying amount for the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions related to goodwill impairment.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value net of any deferred fees or loans. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

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

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Retirement Benefits

The Company has established a defined contribution plan for eligible employees. The Company matches employee contributions up to 5% of an employee’s qualified compensation.

In 2007, the Company established an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain employees that provides benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. This plan is nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Company; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor. The Company recognizes the plan’s under-funded status as a liability with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”) to the extent not previously recognized in earnings. Actuarial gains and losses and prior service costs or credits are recognized as a component of AOCI.

As part of the acquisition of New England Bancshares, Inc. (further described in Note C), the Company assumed a defined benefit multi-employer pension plan. Disclosures for this plan are made in Note M.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax bases of the Company’s assets and liabilities and certain tax carryforwards at enacted tax rates.

The provision for deferred income taxes is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2012 or 2011 for deferred tax assets.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company reports interest and penalties associated with tax obligations in other non-interest expense. The Company does not have any uncertain tax positions at December 31, 2012 and 2011 which require accrual or disclosure.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2012. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2009 are open.

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

Employee Stock Ownership Plan

The Company’s ESOP was terminated on December 31, 2012. Prior to this, compensation expense for the ESOP was recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognized compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP was reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP was recorded as an adjustment to additional paid-in capital. Cash dividends received on shares held in suspense were applied to the scheduled annual debt payment.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The components of accumulated other comprehensive income are as follows:

December 31, 2012:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$10,147	$3,847	$6,300
Pension liability	(1,432)	(533)	(899)

Total accumulated other comprehensive income	$8,715	$3,314	$5,401

December 31, 2011:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$11,841	$4,480	$7,361
Pension liability	(1,045)	(436)	(609)

Total accumulated other comprehensive income	$10,796	$4,044	$6,752

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

December 31, 2012, 2011 and 2010

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. This ASU was adopted in the first quarter of 2012 and did not have an impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation. See the Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. This ASU was adopted in the first quarter of 2012 and did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires new and expanded disclosures for individually material multi-employer pension plans. This ASU was adopted for the year ended December 31, 2012. See Note M to the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Concluded

is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this ASU for the year ended December 31, 2012 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics. This ASU was effective upon issuance, and it did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections. This ASU is intended to clarify the Codification to correct unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and non-public entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE B – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances amounted to $6,990 and $1,321, respectively.

NOTE C – ACQUISITION

On November 16, 2012, the Company acquired New England Bancshares, Inc. (“NEBS”), the holding company for New England Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The final consideration paid in the transaction to stockholders of NEBS consisted of 5,559,495 shares of United Financial common stock and $2,337 in cash, including $2,318 paid to holders of options to purchase NEBS shares. Based upon the Company’s $14.24 per share closing price on November 16, 2012, the transaction was valued at approximately $81,504.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations.” (ASC 805). Accordingly, the Company recorded merger and acquisition expenses totaling $4,952 during the year ended December 31, 2012. The Company’s results of operations include NEBS from the date of acquisition. Additionally, ASC 805 requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

Assets:
Cash	$68,926
Investments	53,430
Loans	553,983
Premises and equipment	5,985
Goodwill	31,660
Core deposit intangible	3,730
Other real estate owned	1,471
Other assets	26,629

Total Assets Acquired	745,814
Liabilities:
Deposits	596,994
Borrowings	63,533
Other liabilities	3,783

Total Liabilities Assumed	664,310

Net Assets Acquired	$81,504

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE C – ACQUISITION – Concluded

As noted above, the Company acquired loans with a fair value of $553,983. Included in this amount was $9,911 of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non-accretable credit discount of $2,870, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date.

The following summarizes the unaudited pro forma results of operations as if the Company acquired NEBS on January 1, 2011. The NEBS results for 2012 includes activity through November 16, 2012.

	Years Ended December 31,
	2012		2011
Net interest income before provision for loan losses	$76,138		$78,231
Net income	12,366	(1, 2)	16,609
Earnings per share - basic	0.61	(2)	0.81
Earnings per share - diluted	0.61	(2)	0.80

(1)	Net income excludes the $4,952 in acquisition related expenses, net of the $616 tax effect. Net income for NEBS excludes $7,352 of merger related expenses net of the $1,933 tax effect of these expenses.

(2)	Excluding the $4,482 ESOP termination expense, $207 FHLBB prepayment penalties, and $202 other-than-temporary impairment charge, net of the $44 tax effect of these items, net income would have been $17,213. Basic and diluted EPS would have been $0.85 and $0.84, respectively. These are non-GAAP financial measures presented for comparative purposes only. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized
		Gain	Losses	Fair Value
Securities Available for Sale

December 31, 2012:
Debt Securities:
Government-sponsored enterprises	$3,234	$2	$(3)	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	248,370	9,836	(444)	257,762
Private label mortgage-backed securities	2,568	54	(56)	2,566
Municipal bonds	28,713	595	(481)	28,827
Corporate bonds	1,290	644	-	1,934

Total	$284,175	$11,131	$(984)	$294,322

Securities Available for Sale

December 31, 2011:
Debt Securities:
Government-sponsored enterprises	$187	$5	$-	$192
Government-sponsored and government-guaranteed mortgage-backed securities	198,446	11,047	-	209,493
Private label mortgage-backed securities	2,127	68	(17)	2,178
Municipal bonds	7,759	625	-	8,384
Corporate bonds	1,453	244	(131)	1,566

Total	$209,972	$11,989	$(148)	$221,813

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Continued

	Amortized Cost	Unrealized
		Gain	Losses	Fair Value
Securities Held to Maturity
December 31, 2012:
Government-sponsored and government- guaranteed mortgage-backed securities	$57,986	$2,214	$-	$60,200
Private label mortgage-backed securities	79	2	-	81
Industrial revenue bonds	18,847	-	-	18,847
State of Israel bonds	150	-	-	150
Municipal bonds	5,924	472	-	6,396

Total	$82,986	$2,688	$-	$85,674

Securities Held to Maturity
December 31, 2011:
Government-sponsored and government- guaranteed mortgage-backed securities	$89,955	$2,026	$(32)	$91,949
Private label mortgage-backed securities	163	4	-	167
Industrial revenue bonds	19,000	-	-	19,000
State of Israel bonds	150	-	-	150
Municipal bonds	6,629	416	-	7,045

Total	$115,897	$2,446	$(32)	$118,311

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.

As of December 31, 2012, the Bank has pledged securities with an amortized cost of $139,995 and a fair value of $146,560 to secure municipal deposits, reverse repurchase agreements, treasury, tax and loan deposits at the Federal Reserve Bank of Boston and customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note H.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Continued

Gross unrealized losses and fair values at December 31, 2012 and 2011 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
2012:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,998	$(3)	$-	$-	5	$1,998	$(3)
Government-sponsored and government- guaranteed mortgage-backed securities	41,537	(444)	-	-	81	41,537	(444)
Private label mortgage-backed securities	1,671	(56)	-	-	9	1,671	(56)
Municipal bonds	16,293	(481)	-	-	38	16,293	(481)

Total	$61,499	$(984)	$-	$-	133	$61,499	$(984)

There were no securities classified as held to maturity in an unrealized loss position as of December 31, 2012.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
2011:
Securities Available for Sale
Debt Securities:
Private label mortgage-backed securities	$-	$-	$614	$(17)	1	$614	$(17)
Corporate bonds	-	-	198	(131)	1	198	(131)

Total	$-	$-	$812	$(148)	2	$812	$(148)

Securities Held to Maturity
Government-sponsored and government- guaranteed mortgage-backed securities	$7,444	$(32)	$-	$-	2	$7,444	$(32)

Total	$7,444	$(32)	$-	$-	2	$7,444	$(32)

Management evaluated the securities in the preceding table and recognized a pre-tax, non-cash charge of $165 for the year ended December 31, 2012 for other-than-temporary impairment (“OTTI”) of a corporate bond. Management based its assessment on the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information. The OTTI charge was credit related and charged to earnings, with no amount recognized in other comprehensive income. Management has concluded that no other securities have experienced impairments that are other-than-temporary. In 2011, management determined that no declines in the fair value of the Company’s security portfolio were deemed to represent OTTI.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2012	2011	2010
Proceeds from sales/calls	$7,846	$2,500	$11,586
Gross gains	267	1	88
Gross losses	(13)	-	(273)

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2012, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$384	$385	$25	$25
Due from one year to five years	1,523	1,527	597	619
Due from five years to ten years	14,779	15,083	1,728	1,861
Due after ten years	16,551	16,999	22,571	22,888

	33,237	33,994	24,921	25,393
Mortgage-backed securities	250,938	260,328	58,065	60,281

	$284,175	$294,322	$82,986	$85,674

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET

The components of loans are as follows at December 31:

	2012	2011
Commercial:
Commercial and industrial	$306,192	$176,086
Commercial real estate	814,692	450,180
Construction	52,778	30,271
Consumer:
Residential real estate	441,874	314,839
Home equity loans	179,039	135,518
Consumer	21,501	14,985

Total loans	1,816,076	1,121,879
Net deferred loan costs and fees	3,414	2,194
Allowance for loan losses	(12,089)	(11,132)

Loans, net	$1,807,401	$1,112,941

The Company’s lending activities are conducted principally in Hampden, Hampshire and Worcester counties of Massachusetts and Hartford, Tolland and New Haven counties of Connecticut. The Company originates single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties. Most loans originated by the Company are collateralized by real estate. The Company also from time-to-time purchases commercial loans secured by real estate. The ability and willingness of the single family residential, commercial and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

The Company has transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2012 and 2011, the Company was servicing loans for participants aggregating $57,722 and $43,780, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

As of December 31, 2012, there were two transfers of financial assets accounted for as a secured borrowing in the amount of $2,444. At December 31, 2011, there was one transfer of a financial asset accounted for as a secured borrowing in the amount of $440. Secured borrowings are accounted for as long-term debt on the consolidated balance sheets.

Certain officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness, in the form of loans, as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2012	2011
Beginning balance	$2,230	$1,737
New loans	1,670	1,076
Repayments	(595)	(583)

Ending balance	$3,305	$2,230

In 2012 and 2011, the Company recognized proceeds of $18,193 and $11,488, respectively, from sales of residential mortgage loans originated for the purpose of selling them in the secondary market. Loans serviced by the Company for others totaled $98,155 and $68,270 at December 31, 2012 and 2011, respectively. The balances of mortgage servicing rights related to such loans were not material to the consolidated financial statements at December 31, 2012 and 2011.

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2012		2011	2010
Balance at beginning of year	$11,132		$9,987	$9,180
Provision for loan losses	3,139		3,242	2,285
Charge-offs	(2,364)		(2,392)	(1,637)
Recoveries	182		295	159

Balance at end of year	$12,089	(1)	$11,132	$9,987

(1)	In accordance with FASB ASC 805 “Business Combinations” the Company recorded loans acquired from NEBS at fair value and as such no allowance for loan losses for these loans existed as of the acquisition date of November 16, 2012.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

A summary of the activity pertaining to the allowance for loan losses for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Construction	Business Banking
				Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Beginning balance	$3,446	$5,572	$860	$-	$-	$666	$474	$114	$-	$11,132
Charge-offs	(637)	(870)	(127)	(128)	(52)	(246)	(225)	(79)	-	(2,364)
Recoveries	125	45	1	2	-	-	-	9	-	182
Provision (credit)	(254)	750	(24)	914	758	182	134	39	640	3,139

Ending balance	$2,680	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,089

	Year Ended December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Construction	Business Banking
				Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Beginning balance	$2,801	$5,000	$668	$-	$-	$740	$623	$155	$-	$9,987
Charge-offs	(1,556)	(589)	(78)	-	-	(139)	(24)	(6)	-	(2,392)
Recoveries	235	52	3	-	-	-	-	5	-	295
Provision (credit)	1,966	1,109	267	-	-	65	(125)	(40)	-	3,242

Ending balance	$3,446	$5,572	$860	$-	$-	$666	$474	$114	$-	$11,132

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

Further information pertaining to the allowance for loan losses at December 31, 2012 and 2011 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$32	$-	$-	$-	$-	$-	$-	$-	$-	$32

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,648	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,057

Financing Receivables:
Total loans	$272,789	$732,272	$52,778	$33,403	$82,420	$441,874	$179,039	$21,501	$-	$1,816,076

Loans deemed to be impaired and individually evaluated for impairment	$5,943	$3,882	$591	$-	$-	$-	$-	$-	$-	$10,416

Loans not deemed to be impaired and collectively evaluated for impairment	$266,091	$722,470	$51,838	$33,403	$82,420	$441,874	$179,039	$21,501	$-	$1,798,636

Loans acquired with deteriorated credit quality and deemed to be impaired	$755	$5,920	$349	$-	$-	$-	$-	$-	$-	$7,024

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

	Commercial and Industrial	Commercial Real Estate	Construction	Residential	Home Equity	Consumer	Total
At December 31, 2011:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$65	$-	$70	$-	$-	$-	$135

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,381	$5,472	$790	$666	$474	$114	$10,897

Amount of allowance for loan losses for loans acquired with deteriorated credit quality	$-	$100	$-	$-	$-	$-	$100

Financing Receivables:
Total loans	$176,086	$450,180	$30,271	$314,839	$135,518	$14,985	$1,121,879

Loans deemed to be impaired and individually evaluated for impairment	$3,084	$1,770	$330	$1,169	$56	$163	$6,572

Loans not deemed to be impaired and collectively evaluated for impairment	$172,582	$446,939	$29,941	$313,422	$135,462	$14,822	$1,113,168

Loans acquired with deteriorated credit quality and deemed to be impaired	$420	$1,471	$-	$248	$-	$-	$2,139

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of past due loans at December 31, 2012 and 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At December 31, 2012:
Commercial:
Commercial and industrial	$3,974	$1,155	$4,442	$9,571	$296,621	$306,192	$-
Commercial real estate	6,326	1,136	5,351	12,813	801,879	814,692	-
Construction	2,853	-	-	2,853	49,925	52,778	-
Consumer:
Residential real estate	11,760	2,450	2,615	16,825	425,049	441,874	-
Home equity	1,044	161	137	1,342	177,697	179,039	-
Consumer	329	35	120	484	21,017	21,501	-

Total	$26,286	$4,937	$12,665	$43,888	$1,772,188	$1,816,076	$-

At December 31, 2011:
Commercial:
Commercial and industrial	$544	$205	$2,728	$3,477	$172,609	$176,086	$-
Commercial real estate	2,518	1,028	2,131	5,677	444,503	450,180	-
Construction	-	-	330	330	29,941	30,271	-
Consumer:
Residential real estate	8,747	1,984	1,417	12,148	302,691	314,839	-
Home equity	1,087	-	56	1,143	134,375	135,518	-
Consumer	376	1	163	540	14,445	14,985	-

Total	$13,272	$3,218	$6,825	$23,315	$1,098,564	$1,121,879	$-

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of impaired loans at December 31, 2012 and 2011:

	At December 31, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,666	$6,997		$1,379	$2,115
Commercial real estate	9,802	10,736		1,961	2,073
Construction	940	940		190	259
Consumer:
Residential real estate	-	-		1,417	1,417
Home Equity	-	-		56	56
Consumer	-	-		164	164

Total	$17,408	$18,673		$5,167	$6,084

With an allowance recorded:
Commercial and industrial	32	32	$32	2,125	2,125	$65
Commercial real estate	-	-	-	1,279	1,279	100
Construction	-	-	-	140	140	70

Total	$32	$32	$32	$3,544	$3,544	$235

By portfolio segment:
Commercial portfolio segment	$17,440	$18,705	$32	$7,074	$7,991	$235
Consumer portfolio segment	-	-	-	1,637	1,637	-

Total impaired loans	$17,440	$18,705	$32	$8,711	$9,628	$235

Loans acquired from NEBS and CNB Financial Corp. (“CNB Financial”) that are impaired at December 31, 2012 and 2011, are included in the above table.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following summaries of information pertaining to impaired and non-accrual loans:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$4,725	$21	$21	$3,580	$36	$36
Commercial real estate	4,158	72	17	4,370	152	147
Construction	735	25	-	1,011	40	28
Consumer:
Residential real estate	-	5	5	1,536	63	63
Home Equity	-	-	-	82	7	7
Consumer	-	1	1	94	7	7

Total	$9,618	$124	$44	$10,673	$305	$288

Year Ended December 31, 2010
Average recorded investment on impaired loans	$14,070

Interest income recognized on impaired loans	$120

Interest income recognized on a cash basis on impaired loans	$120

The following is a summary of non-accrual loans as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Commercial:
Commercial and industrial	$5,538	$3,504
Commercial real estate	5,596	2,984
Construction	349	330
Consumer:
Residential real estate	2,970	1,417
Home equity	137	56
Consumer	120	163

Total	$14,710	$8,454

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following represents modifications that were deemed to be troubled debt restructures for the years ended December 31, 2012 and 2011:

	Number of Contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
Troubled Debt Restructurings
For the Year Ended December 31, 2012:
Commercial and industrial	1	$140	$140
Commercial real estate	4	1,211	1,211
Construction	2	613	613

Total	7	$1,964	$1,964

For the Year Ended December 31, 2011:
Commercial and industrial	1	$863	$863
Commercial real estate	1	248	263
Construction	-	-	-

Total	2	$1,111	$1,126

In 2012, the modifications provided on one commercial and industrial loan and four commercial real estate loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. The modifications provided on the two construction loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures. Any reserve required is recorded through the provision for loan losses.

In 2011, the modification on the commercial and industrial loan provided a twenty month principal moratorium. The modification to the commercial real estate loan provided additional funds to sustain operations. Management performs a discounted cash flow calculation to determine the amount of impaired reserve required on each of the troubled debt restructures. Any reserve required is recorded through the provision for loan losses.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of troubled debt restructurings as of December 31, 2011 that have subsequently defaulted (defined as thirty or more days past due) within one year of modification. As of December 31, 2012, there have been no TDRs that have subsequently defaulted within one year of modification.

	Year Ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That
Subsequently Defaulted
Commercial real estate	1	$860
Construction	1	872

Total	2	$1,732

The defaults as of December 31, 2011 on the commercial real estate and construction troubled debt restructures were the result of the borrower’s delinquent loan payment. As of December 31, 2012 and 2011, the commercial real estate loan was current and accruing interest, and the construction loan was current and on non-accrual. The Company evaluates the levels/trends in delinquencies and non-accruals as part of the qualitative factors within the allowance for loan loss framework.

CREDIT QUALITY INFORMATION

The Company utilizes a nine grade risk rating system for commercial and industrial, commercial real estate and construction loans as follows:

Pass: Loans in these five categories are considered low to average risk.

Special Mention: Loans in this category portray one or more weaknesses that may be tolerated in the short run. Assets in this category are currently protected but show signs of potential weakness and are being closely monitored by management.

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

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

Loss: Loans in this category are considered uncollectible and of such little value that their continuance as loans is not warranted.

The Company does not assign risk ratings to residential real estate, home equity and consumer loans unless they are contractually past due 90 days or more or where legal action has commenced against the borrower. All other consumer loans are charged off when they become contractually past due 120 days. Those loans not assigned a rating are considered “pass”.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loan class by internally assigned grades:

	At December 31, 2012
	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial:
Grade:
Pass	$275,279	$762,240	$46,196	$1,083,715
Special Mention	14,788	29,092	1,632	45,512
Substandard	15,472	23,360	4,950	43,782
Doubtful	653	-	-	653

Total	$306,192	$814,692	$52,778	$1,173,662

	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$439,201	$178,920	$21,382	$639,503
Special Mention	-	-	-	-
Substandard	2,673	119	119	2,911
Doubtful	-	-	-	-

Total	$441,874	$179,039	$21,501	$642,414

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

	At December 31, 2011
	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial:
Grade:
Pass	$157,026	$419,818	$23,955	$600,799
Special Mention	7,730	10,965	1,057	19,752
Substandard	11,230	19,397	5,259	35,886
Doubtful	100	-	-	100

Total	$176,086	$450,180	$30,271	$656,537

	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$311,921	$135,253	$14,723	$461,897
Special Mention	52	-	-	52
Substandard	2,866	265	262	3,393
Doubtful	-	-	-	-

Total	$314,839	$135,518	$14,985	$465,342

The following is a summary of loans acquired with evidence of credit deterioration from NEBS as of December 31, 2012:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)	Non- Accretable Discount	Accretable Yield	Loans Receivable
Balance at acquisition date of November 16, 2012	$9,911	$7,041	$2,870	$-	$7,041
2012 Collections	(17)	(17)	-	-	(17)

Balance as of December 31, 2012	$9,894	$7,024	$2,870	$-	$7,024

(1)	The Company has not factored any prepayments into the expected cash flows.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Concluded

The following is a summary of acquired impaired loan information for CNB Financial as of December 31, 2012:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)		Non- Accretable Difference	Accretable Yield		Loans Receivable
Balance as of December 31, 2009	$5,178	$2,829		$2,349	$13		$2,816
2010 Collections	(3,645)	(2,264)		(1,381)	(13)		(2,251)
Transfer to OREO	(393)	(393	)(2)	-	-		(393)
Accretable yield recognized in earnings	-	-		-	(348	)(3)	-

Balance as of December 31, 2010	1,140	172		968	-		172
2011 Collections	(37)	(37)		-	-		(37)
Impairment	-	(135	)(4)	-	-		(135)
Transfer to accretable yield	-	-		(100)	100		-
Accretable yield recognized in earnings	-	-		-	(100)		-
Disposition	(1,103)	-		(868)	-		-

Balance as of December 31, 2011 and 2012	$-	$-		$-	$-		$-

(1)	The Company has not factored any prepayments into the expected cash flows.

(2)	The reduction in the carrying amount and the cash expected to be collected was due to one loan that was foreclosed upon and transferred to OREO. Prior to acquisition of CNB, a portion of this loan was charged off in order to adjust the loan to its fair value; therefore, there was no non-accretable difference recorded against this loan on the acquisition date.

(3)	The transfer from non-accretable yield was due to repayment received in excess of cash expected to be collected, net of selling costs.

(4)	Amount represents a full reserve against the remaining net book value of the loan due to uncollectibility.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for loan losses. Subsequent decreases to expected principal cash flows will result in a charge to the provision for loan losses and a corresponding increase to the allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from non-accretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from non-accretable differences.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE F – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2012	2011	Estimated Useful Lives
Land and improvements	$3,642	$2,427
Buildings and improvements	15,140	10,237	25 - 40 Years
Leasehold improvements	3,078	1,798	Lesser of useful life or term of lease
Furniture and equipment	7,320	4,630	3 - 10 Years
Assets under capitalized leases	5,359	5,359	Lesser of lease term or useful life

	34,539	24,451
Less accumulated depreciation and amortization	(9,475)	(8,013)

	$25,064	$16,438

Depreciation and amortization expense, including amortization for capitalized leases, totaled $1,865, $1,320 and $1,516 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company leases twenty-three of its branches, two ATM facilities, two financial services offices and two loan production offices (all operating leases). Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $1,474, $1,302 and $1,334, respectively. The leases, which are non-cancelable, expire at various dates through 2034. The Company also entered into capital lease obligations for three of its branches.

Future minimum rental commitments under the terms of these leases are as follows:

	Operating Leases	Capital Leases	Total
Years ending December 31,
2013	$2,134	$423	$2,557
2014	2,182	423	2,605
2015	2,134	424	2,558
2016	1,927	424	2,351
2017	1,609	424	2,033
Thereafter	11,487	5,228	16,715

Total minimum lease payments	$21,473	7,346	$28,819

Less interest included above		(2,635)

Capitalized lease obligations		$4,711

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE G – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2012	2011
Demand	$307,302	$205,902
NOW	87,983	52,899
Savings	350,188	247,664
Money market	395,293	301,770
Certificates of deposit	707,409	421,740

	$1,848,175	$1,229,975

At December 31, 2012, the scheduled maturities of time deposits are as follows:

	Time Deposits
	> $100	< $100	Total (1)
2013	$195,877	$184,749	$380,626
2014	80,133	87,004	167,137
2015	47,736	38,555	86,291
2016	16,721	13,317	30,038
2017	18,307	18,716	37,023

Total	$358,774	$342,341	$701,115

(1)	Includes brokered deposits in the amount of $99 and excludes the unamortized fair value adjustment balance of $6,294 recorded in connection with the acquisition of NEBS.

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2012	2011	2010
NOW	$204	$159	$199
Regular savings	1,328	1,694	1,679
Money market	1,501	1,963	2,121
Certificates of deposit	7,433	8,633	9,848

Total	$10,466	$12,449	$13,847

NOTE H – SHORT-TERM BORROWINGS

Federal Home Loan Bank of Boston Advances

There were two FHLBB advances with an original maturity of less than one year that totaled $30,000 at December 31, 2012. There were no FHLBB advances with an original maturity of

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE H – SHORT-TERM BORROWINGS – Concluded

less than one year at December 31, 2011. The Company has an available line of credit with the FHLBB at an interest rate that adjusts daily. There were no borrowings against the line of credit at December 31, 2012 and 2011. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally mortgage loans and U.S. Government and federal agency securities in an aggregate amount equal to outstanding advances. The Company’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12,000 at December 31, 2012 was approximately $28,262.

Repurchase Agreements

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. These customer repurchase agreements amounted to $49,229 and $17,260 at December 31, 2012 and 2011, respectively, at a weighted average rate of 0.57% for both periods. Interest expense for 2012, 2011 and 2010 was $55, $121, and $185, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

NOTE I – LONG-TERM DEBT

Federal Home Loan Bank of Boston Advances

Advances outstanding (together with year of maturity) at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Amount (1)	Weighted Average Rate	Amount (1)	Weighted Average Rate
2012	-	-	9,697	4.24%
2013	39,914	4.05%	41,500	4.04%
2014	13,000	2.90%	13,000	2.90%
2015	-	-	7,655	3.42%
2016	9,689	1.56%	10,132	1.55%
2017	33,000	2.89%	18,000	4.38%
Thereafter	15,000	2.25%	5,000	3.75%

	$110,603	3.11%	$104,984	3.68%

(1)	Excludes the fair value adjustment of $922 and $1,433 at December 2012 and 2011, respectively, recorded in connection with the acquisition of CNB Financial.

At December 31, 2012, advances in the amount of $35,000 are callable at the option of the FHLBB at various dates through 2013.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE I – LONG-TERM DEBT – Concluded

At December 31, 2012, the Company had two secured borrowings in the amount of $2,444. At December 31, 2011, the Company had one secured borrowing in the amount of $440.

Subsequent to the acquisition of NEBS, the Company paid off all of the FHLBB advances that it had acquired as a result of the acquisition. No prepayment expense was recorded on these payoffs as the Company released the fair value adjustment of $2,299 on these advances to offset the prepayment penalties charged by the FHLBB.

Reverse Repurchase Agreements

The Company secured two structured term reverse repurchase agreements in the amount of $10,000 each through another financial institution in 2008 and 2009. The reverse repurchase agreement entered into in 2008 for $10,000 matures in 2018, is callable on any quarterly payment date and has a rate of 2.73%. The reverse repurchase agreement entered into in 2009 for $10,000 matures in 2019, is callable in 2014 and has a rate of 2.44%. Interest expense for 2012, 2011 and 2010 was $526, $538 and $517, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

Subordinated Debentures

The Company has outstanding subordinated debt in the form of trust preferred securities issued through two private placement offerings with a total face amount of $11,732. The subordinated debt was recorded as a result of the acquisition of NEBS in 2012 and CNB Financial in 2009. The Company recorded a fair value acquisition discount of $2,383 in connection with the acquisition of CNB Financial on November 30, 2009. The remaining unamortized discount was $2,102 at December 31, 2012. The Company did not record a discount or premium in connection with the acquisition of NEBS. The CNB Financial issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2012 was 2.16%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011. The NEBS issue has a maturity date of August 23, 2035 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.90%. The interest rate at December 31, 2012 was 2.21%. A special redemption provision allows the Company to redeem this issue at par on February 23, May 23, August 23, or November 23 of any year subsequent to August 23, 2010. The Company redeemed the NEBS issue on February 23, 2013.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES

The provision for federal and state income taxes is as follows:

	Years Ended December 31,
	2012	2011	2010
Current tax provision:
Federal	$3,188	$6,177	$3,771
State	1,793	1,700	1,026

	4,981	7,877	4,797

Deferred tax provision (benefit):
Federal	(177)	(3,293)	780
State	(1,009)	(906)	(108)

	(1,186)	(4,199)	672

Provision for income taxes	$3,795	$3,678	$5,469

The following table summarizes the difference between the statutory federal income tax rate and the effective rate:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.9	3.5	3.8
Stock-based compensation	1.9	0.9	1.8
Tax-exempt obligations	(8.5)	(4.1)	(2.7)
Tax credits	(21.6)	(8.0)	-
Bank owned life insurance	(7.6)	(3.5)	(3.1)
Non-deductible acquisition expenses	11.9	-	0.5
ESOP termination expense	28.3	-	-
Other, net	4.8	0.9	1.0

Effective tax rate	51.1%	24.7%	35.3%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES – Continued

The components of the net deferred tax asset are as follows:

	December 31,
	2012	2011
Deferred tax asset:
Federal	$22,632	$16,205
State	6,072	4,565

	28,704	20,770

Deferred tax liability:
Federal	(6,989)	(5,628)
State	(1,537)	(1,136)

	(8,526)	(6,764)

Net deferred tax asset:	$20,178	$14,006

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	At December 31,
	2012	2011
Cash basis of accounting	$(410)	$359
Investments:
Net unrealized gain on securities available for sale	(3,847)	(4,480)
Impairment losses	1,056	1,026
Partnerships and other investments	(388)	318
Retirement benefits	533	436
Depreciation	148	218
Deferred benefit	-	(896)
Purchase accounting adjustments	2,812	486
Allowance for loan losses	4,938	4,547
Employee benefit plans	3,726	4,343
Market value adjustment on loans	10,446	7,532
Net operating loss carryforward	1,162	-
Other	2	117

Net deferred tax asset	$20,178	$14,006

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES – Concluded

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2012	2011
Balance at beginning of year	$14,006	$11,029
Provision for prepaid taxes	1,186	4,199
Recorded due to acquisition of NEBS	4,256	-
Tax effect of changes in accumulated other comprehensive income	730	(1,222)

Balance at end of year	$20,178	$14,006

The Bank’s base year reserve for loan losses (as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise. Accordingly, the Bank has not recorded a deferred tax liability of approximately $2,400 relating to approximately $5,900 of cumulative tax deductions related to loans generated prior to December 31, 1995.

NOTE K – EARNINGS PER SHARE

The calculation of basic earnings per common share (“EPS”) and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 is presented below.

	Years Ended December 31,
	2012	2011	2010
Net income	$3,628	$11,184	$10,032

Weighted average common shares applicable to basic EPS (1)	15,234,896	14,929,714	15,302,505
Effect of dilutive potential common shares (2) (3)	186,881	268,988	92,256

Weighted average common shares applicable to diluted EPS	15,421,777	15,198,702	15,394,761

Earnings per share:
Basic	$0.24	$0.75	$0.66
Diluted	$0.24	$0.74	$0.65

(1)	Share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.

(2)	For the years ended December 31, 2012, 2011 and 2010, options to purchase 241,300, 233,390 and 1,405,286 shares, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

(3)	Includes incremental shares related to dilutive stock options.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Employees and outside directors of the Company are eligible to receive awards under the 2008 Incentive Plan. The holders of restricted stock awards have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the 2008 Incentive Plan, all outstanding stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

The Company’s 2006 Stock-Based Incentive Plan (the “2006 Incentive Plan”) was approved by shareholders at the Company’s Annual Meeting held in July 2006. The 2006 Incentive Plan will remain in effect for a period of ten years and provides for the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options. As of a result of the Company’s second step conversion and offering completed in December 2007 and in accordance with provisions in the 2006 Incentive Plan, the total number of shares authorized for grant, the number of stock options outstanding and the exercise prices for outstanding options were adjusted by an exchange ratio of 1.04079. Employees and outside directors of the Company are eligible to receive awards under the 2006 Incentive Plan. The holders of restricted stock awards have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the 2006 Incentive Plan, all outstanding stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

Under the incentive plans, stock options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years. Stock options vest based on continued service with the Company over the five-year period following the grant date. The compensation cost related to stock options is based upon the fair value for each option as of the date of the grant determined using the Black-Scholes option pricing model. The Black-Scholes model requires the Company to provide estimates of the expected term, volatility of the underlying stock, the stock’s dividend yield and the discount rate. The Company intends to repurchase shares in the open market to satisfy stock option exercises.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

A combined summary of activity in the Company’s incentive plans for the years ended December 31, 2012 and 2011 is presented in the following table:

	Shares Available for Grant	Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant Value	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2010	296,122	306,622	$12.15	1,764,630	$12.42
Granted	(52,500)	17,500	15.93	35,000	15.93
Stock options exercised	-	-	-	(60,720)	12.60
Shares vested	-	(130,060)	12.32	-	-
Forfeited	74,086	(27,012)	12.16	(47,074)	12.31
Cancelled	30,921	-	-	(30,921)	15.36

Balance at December 31, 2011	348,629	167,050	12.42	1,660,915	12.43
Granted	(108,500)	29,500	15.09	79,000	15.03
Stock options exercised	-	-	-	(99,251)	12.18
Shares vested	-	(74,950)	12.08	-	-
Forfeited	35,100	(7,000)	11.81	(28,100)	12.30
Cancelled	11,524	(1,000)	11.66	(10,524)	11.69

Balance at December 31, 2012	286,753	113,600	$13.38	1,602,040	$12.59

During 2012, the Company granted 79,000 stock options and 29,500 restricted shares to certain employees under the 2008 Incentive Plans. The stock options had a weighted average value of $3.37 per share, with a total grant date fair value of $266. The restricted shares had a weighted average value of $15.09 per share, with a total grant date fair value of $445.

During 2011, the Company granted 35,000 stock options and 17,500 restricted shares to certain employees under the 2008 Incentive Plans. The stock options had a weighted average value of $4.00 per share, with a total grant date fair value of $140. The restricted shares had a weighted average value of $15.93 per share, with a total grant date fair value of $279.

The Company’s total compensation cost for shared-based payment arrangements was $1,453 in 2012, $1,891 in 2011 and $2,383 in 2010. The Company recorded excess tax benefits on

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED INCENTIVE PLANS – Concluded

stock compensation plans of $29 in 2012, $91 in 2011 and $115 in 2010 related to the recognition of the shared-based compensation expense. As of December 31, 2012, compensation costs related to non-vested stock awards and options totaling $1,871 have not been recognized. These costs will be recognized over an estimated weighted average period of 2.1 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2012, 2011 and 2010.

	2012	2011	2010
Weighted average fair value	$3.37	$4.00	$3.77
Expected term (short-cut method)	6.50 years	6.50 years	6.50 years
Volatility	29.67%	28.76%	28.13%
Expected dividend yield	2.57%	2.25%	2.12%
Weighted average risk-free interest rate	1.20%	2.14%	2.76%

A summary of stock options outstanding and exercisable at December 31, 2012 is as follows:

	Stock Options
	Outstanding	Exercisable
Total number of shares	1,602,040	1,299,640
Weighted average exercise price	$12.59	$12.41
Aggregate intrinsic value	$5,049	$4,314
Weighted average remaining contractual term	5.0 years	4.5 years

NOTE M – EMPLOYEE BENEFIT PLANS

Senior Executive Retirement Plan

The Company has entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers. The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility. Effective October 1, 2007, the Company consolidated the Agreements of current senior executives into a SERP. The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $911 and $734 at December 31, 2012 and 2011, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. Included in this liability at December 31, 2012 is an additional $243 as a result of the NEBS acquisition. The expense for the Agreements was $35, $36 and $46 for the years ended December 31, 2012, 2011 and 2010, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Retired directors will continue to receive benefits under the Directors Fee Continuation Plan. At December 31, 2012 and 2011, the Company’s recorded liability for this plan amounted to $235 and $300, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company was not required to record an expense for the years ended December 31, 2012, 2011 and 2010.

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

December 31, 2012, 2011 and 2010

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

The following table summarizes the changes in the projected benefit obligation (“PBO”), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2012 and 2011. These plans had no assets at December 31, 2012 and 2011. Amounts recognized at December 31, 2012 and 2011 are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

	At or For the Years Ended December 31,
	2012		2011
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Change in projected benefit obligation:
Beginning of period	$3,870	$1,205	$3,489	$900
Service cost	401	55	315	93
Interest cost	189	44	176	56
Actuarial (gain)/loss	3	25	(110)	183
Plan amendments	609	41	-	-
Benefits paid	-	(221)	-	(27)

End of period	$5,072	$1,149	$3,870	$1,205

Accrued benefit cost	$5,072	$1,149	$3,870	$1,205

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

	At or For the Years Ended December 31,
	2012		2011
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(1,174)	$(180)	$(766)	$(182)
Net gain/(losses)	116	(194)	120	(217)

Total	$(1,058)	$(374)	$(646)	$(399)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.00%	4.25%	4.25%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

Components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2012		2011
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$401	$55	$315	$93
Interest cost	189	44	176	56

Total pension cost	590	99	491	149
Prior service cost amortization	200	43	115	37
Net loss amortization	-	48	-	10

Net periodic benefit cost	$790	$190	$606	$196

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	4.25%	5.50%	5.50%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

The unrecognized prior service cost for the SERP is being amortized over a period of approximately seven years (estimated employee service life). The unrecognized prior service cost, and net loss for the Director Retirement Plan are being amortized over a period of approximately six years. In 2013, approximately $200 and $43 in prior service cost for the SERP and the Director Retirement Plan, respectively, is expected to be recognized as a

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

component of net periodic benefit cost. In 2013, approximately $15 in unrecognized net loss for the Director Retirement Plan is expected to be recognized in net periodic benefit cost.

At December 31, 2012, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

	SERP	Director Retirement Plan
Years ending December 31,
2013	$3,248	$442
2014	55	25
2015	56	26
2016	1,195	254
2017	55	26
2018 through 2022	277	300
Years after 2022	4,028	793

Total expected benefit payments	$8,914	$1,866

Except for the benefit payments expected to be paid, the Company does not expect to make contributions to these plans in 2013.

Employee Stock Ownership Plan

In connection with the Company’s 2005 initial public offering, the Bank established an ESOP. The Company issued 641,301 shares of common stock to the ESOP in exchange for a twenty-year note. In connection with the Company’s second step conversion, the number of shares in the plan was adjusted by the exchange ratio of 1.04079 to total 667,458 shares. The loan amount was approximately $6,413 and was recorded as “Unearned Compensation” within stockholders’ equity. The loan bore interest equal to the prime rate in effect at January 1st of each year and provided for annual payments of principal and interest. Prior to January 2008, the Board of Directors voted to accelerate its Employee Stock Ownership Plan benefit from a twenty-year to a fifteen-year allocation period.

As part of the Company’s 2007 second step conversion and offering, an additional 753,834 shares of common stock were contributed to the ESOP in exchange for a twenty-year note. The loan amount was approximately $7,538 and was recorded as “Unearned Compensation” within stockholders’ equity. The loan bore interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

The Company terminated the ESOP plan effective December 31, 2012. A total of 357,053 shares were held in trust as of December 31, 2012 pending a favorable determination letter from the Internal Revenue Service prior to the distribution of these shares to participants. As provided in the plan, the outstanding loans were repaid through the sale of 664,552 shares by the plan to the Company. Those shares were recorded as treasury shares at the December 31, 2012 closing price of $15.72. The Company reported compensation expense, equal to the average daily market price of the shares, as they were committed to be released from the suspense account. Total compensation expense applicable to the ESOP amounted to $1,089, $1,114 and $965 for the years ended December 31, 2012, 2011 and 2010, respectively. Total expense applicable to the termination of the ESOP was recorded in the amount of $4,482 for the year ended December 31, 2012. This is the value of accelerating the vesting of shares remaining after the loan was paid. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders’ equity.

Shares held by the ESOP Plans include the following:

	December 31,
	2012	2011	2010
Allocated	376,483	308,915	249,607
Committed to be released	357,053	71,709	71,709
Unallocated	-	1,021,504	1,093,212

	733,536	1,402,128	1,414,528

Cash dividends received on allocated shares were allocated to participants and cash dividends received on shares held in suspense were used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2012, 2011 and 2010 was $0, $16,436 and $16,693, respectively.

In connection with the acquisition of NEBS, the Company assumed the obligations of the New England Bank Employee Stock Ownership Plan (“NEB ESOP”). The NEB ESOP was terminated subsequent to the acquisition and all outstanding loan obligations under the plan were repaid. The Company received in satisfaction of the loan 128,469 of its shares from the NEB ESOP, resulting in the recognition of $284 in acquisition-related expenses. Those shares were recorded as treasury shares on the date of the payment. Participant shares in the plan totaled 220,245 shares at December 31, 2012. These shares were being held in trust at December 31, 2012 pending a positive determination from the Internal Revenue Service prior to distribution to participants.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Concluded

Defined Benefit Plan

As a result of the acquisition of NEBS, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2012 is 86.3% per the actuarial valuation reports. Market value of plan assets reflects any contributions received through June 30, 2012.

The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A contribution of $900 was accrued by the Company during the year ended December 31, 2012 with the payment made during January 2013 in order to fully fund the Pentegra DB Plan. There was no pension expense under the plan for the year ended December 31, 2012. The Company will make the future required contributions and incur applicable pension expense going forward.

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

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE N – COMMITMENTS AND CONTINGENCIES – Continued

the contractual or notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at December 31, 2012 and 2011 are as follows:

	2012	2011
Unused lines of credit	$308,683	$250,034
Amounts due mortgagors	36,365	27,495
Standby letters of credit	3,573	4,004
Commitments to originate loans	63,974	32,689

Included in commitments to originate loans at December 31, 2012 and 2011 are fixed rate commitments in the amount of $15,591 and $23,648, at interest ranges of 2.50% to 6.50% and 3.125% to 6.25%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2012 and 2011 exceeds 100%.

During 2012, the Company established a reserve for these unfunded, off balance sheet commitments using similar methodology to that used for the allowance for loan and lease losses. As of December 31, 2012, the reserve for unfunded commitments had a balance of $213.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE N – COMMITMENTS AND CONTINGENCIES – Continued

The Company has also committed to invest up to $10,000, representing 25% of the Class A or senior investor balance, in low income housing tax credit funds by the end of 2015. At December 31, 2012, the Company has invested $8,131 in the fund, which has been reduced by net operating losses of $1,260. The net carrying balance of $6,871 is included in other assets on the consolidated balance sheet. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and net operating losses for a period of eight years or until the minimum investment return has been met. Net operating losses allocated to the Company are recognized as they are incurred and recorded in non-interest expense.

In 2012, the Company committed to and invested $1,806, or 50% interest, in a new markets housing tax credit fund. The fund recorded losses during 2012 of $21 of which the Company will be allocated $11.

The Company has committed to invest $2,000 in another new markets housing tax credit fund by the end of 2015. In 2012, the Company invested $275 in this fund.

Employment and Change in Control Agreements

The Company has entered into a three-year employment agreement with its President and Chief Executive Officer which expires in 2014. This agreement generally provides for a base salary and the continuation of certain benefits currently received. Annually, the Company may extend the agreement for an additional year. Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

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

December 31, 2012, 2011 and 2010

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2012
Securities available for sale:
Government-sponsored enterprises	$-	$3,233	$-	$3,233
Government-sponsored and government- guaranteed mortgage-backed securities	-	257,762	-	257,762
Private label mortgage-backed securities	-	2,566	-	2,566
Municipal bonds	-	28,827	-	28,827
Corporate bonds	-	-	1,934	1,934

Total	$-	$292,388	$1,934	$294,322

At December 31, 2011
Securities available for sale:
Government-sponsored enterprises	$-	$192	$-	$192
Government-sponsored and government- guaranteed mortgage-backed securities	-	209,493	-	209,493
Private label mortgage-backed securities	-	2,178	-	2,178
Municipal bonds	-	8,384	-	8,384
Corporate bonds	-	-	1,566	1,566

Total	$-	$220,247	$1,566	$221,813

The Company has no liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2012 and 2011.

	2012	2011
Balance at beginning of year	$1,566	$1,619
Total realized/unrealized losses included in net income	(165)	-
Change in unrealized gain (loss)	533	(53)

Balance at end of year	$1,934	$1,566

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related assets as of and for the years ended December 31, 2012 and 2011.

December 31, 2012	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets:
Loans	$-	$-	$546	$(748)
Other real estate owned	-	-	825	(429)
Other assets	-	-	595	(37)

Total assets	$-	$-	$1,966	$(1,214)

December 31, 2011
Assets:
Loans	$-	$-	$3,309	$432
Other real estate owned	-	-	750	(130)
Other assets	-	-	501	(99)

Total assets	$-	$-	$4,560	$203

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets is a venture capital investment carried at cost. In the third quarter of 2012 management determined that an impairment indicator existed and that the investment suffered impairment that was considered other- than- temporary. The cost basis of the investment was written down by $37 in the third quarter of 2012 to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. In the second and third quarters of 2011, the cost basis of this investment was written down by $59 and $40, respectively, to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Investment Securities and FHLBB Stock

The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available, and are not adjusted by management. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Ownership of FHLBB stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of FHLBB stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

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

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Loans Held for Sale

Fair values are based on commitments in effect from investors or prevailing market rates.

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

Short- term Borrowings

For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long- term Debt

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

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Off-Balance-Sheet Instruments

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

	At December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$30,679	$30,679	$-	$-	$30,679
Securities available for sale	294,322	-	292,388	1,934	294,322
Securities held to maturity	82,986	-	85,674	-	85,674
Stock in Federal Home Loan Bank of Boston	18,554	-	-	18,554	18,554
Net loans and loans held for sale	1,808,033	-	-	1,846,519	1,846,519

Financial Liabilities:
Deposits (with no stated maturity)	1,140,766	-	-	1,140,766	1,140,766
Time deposits	707,409	-	-	711,845	711,845
Federal Home Loan Bank of Boston advances	141,525	-	-	145,543	145,543
Repurchase agreements	69,229	-	-	70,082	70,082
Subordinated debentures	9,630	-	9,630	-	9,630

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Concluded

	At December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$61,518	$61,518	$-	$-	$61,518
Securities available for sale	221,813	-	220,247	1,566	221,813
Securities held to maturity	115,897	-	118,311	-	118,311
Stock in Federal Home Loan Bank of Boston	15,365	-	-	15,365	15,365
Net loans and loans held for sale	1,112,994	-	-	1,151,008	1,151,008

Financial Liabilities:
Deposits (with no stated maturity)	808,235	-	-	808,235	808,235
Time deposits	421,740	-	-	429,676	429,676
Federal Home Loan Bank of Boston advances	106,417	-	-	110,201	110,201
Repurchase agreements	37,260	-	-	37,347	37,347
Subordinated debentures	5,539	-	5,539	-	5,539

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

December 31, 2012, 2011 and 2010

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

The OCC capital rules also require savings associations to hold a ratio of 1.5% tangible capital to tangible assets. Tangible equity is defined as core capital less intangible assets. Tangible assets are defined as adjusted total assets less intangible assets.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Risk-based Capital
(to Risk Weighted Assets)	$263,712	13.6%	$155,028	8.0%	$193,786	10.0%
Tier I Risk-based Capital
(to Risk Weighted Assets)	251,623	13.0%	77,514	4.0%	116,271	6.0%
Tier I (Core) Capital
(to Adjusted Total Assets)	251,623	10.7%	94,117	4.0%	117,646	5.0%
Tangible Equity
(to Tangible Assets)	251,623	10.7%	35,294	1.5%	N/A

As of December 31, 2011:
Total Risk-based Capital
(to Risk Weighted Assets)	$206,525	17.1%	$96,672	8.0%	$120,840	10.0%
Tier I Risk-based Capital
(to Risk Weighted Assets)	195,393	16.2%	48,336	4.0%	72,504	6.0%
Tier I (Core) Capital
(to Adjusted Total Assets)	195,393	12.2%	63,894	4.0%	79,868	5.0%
Tangible Equity
(to Tangible Assets)	195,393	12.2%	23,960	1.5%	N/A

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE P – STOCKHOLDERS’ EQUITY – Concluded

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31
	2012	2011
Total consolidated equity	$307,189	$227,361
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(6,302)	(16,584)
Accumulated other comprehensive income	(5,401)	(6,752)
Disallowed goodwill and intangible assets	(43,863)	(8,632)

Tangible, Tier I and Core Capital	251,623	195,393
Allowance for loan losses	12,089	11,132

Total risk-based capital	$263,712	$206,525

Common Stock Repurchase Plans

On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. Stock repurchases are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2012, the Company repurchased 27,312 shares at a cost of approximately $407 and an average price of $14.91 under this plan.

On October 26, 2010, the Board of Directors approved a plan to repurchase up to 5%, or approximately 807,803 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. The Company completed its repurchase of 807,803 shares of its outstanding common stock, at a cost of approximately $12,134 and at an average price of $15.02, on November 19, 2012.

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

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE Q – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$16,642	$5,184
Investment in Bank	300,887	210,777
ESOP loans receivable	-	11,071
Other assets	4,385	6,077

TOTAL ASSETS	$321,914	$233,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	$9,630	$5,539
Other liabilities	5,095	209
Stockholders’ equity	307,189	227,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,914	$233,109

STATEMENTS OF INCOME
	Years Ended December 31,
	2012	2011	2010
Income:
Investment interest	$82	$111	$168
ESOP loan interest	360	379	398
Impairment charges on securities	(37)	(99)	(145)
Other income	22	-	-

Total income	427	391	421

Expense:
Subordinated debentures interest	276	255	250
Professional services	1,293	1,295	1,248
Acquisition related expenses	1,881	-	126
Other expenses	24	102	67

Total expense	3,474	1,652	1,691

Loss before income tax benefit	(3,047)	(1,261)	(1,270)
Income tax benefit	(498)	(510)	(145)

Loss before equity in undistributed earnings of the Bank	(2,549)	(751)	(1,125)
Equity in undistributed earnings of the Bank	6,177	11,935	11,157

NET INCOME	$3,628	$11,184	$10,032

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE Q – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3,628	$11,184	$10,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the bank	(6,177)	(11,935)	(11,157)
Impairment charges on securities	37	99	145
Decrease (increase) in accrued interest receivable	-	1	(2)
Decrease (increase) in other assets	1,786	(1,820)	(681)
Increase (decrease) in intercompany payables and other liabilities	4,886	(57)	(37)

Net cash provided by (used in) operating activities	4,160	(2,528)	(1,700)

Cash flows from investing activities:
Net cash from acquisition of NEBS	118	-	-
Capital contributions to venture capital fund	(131)	(100)	(200)
Maturity of short term time deposits	-	-	1,096
Principal payments on ESOP loans	624	605	586

Net cash provided by investing activities	611	505	1,482

Cash flows from financing activities:
Return of capital from United Bank	17,844	84	18,557
Tax benefit from MRP vesting	29	91	115
Tax withheld on options exercised	(102)	(55)	(29)
Treasury stock purchases	(5,660)	(6,780)	(11,047)
Reissuance of treasury shares in connection with restricted stock warrants	-	426	-
Reissuance of treasury shares in connection with stock options exercised	97	89	-
Cash paid for in the money stock options exercised	-	(2)	-
Cash dividends paid	(5,521)	(5,067)	(4,589)

Net cash provided by (used in) financing activities	6,687	(11,214)	3,007
Increase (decrease) in cash and cash equivalents	11,458	(13,237)	2,789
Cash and cash equivalents at beginning of period	5,184	18,421	15,632

Cash and cash equivalents at end of period	$16,642	$5,184	$18,421

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Income taxes – net	$5,775	$4,850	$4,750
Non-cash item:
Transfer of treasury shares to pay-off ESOP loan	$10,447	$-	$-

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

NOTE R – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2012 and 2011.

	Three Months Ended
	March 31	June 30		September 30		December 31
2012:
Interest income	$16,971	$16,999		$17,070		$20,131
Interest expense	3,871	3,705		3,520		3,896

Net interest income	13,100	13,294		13,550		16,235
Provision for loan losses	650	750		1,050		689
Non-interest income	2,573	2,570		2,511		2,969
Non-interest expense	11,275	11,468	(1)	11,192	(1)	22,305	(1)

Income (loss) before income taxes	3,748	3,646		3,819		(3,790)
Income tax expense	899	1,064		890		942

Net income (loss)	$2,849	$2,582		$2,929		$(4,732)

Basic earnings per share	$0.19	$0.18		$0.20		$(0.28)
Diluted earnings per share	$0.19	$0.17		$0.20		$(0.28)
Dividends paid per share	$0.09	$0.09		$0.10		$0.10

2011:
Interest income	$17,718	$18,128		$17,800		$17,428
Interest expense	4,927	4,746		4,401		4,187

Net interest income	12,791	13,382		13,399		13,241
Provision for loan losses	808	673		750		1,011
Non-interest income	2,149	2,211		2,423		2,570
Non-interest expense	10,940	11,403		11,001		10,718

Income before income taxes	3,192	3,517		4,071		4,082
Income tax expense	763	827		986		1,102

Net income	$2,429	$2,690		$3,085		$2,980

Basic earnings per share	$0.16	$0.18		$0.21		$0.20
Diluted earnings per share	$0.16	$0.18		$0.20		$0.20
Dividends paid per share	$0.08	$0.08		$0.09		$0.09

(1)	Includes acquisition-related expenses of $592, $366 and $3,994 for the quarters ended June 30, September 30 and December 31, 2012, respectively, an ESOP plan termination expense of $4,482 and FHLBB prepayment penalties of $207 for the quarter ended December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework. Management’s evaluation of internal control over financial reporting as of December 31, 2012

Our internal control over financial reporting as of December 31, 2012 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Attestation report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Financial Bancorp, Inc.

We have audited United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of United Financial Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2012 consolidated financial statements of United Financial Bancorp, Inc. and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2013

(d)	Changes to internal controls

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors

For information concerning the Company’s directors, the information contained under the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The following table sets forth information as of December 31, 2012 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,602,040	$12.59	286,753
Equity compensation plans not approved by security holders	–	–	–
Total	1,602,040	$12.59	286,753

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Related Persons” and “Corporate Governance—Director Independence” sections of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are filed under Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms on Financial Statements

Consolidated Balance Sheets—at December 31, 2012 and 2011

Consolidated Statements of Income—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows—Years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Employment Agreement by and between United Bank and Richard B. Collins (3)*
10.2	Amendment to Employment Agreement by and between United Bank and Richard B. Collins (4)*
10.3	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (3)*
10.4	Change in Control Agreement by and between United Bank and Mark A. Roberts (3)*
10.5	Change in Control Agreement by and between United Bank and Charles R. Valade (5)*
10.6	Amendment to the Change in Control Agreement by and between United Bank and Charles R. Valade (5)*
10.7	United Bank 2007 Supplemental Retirement Plan for Senior Executives (3)*
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (6)*
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (6)*
10.10	United Bank 2006 Stock-Based Incentive Plan (7)*
10.11	United Bank 2013 Annual Incentive Plan *
10.12	United Bank 2007 Director Retirement Plan (8)*
10.13	Directors Fee Continuation Plan (9)*
10.14	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (10)*
10.15	Retention Agreement by and between United Bank and Charles R. Valade (5)*
10.16	CNB Financial Corp. 2008 Equity Incentive Plan (11)*
10.17	CNB Financial Corp. Amended and Restated Stock Option Plan (12)*

10.18	Form of Award Agreement under the CNB Financial Corp. 2008 Equity Incentive Plan (13)*
10.19	Form of Award Agreement under the CNB Financial Corp. Amended and Restated Stock Option Plan (12)*
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.**

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
(3)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(4)	Incorporated by reference to the Form 10-Q of United Financial Bancorp, Inc. on November 8, 2012.
(5)	Incorporated by reference to the Annual Report on Form 10-K of United Financial Bancorp, Inc. filed with the Securities Exchange Commission on March 14, 2011.
(6)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(7)	Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.
(8)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(9)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(10)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).
(11)	Incorporated by reference to Appendix A to the Proxy Statement filed by CNB Financial Corp. with the Commission on April 11, 2008.
(12)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on March 27, 2007.
(13)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 15, 2013	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins Richard B. Collins	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 15, 2013

/s/ Mark A. Roberts Mark A. Roberts	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Paula A. Aiello Paula A. Aiello	Director	March 15, 2013

/s/ Michael F. Crowley Michael F. Crowley	Director	March 15, 2013

/s/ Carol Moore Cutting Carol Moore Cutting	Director	March 15, 2013

/s/ Carol A. Leary Carol A. Leary	Director	March 15, 2013

/s/ Kevin E. Ross Kevin E. Ross	Director	March 15, 2013

/s/ Robert A. Stewart, Jr. Robert A. Stewart, Jr.	Director	March 15, 2013

/s/ Michael F. Werenski Michael F. Werenski	Director	March 15, 2013

/s/ Thomas P. O’Brien Thomas P. O’Brien	Director	March 15, 2013

/s/ David J. O’Connor David J. O’Connor	Director	March 15, 2013