Form 10-Q
period 2013-03-31
United Financial Bancorp, Inc.
filed 2013-05-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Common stock, $0.01 par value

19,674,932 shares outstanding as of May 1, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS

Cash and due from banks	$24,312	$28,972
Interest-bearing deposits	32,000	1,707

Total cash and cash equivalents	56,312	30,679

Securities available for sale, at fair value	282,897	294,322
Securities held to maturity, at amortized cost (fair value of $78,554 at March 31, 2013 and $85,674 at December 31, 2012)	76,107	82,986
Loans held for sale	953	632
Loans, net of allowance for loan losses of $12,696 at March 31, 2013 and $12,089 at December 31, 2012	1,830,155	1,807,401
Other real estate owned	1,411	2,578
Accrued interest receivable	6,837	6,790
Deferred tax asset, net	19,726	20,178
Stock in the Federal Home Loan Bank of Boston	17,334	18,554
Banking premises and equipment, net	25,058	25,064
Bank-owned life insurance	53,305	52,876
Goodwill	39,585	39,852
Other assets	19,521	20,391

TOTAL ASSETS	$2,429,201	$2,402,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,580,863	$1,540,873
Non-interest-bearing	313,755	307,302

Total deposits	1,894,618	1,848,175
Short-term borrowings	66,663	79,229
Long-term debt	134,697	133,969
Subordinated debentures	5,653	9,630
Escrow funds held for borrowers	3,327	4,315
Capitalized lease obligations	4,669	4,711
Accrued expenses and other liabilities	13,219	15,085

Total liabilities	2,122,846	2,095,114

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 24,266,428 shares issued at March 31, 2013 and December 31, 2012	243	243
Paid-in capital	273,275	272,822
Retained earnings	89,848	87,153
Treasury stock, at cost (4,324,279 shares at March 31, 2013 and 4,114,310 shares at December 31, 2012)	(61,560)	(58,430)
Accumulated other comprehensive income, net of taxes	4,549	5,401

Total stockholders’ equity	306,355	307,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,429,201	$2,402,303

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Loans	$22,056	$14,075
Investments	2,313	2,855
Other interest-earning assets	18	41

Total interest and dividend income	24,387	16,971
Interest expense:
Deposits	2,803	2,753
Short-term borrowings	33	20
Long-term debt	1,058	1,098

Total interest expense	3,894	3,871

Net interest income before provision for loan losses	20,493	13,100

Provision for loan losses	950	650

Net interest income after provision for loan losses	19,543	12,450

Non-interest income:
Fee income on depositors’ accounts	1,499	1,408
Wealth management income	211	227
Income from bank-owned life insurance	513	440
Net gain on sales of loans	106	108
Net loss on sales of securities	(50)	—
Other income	519	390

Total non-interest income	2,798	2,573

Non-interest expense:
Salaries and benefits	8,479	6,442
Occupancy expenses	1,628	874
Marketing expenses	538	440
Data processing expenses	1,207	1,020
Professional fees	678	506
Acquisition related expenses	158	—
Branch closing expenses	510	—
FDIC insurance assessments	298	269
Low income housing tax credit fund	175	243
Other expenses	2,179	1,481

Total non-interest expense	15,850	11,275

Income before income taxes	6,491	3,748

Income tax expense	1,790	899

Net income	$4,701	$2,849

Earnings per share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

Weighted average shares outstanding:
Basic	20,035,745	14,670,606
Diluted	20,289,297	14,987,033

Dividends paid per share	$0.10	$0.09

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2013	2012
Net Income	$4,701	$2,849

Other comprehensive loss:
Unrealized gains on securities:
Unrealized holding gains on available-for-sale securities	(1,438)	(335)
Reclassification adjustment for losses realized in income	50	—

Net change in unrealized gains	(1,388)	(335)
Tax effect	536	132

Net of tax amount	(852)	(203)

Comprehensive income	$3,849	$2,646

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361
Net income	—	—	—	2,849	—	—	—	2,849
Other comprehensive loss	—	—	—	—	—	—	(203)	(203)
Cash dividends paid ($0.09 per share)	—	—	—	(1,322)	—	—	—	(1,322)
Treasury stock purchases	(129,200)	—	—	—	—	(2,054)	—	(2,054)
Restricted shares forfeited	(8,000)	—	109	—	—	(109)	—	—
Cancellation of shares for tax withholdings on options exercised	—	—	(83)	—	—	—	—	(83)
Reissuance of treasury shares in connection with stock options exercised	14,925	—	(140)	(10)	—	205	—	55
Reissuance of treasury shares in connection with restricted stock grants	7,500	—	(120)	17	—	103	—	—
Stock-based compensation	—	—	362	—	—	—	—	362
ESOP shares committed to be released	—	—	110	—	173	—	—	283

Balances at March 31, 2012	15,598,122	$187	$182,671	$90,553	$(9,874)	$(42,838)	$6,549	$227,248

Balances at December 31, 2012	20,152,118	$243	$272,822	$87,153	$—	$(58,430)	$5,401	$307,189
Net income	—	—	—	4,701	—	—	—	4,701
Other comprehensive loss	—	—	—	—	—	—	(852)	(852)
Cash dividends paid ($0.10 per share)	—	—	—	(2,006)	—	—	—	(2,006)
Treasury stock purchases	(204,400)	—	—	—	—	(3,047)	—	(3,047)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(569)	—	—	—	—	(8)	—	(8)
Restricted shares forfeited	(5,000)	—	75	—	—	(75)	—	—
Stock-based compensation	—	—	378	—	—	—	—	378

Balances at March 31, 2013	19,942,149	$243	$273,275	$89,848	$—	$(61,560)	$4,549	$306,355

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$4,701	$2,849
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	650
ESOP expense	—	283
Stock-based compensation	378	362
Amortization of premiums and discounts	779	461
Depreciation and amortization	593	405
Amortization of intangible assets	193	23
Net (loss) gain on sale and writedown of other real estate owned	(74)	22
Net loss on sale of available for sale securities	50	—
Loans originated for sale	(4,136)	(4,734)
Proceeds from sales of loans held for sale	3,921	4,210
Net gain on sale of loans	(106)	(108)
Deferred tax provision (benefit)	452	(362)
Net increase in cash surrender value of bank-owned life insurance	(428)	(396)
(Increase) decrease in accrued interest receivable	(47)	98
Decrease (increase) in other assets	1,479	(308)
(Decrease) increase in accrued expenses and other liabilities	(1,806)	1,687

Net cash provided by operating activities	6,899	5,142

Cash flows from investing activities:
Purchases of securities available for sale	(16,632)	(25,875)
Proceeds from sales of securities available for sale	2,563	—
Proceeds from maturities, calls and principal repayments of securities available for sale	23,518	14,119
Proceeds from maturities, calls and principal repayments of securities held to maturity	6,638	7,958
Redemption of Federal Home Loan Bank of Boston stock	1,220	911
Proceeds from sales of other real estate owned	1,591	695
Net loan originations, purchases and principal repayments	(24,054)	(19,088)
Purchases of property and equipment	(583)	(1,297)

Net cash used in investing activities	(5,739)	(22,577)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Concluded)

(Dollars in thousands)

	2013	2012
Cash flows from financing activities:
Net increase in deposits	$46,443	$28,654
Net change in short-term borrowings	(12,566)	6,301
Proceeds from issuance of long-term debt	6,331	1,626
Repayment of long-term debt, net of amortization of discount	(5,580)	(1,756)
Redemption of trust preferred securities	(4,000)	—
Net (decrease) increase in escrow funds held for borrowers	(988)	147
Payments on capitalized lease obligations	(106)	(103)
Cancellation of shares for tax withholdings on options exercised	—	(83)
Reissuance of treasury shares in connection with stock options exercised	—	55
Treasury stock purchases	(3,055)	(2,054)
Cash dividends paid	(2,006)	(1,322)

Net cash provided by financing activities	24,473	31,465

Increase in cash and cash equivalents	25,633	14,030
Cash and cash equivalents at beginning of period	30,679	61,518

Cash and cash equivalents at end of period	$56,312	$75,548

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$4,891	$4,012
Income taxes – net	1,040	2,177
Non-cash items:
Transfer of loans to other real estate owned	350	1,105

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. (“United Financial”), its wholly-owned subsidiary, United Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, UCB Securities, Inc. and UCB Securities, Inc. II, which are engaged in buying, selling and holding investment securities, and UB Properties, LLC and VB REO, LLC, which were formed to hold real estate assets acquired through foreclosure. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as the “Company”.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Amendments and Corrections to SEC Sections 2011-08. This ASU is intended to clarify the FASB Accounting Standards Codification (“Codification”) of correct unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and non-public entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This ASU was adopted in the first quarter of 2013 and did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line item of net income. This ASU is effective for public entities for reporting periods beginning after December 31, 2012. The Company adopted this ASU as of March 31, 2013 and there was no impact on the Company’s consolidated financial results as the amendments relate only to disclosures in the consolidated financial statements.

NOTE C – CRITICAL ACCOUNTING POLICIES

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

The Company periodically may agree to modify the contractual terms of loans. A loan is classified as a troubled debt restructure (“TDR”) if the Company grants a concession to a borrower that is experiencing financial difficulties. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest, extending the maturity date or a partial forgiveness of debt. A TDR loan is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are classified as impaired.

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

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan segments: commercial and industrial, commercial real estate, construction, business banking commercial and industrial, business banking commercial real estate, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies, classified and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan segment to determine the amount of the general component of the allowance for loan losses. In the second quarter of 2012, management made refinements to its allowance for loan loss methodology to incorporate the establishment of the Business Banking unit into the Company’s approach. This refinement did not have a material effect on the loan loss provision or the total allowance for loan loss.

Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Reserve for unfunded commitments. The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $213 and $0 at March 31, 2013 and 2012, respectively.

Evaluation of the Investment Portfolio for Other-Than-Temporary Impairment. The evaluation of the investment portfolio for other-than-temporary impairment is also a critical accounting estimate. On a quarterly basis, management reviews securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary. Declines in the fair value of marketable equity securities below their cost that are deemed to be other-than-temporary based on the severity and duration of the impairment are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses for securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired securities that management intends to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than-temporary impairment is recognized in other comprehensive income, net of applicable taxes.

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

Valuation of Financial Instruments. The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a non-recurring basis, or to establish a loss allowance or write-down based on the fair value of impaired assets. Further, the notes to the financial statements include information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value, the notes to the financial statements disclose the estimate of their fair value. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended March 31,
	2013	2012
Net income	$4,701	$2,849

Weighted average common shares applicable to basic EPS (1)	20,035,745	14,670,606
Effect of dilutive potential common shares (2) (3)	253,552	316,427

Weighted average common shares applicable to diluted EPS	20,289,297	14,987,033

Earnings per share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

(1)	Share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.
(2)	Options to purchase 217,892 and 110,229 shares for the three months ended March 31, 2013 and 2012, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
(3)	Includes incremental shares related to dilutive stock options.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income and related tax effects are as follows:

	March 31, 2013	December 31, 2012
Net unrealized gain on securities available for sale	$8,759	$10,147
Tax effect	3,311	3,847

Net-of-tax amount	5,448	6,300

Pension liability	(1,432)	(1,432)
Tax effect	(533)	(533)

Net-of-tax amount	(899)	(899)

Accumulated other comprehensive income	$4,549	$5,401

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
March 31, 2013:
Debt Securities:
Government-sponsored enterprises	$2,098	$1	$(8)	$2,091
Government-sponsored and government-guaranteed mortgage-backed securities	242,544	8,505	(538)	250,511
Private label mortgage-backed securities	129	1	—	130
Municipal bonds	28,076	582	(443)	28,215
Corporate bonds	1,291	659	—	1,950

Total	$274,138	$9,748	$(989)	$282,897

December 31, 2012:
Debt Securities:
Government-sponsored enterprises	$3,234	$2	$(3)	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	248,370	9,836	(444)	257,762
Private label mortgage-backed securities	2,568	54	(56)	2,566
Municipal bonds	28,713	595	(481)	28,827
Corporate bonds	1,290	644	—	1,934

Total	$284,175	$11,131	$(984)	$294,322

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
March 31, 2013:
Government-sponsored and government-guaranteed mortgage-backed securities	$51,264	$2,048	$—	$53,312
Private label mortgage-backed securities	72	2	—	74
Industrial revenue bonds	18,700	—	—	18,700
State of Israel bonds	150	—	—	150
Municipal bonds	5,921	397	—	6,318

Total	$76,107	$2,447	$—	$78,554

December 31, 2012:
Government-sponsored and government-guaranteed mortgage-backed securities	$57,986	$2,214	$—	$60,200
Private label mortgage-backed securities	79	2	—	81
Industrial revenue bonds	18,847	—	—	18,847
State of Israel bonds	150	—	—	150
Municipal bonds	5,924	472	—	6,396

Total	$82,986	$2,688	$—	$85,674

The scheduled maturities of debt securities available for sale and held to maturity at March 31, 2013 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$25	$25
Due from one year to five years	1,810	1,839	886	936
Due from five years to ten years	14,943	15,212	1,436	1,531
Due after ten years	14,712	15,205	22,424	22,676

	31,465	32,256	24,771	25,168
Mortgage-backed securities	242,673	250,641	51,336	53,386

	$274,138	$282,897	$76,107	$78,554

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

Gross unrealized losses and fair values at March 31, 2013 and December 31, 2012 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At March 31, 2013:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,241	$(8)	$—	$—	3	$1,241	$(8)
Government-sponsored and government-guaranteed mortgage-backed securities	73,763	(538)	—	—	103	73,763	(538)
Municipal bonds	14,199	(443)	—	—	34	14,199	(443)

Total	$89,203	$(989)	$—	$—	140	$89,203	$(989)

There were no securities classified as held to maturity in an unrealized loss position as of March 31, 2013.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2012:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,998	$(3)	$—	$—	5	$1,998	$(3)
Government-sponsored and government-guaranteed mortgage-backed securities	41,537	(444)	—	—	81	41,537	(444)
Private label mortgage-backed securities	1,671	(56)	—	—	9	1,671	(56)
Municipal bonds	16,293	(481)	—	—	38	16,293	(481)

Total	$61,499	$(984)	$—	$—	133	$61,499	$(984)

There were no securities classified as held to maturity in an unrealized loss position as of December 31, 2012.

Management evaluated the securities in the preceding tables and has determined that no declines in the fair value of the Company’s securities portfolio are deemed to be other-than-temporary as of March 31, 2013. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any impaired debt securities and is unlikely to be required to sell any impaired debt security before its maturity or market price recovery.

NOTE G – LOANS

The components of the loan portfolio were as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Commercial:
Commercial and industrial	$313,478	$306,192
Commercial real estate	824,701	814,692
Construction	63,797	52,778
Consumer:
Residential real estate	440,638	441,874
Home equity	176,124	179,039
Consumer	20,593	21,501

Total loans	1,839,331	1,816,076
Net deferred loan costs and fees	3,520	3,414
Allowance for loan losses	(12,696)	(12,089)

Loans, net	$1,830,155	$1,807,401

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated statements of condition. The Company and participating lenders share ratably in any losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2013 and December 31, 2012, the Company was servicing loans for participants aggregating $57.9 million and $57.7 million, respectively.

As of March 31, 2013 and December 31, 2012, the Company had two loans that were transferred to participants, which did not meet the requirements to be considered a participating interest. These transferred loans are reported as secured borrowings in the amount of $2.8 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively, and are reported in long-term debt on the consolidated statement of condition.

The Company established a Business Banking unit within its Commercial Lending Department during the second quarter of 2012. The portfolio is made up of both commercial and industrial and commercial real estate loans. As a result, the Company has reallocated charge offs, recoveries, and allowance for loan losses accordingly. A summary of the activity pertaining to the allowance for loan losses for the three months ended March 31, 2013 and 2012 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
March 31, 2013:
Beginning balance	$2,680	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,089
Charge-offs	(307)	—	—	(27)	—	(5)	(26)	(8)	—	(373)
Recoveries	15	—	—	—	—	—	—	15	—	30
Provision (credit)	780	228	296	(89)	(59)	(14)	12	(22)	(182)	950

Ending balance	$3,168	$5,725	$1,006	$672	$647	$583	$369	$68	$458	$12,696

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Banking Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
March 31, 2012:
Beginning balance	$3,446	$5,572	$860	$—	$—	$666	$474	$114	$—	$11,132
Charge-offs	(128)	(216)	(76)	—	—	(88)	—	(5)	—	(513)
Recoveries	30	25	1	—	—	—	—	—	—	56
Provision (credit)	72	229	20	—	—	266	(64)	(3)	130	650

Ending balance	$3,420	$5,610	$805	$—	$—	$844	$410	$106	$130	$11,325

Further information pertaining to the allowance for loan losses at March 31, 2013 and December 31, 2012 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At March 31, 2013:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$342	$—	$—	$—	$—	$—	$—	$—	$—	$342

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,826	$5,725	$1,006	$672	$647	$583	$369	$68	$458	$12,354

Total loans	$281,878	$743,361	$63,797	$31,600	$81,340	$440,638	$176,124	$20,593	$—	$1,839,331

Loans deemed to be impaired and individually evaluated for impairment	$5,657	$3,044	$192	$—	$—	$—	$—	$—	$—	$8,893

Loans not deemed to be impaired and collectively evaluated for impairment	$275,555	$737,279	$62,646	$31,600	$81,340	$440,638	$176,124	$20,593	$—	$1,825,775

Loans acquired with deteriorated credit quality and deemed to be impaired	$666	$3,039	$959	$—	$—	$—	$—	$—	$—	$4,664

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,648	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,057

Total loans	$272,789	$732,272	$52,778	$33,403	$82,420	$441,874	$179,039	$21,501	$—	$1,816,076

Loans deemed to be impaired and individually evaluated for impairment	$5,943	$3,882	$591	$—	$—	$—	$—	$—	$—	$10,416

Loans not deemed to be impaired and collectively evaluated for impairment	$266,091	$722,470	$51,838	$33,403	$82,420	$441,874	$179,039	$21,501	$—	$1,798,636

Loans acquired with deteriorated credit quality and deemed to be impaired	$755	$5,920	$349	$—	$—	$—	$—	$—	$—	$7,024

The following is a summary of past due loans at March 31, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At March 31, 2013:
Commercial:
Commercial and industrial	$3,212	$1,408	$3,186	$7,806	$305,672	$313,478	$—
Commercial real estate	6,493	2,263	4,635	13,391	811,310	824,701	—
Construction	—	639	—	639	63,158	63,797	—
Consumer:
Residential real estate	3,546	1,698	2,489	7,733	432,905	440,638	—
Home equity	1,000	528	252	1,780	174,344	176,124	—
Consumer	28	65	227	320	20,273	20,593	—

Total	$14,279	$6,601	$10,789	$31,669	$1,807,662	$1,839,331	$—

At December 31, 2012:
Commercial:
Commercial and industrial	$3,974	$1,155	$4,442	$9,571	$296,621	$306,192	$—
Commercial real estate	6,326	1,136	5,351	12,813	801,879	814,692	—
Construction	2,853	—	—	2,853	49,925	52,778	—
Consumer:
Residential real estate	11,760	2,450	2,615	16,825	425,049	441,874	—
Home equity	1,044	161	137	1,342	177,697	179,039	—
Consumer	329	35	120	484	21,017	21,501	—

Total	$26,286	$4,937	$12,665	$43,888	$1,772,188	$1,816,076	$—

The following is a summary of impaired loans at March 31, 2013 and December 31, 2012:

	At March 31, 2013			At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$5,726	$5,726		$6,666	$6,997
Commercial real estate	6,083	6,662		9,802	10,736
Construction	1,151	1,151		940	940

Total	$12,960	$13,539		$17,408	$18,673

With an allowance recorded:
Commercial and industrial	597	878	$342	32	32	$32

Total	$597	$878	$342	$32	$32	$32

Total impaired loans	$13,557	$14,417	$342	$17,440	$18,705	$32

The following is a summary of information pertaining to impaired loans:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$6,680	$379	$310	$3,982	$8	$8
Commercial real estate	7,512	18	10	3,540	15	5
Construction	1,725	3	—	720	7	—
Consumer:
Residential real estate	—	3	3	—	—	—

Total	$15,917	$403	$323	$8,242	$30	$13

The following is a summary of non-accrual loans, at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Commercial:
Commercial and industrial	$5,602	$5,538
Commercial real estate	4,635	5,596
Construction	959	349
Consumer:
Residential real estate	2,524	2,970
Home equity	252	137
Consumer	227	120

Total	$14,199	$14,710

The following table represents modifications that were deemed to be troubled debt restructures for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Contracts	Outstanding Recorded Investment		Number of Contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Troubled Debt
Restructurings:
Commercial and industrial	2	$1,824	$1,420	1	$140	$140
Commercial real estate	—	—	—	4	1,211	1,211
Construction	—	—	—	2	613	613

Total	2	$1,824	$1,420	7	$1,964	$1,964

At March 31, 2013, the modifications related to two commercial and industrial loans to one borrower that were restructured as part of an agreement with the customer whereby the Bank received a cash paydown. The modifications lowered the interest rate and extended the maturity of these loans.

At March 31, 2012, the modifications provided on one commercial and industrial loan and four commercial real estate loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. The modifications provided on the two construction loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. Management performs a discounted cash flow calculation or collateral analysis if the loan is collateral dependent to determine the amount of impaired reserve required on each of the troubled debt restructures. Any reserve required is recorded through the provision for loan losses.

As of March 31, 2013 and 2012, there have been no TDRs that have subsequently defaulted (defined as thirty or more days past due) within one year of modification.

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

The following tables presents the Company’s loan segment by internally assigned grades:

	At March 31, 2013
Commercial:	Commercial & Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$280,677	$772,543	$57,189	$1,110,409
Special Mention	15,608	28,240	1,387	45,235
Substandard	16,548	23,918	5,221	45,687
Doubtful	645	—	—	645

Total	$313,478	$824,701	$63,797	$1,201,976

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$437,635	$175,728	$20,364	$633,727
Special Mention	—	—	—	—
Substandard	3,003	396	229	3,628
Doubtful	—	—	—	—

Total	$440,638	$176,124	$20,593	$637,355

	At December 31, 2012
Commercial:	Commercial & Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$275,279	$762,240	$46,196	$1,083,715
Special Mention	14,788	29,092	1,632	45,512
Substandard	15,472	23,360	4,950	43,782
Doubtful	653	—	—	653

Total	$306,192	$814,692	$52,778	$1,173,662

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$439,201	$178,920	$21,382	$639,503
Special Mention	—	—	—	—
Substandard	2,673	119	119	2,911
Doubtful	—	—	—	—

Total	$441,874	$179,039	$21,501	$642,414

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Unused lines of credit	$320,620	$308,683
Amounts due mortgagors	40,876	36,365
Standby letters of credit	3,692	3,573
Commitments to originate loans	65,571	63,974

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in low income housing tax credit funds by the end of 2015. At March 31, 2013, the Company invested $8.1 million in the funds, which has been reduced by net operating losses of $1.4 million. The net carrying balance of $6.7 million is included in other assets on the Company’s consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and net operating losses for a period of eight years or until the minimum investment return has been met. Net operating losses allocated to the Company are recognized as they are incurred and recorded in non-interest expense.

In 2012, the Company committed to and invested $1.8 million, or 50% interest, in a new markets housing tax credit fund. At March 31, 2013, the fund recorded losses of $34,000 of which the Company will be allocated $17,000.

The Company has committed to invest $2.0 million in another low income housing tax credit fund by the end of 2015. At March 31, 2013, the Company invested $347,000 in this fund.

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Demand	$313,755	$307,302
NOW	82,338	87,983
Savings	351,935	350,188
Money market	414,452	395,293
Certificates of deposit	732,138	707,409

	$1,894,618	$1,848,175

NOTE J – CONTINGENCIES

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. During the third quarter of 2011 the judge issued a ruling in favor of the Bank. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At March 31, 2013
Securities available for sale:
Government-sponsored enterprises	$—	$2,091	$—	$2,091
Government-sponsored and government-guaranteed mortgage-backed securities	—	250,511	—	250,511
Private label mortgage-backed securities	—	130	—	130
Municipal bonds	—	28,215	—	28,215
Corporate bonds	—	—	1,950	1,950

Total	$—	$280,947	$1,950	$282,897

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2012
Securities available for sale:
Government-sponsored enterprises	$—	$3,233	$—	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	—	257,762	—	257,762
Private label mortgage-backed securities	—	2,566	—	2,566
Municipal bonds	—	28,827	—	28,827
Corporate bonds	—	—	1,934	1,934

Total	$—	$292,388	$1,934	$294,322

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013.

Balance at December 31, 2012	$1,934
Change in unrealized gain	16

Balance at March 31, 2013	$1,950

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

The Company may be required, from time to time, to measure at fair value certain other assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and three months ended March 31, 2013 and 2012.

				Three Months Ended March 31, 2013
	At March 31, 2013			Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$680	$(485)
Other real estate owned	—	—	177	(19)

Total assets	$—	$—	$857	$(504)

				Three Months Ended March 31, 2012
	At March 31, 2012			Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$1,015	$(214)
Other real estate owned	—	—	790	—

Total assets	$—	$—	$1,805	$(214)

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

Loans Held for Sale. Fair values are based on commitments in effect from investors or prevailing market rates.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$56,312	$56,312	$—	$—	$56,312
Securities available for sale	282,897	—	280,947	1,950	282,897
Securities held to maturity	76,107	—	78,554	—	78,554
Stock in Federal Home Loan Bank of Boston	17,334	—	—	17,334	17,334
Net loans and loans held for sale	1,831,108	—	—	1,857,968	1,857,968
Financial Liabilities:
Deposits (with no stated maturity)	1,162,480	—	—	1,162,480	1,162,480
Time deposits	732,138	—	—	738,481	738,481
Federal Home Loan Bank of Boston advances	134,856	—	—	138,232	138,232
Repurchase agreements	63,752	—	—	64,856	64,856
Subordinated debentures	5,653	—	5,653	—	5,653

	At December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$30,679	$30,679	$—	$—	$30,679
Securities available for sale	294,322	—	292,388	1,934	294,322
Securities held to maturity	82,986	—	85,674	—	85,674
Stock in Federal Home Loan Bank of Boston	18,554	—	—	18,554	18,554
Net loans and loans held for sale	1,808,033	—	—	1,846,519	1,846,519
Financial Liabilities:
Deposits (with no stated maturity)	1,140,766	—	—	1,140,766	1,140,766
Time deposits	707,409	—	—	711,845	711,845
Federal Home Loan Bank of Boston advances	141,525	—	—	145,543	145,543
Repurchase agreements	69,229	—	—	70,082	70,082
Subordinated debentures	9,630	—	9,630	—	9,630

NOTE L – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (“SERP”) and a Director Retirement Plan. These plans had no assets at March 31, 2013 and 2012. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended March 31,
	2013		2012
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$100	$14	$79	$23
Interest cost	47	11	44	14

Total pension cost	147	25	123	37
Prior service cost amortization	50	11	29	9
Net loss amortization	—	12	—	3

Net periodic benefit cost	$197	$48	$152	$49

Benefits expected to be paid over the next five years as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 have not changed. These plans are funded on a pay-as-you-go-basis and the Company does not expect to make any contributions to these plans in 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, future strategies, technological developments, new products, and similar matters. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes factors that could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions, changes in market interest rates and real estate values, changes in the size, composition or risks in the loan and securities portfolios, loan or deposit demand, changes in asset quality, including levels of delinquent, classified and charged-off loans, legislative, accounting or regulatory changes, and significant increases in competitive pressures. Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets increased $26.9 million, or 1.1%, to $2.43 billion at March 31, 2013 from $2.40 billion at December 31, 2012 reflecting growth in net loans and interest-bearing deposits, partially offset by decreases in securities available for sale and held to maturity investment securities. Net loans increased $22.8 million, or 1.3%, to $1.83 billion at March 31, 2013 from $1.81 billion at December 31, 2012 due to growth of $11.0 million, or 20.9%, in construction loans, $10.0 million, or 1.2%, in commercial mortgages and $7.3 million, or 2.4%, in commercial and industrial loans, as a result of successful business development efforts and competitive products and pricing. These increases were offset by decreases in home equity loans of $2.9 million, or 1.6%, and residential mortgages of $1.2 million, or 0.3%. Home equity loan balances declined due to the decreased usage of existing home equity lines. The decrease in residential mortgages is primarily due to payments and $3.8 million in sales of 30-year fixed rate loan originations, offset by originations of 10- and 15-year fixed rate loans. Interest-bearing deposits increased $30.3 million primarily reflecting excess cash on deposit at the Federal Reserve Bank. Securities available for sale decreased $11.4 million, or 3.9%, to $282.9 million at March 31, 2013 from $294.3 million at December 31, 2012 primarily due to repayments of government-sponsored agency debt and mortgage-backed securities of $23.5 million, partially offset by purchases of fixed- and variable-rate agency mortgage-backed securities totaling $16.6 million. Securities held to maturity decreased $6.9 million, or 8.3%, to $76.1 million at March 31, 2013 from $83.0 million at December 31, 2012 as a result of repayments of government-sponsored agency debt and mortgage-backed securities.

Total deposits increased $46.4 million, or 2.5%, to $1.89 billion at March 31, 2013 compared to $1.85 billion at December 31, 2012 reflecting growth of $21.7 million, or 1.9%, in core account balances and an increase of $24.7 million, or 3.5%, in certificates of deposit. Core deposit balances were $1.16 billion, or 61.4% of total deposits, at March 31, 2013 compared to $1.14 billion, or 61.7% of total deposits, at December 31, 2012. The growth in core deposit account balances was driven by sales and marketing initiatives, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in certificates of deposit is attributable to the purchase of $20.0 million in brokered CDs with a weighted average rate of 0.30% and a maturity of three months. Short-term borrowings decreased $12.6 million, or 15.9%, to $66.7 million at March 31, 2013 from $79.2 million at December 31, 2012 mainly due to a decrease in overnight customer repurchase agreements. Total subordinated debentures decreased $4.0 million, or 41.3%, to $5.7 million at March 31, 2013 as a result of the full redemption of callable debt instruments previously issued by New England Bancshares, Inc. At March 31, 2013, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank of Boston and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $834,000, or 0.3%, to $306.4 million at March 31, 2013 from $307.2 million at December 31, 2012 as a result of repurchases of common stock totaling $3.0 million, cash dividend payments amounting to $2.0 million and $852,000 in other comprehensive loss, partially offset by net income of $4.7 million.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $14.2 million, or 0.77% of total loans, at March 31, 2013 compared to $14.7 million, or 0.81% of total loans, at December 31, 2012. Classified loans, which are loans that are of lesser quality and are reported as special mention, substandard, doubtful or loss, increased $2.3 million, or 2.5%, to $95.2 million at March 31, 2013 compared to $92.9 million at December 31, 2012, primarily due to an increase in classified commercial and industrial and construction loans. Other real estate owned totaled $1.4 million at March 31, 2013 and includes three properties with a book balance of $359,000 that are under contract to sell. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for additional disclosures about credit quality.

At March 31, 2013, the ratio of the allowance for loan losses to total loans was 0.69% compared to 0.67% at December 31, 2012. Excluding the impact of acquired loans totaling $616.2 million at March 31, 2013 and $664.6 million at December 31, 2012, the ratio of the allowance for loan losses to total loans would have been 1.04% at March 31, 2013 and 1.05% at December 31, 2012. Net charge-offs totaled $343,000, or 0.07% of average loans outstanding on an annualized basis, for the three months ended March 31, 2013 as compared to net charge-offs of $457,000, or 0.16% of average loans outstanding on an annualized basis, for the same period in 2012. Net charge-offs in both periods consisted primarily of commercial loans. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

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

Net Income. Net income increased $1.9 million, or 65.0%, to $4.7 million for the first quarter of 2013 compared to net income of $2.8 million for the same period in 2012. Excluding branch closing costs totaling $510,000 ($302,000 net of tax benefit) and acquisition related expenses of $158,000 ($152,000 net of tax benefit) resulting from the Company’s acquisition of New England Bancshares, Inc. (“NEBS”) in November 2012, net income would have increased by $2.3 million, or 80.9%, to $5.2 million for the first quarter of 2013. The improved quarterly operating results were largely due to growth in net interest income of $7.4 million, driven by net interest margin expansion and an increase in average interest earning assets and, to a lesser extent, an increase in non-interest income. These positive results were offset in part by increases of $4.6 million in non-interest expense and $300,000 in provision for loan losses. Diluted earnings per share increased $0.04, or 21.1%, to $0.23 for the three months ended March 31, 2013 compared to $0.19 for the same period last year due to improved earnings, offset in part by an increase in weighted average shares outstanding. Total diluted weighted average shares increased by 5.3 million shares for the three months ended March 31, 2013 compared to the same period in 2012 due to the issuance of shares for the acquisition of NEBS, partially offset by the repurchase of shares under the Company’s current stock repurchase plan. Excluding the after tax impact of branch closing costs and acquisition related expenses, diluted earnings per share would have increased $0.06, or 32%, to $0.25 for the three months ended March 31, 2013 compared to the same period in 2012.

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$445,630	$4,217	3.79%	$315,439	$3,712	4.71%
Commercial real estate	864,727	11,692	5.41%	491,552	6,943	5.65%
Home equity	178,172	1,494	3.35%	135,891	1,231	3.62%
Commercial and industrial	319,971	4,329	5.41%	175,687	1,993	4.54%
Consumer and other	22,120	324	5.86%	14,974	196	5.24%

Total loans(2)	1,830,620	22,056	4.82%	1,133,543	14,075	4.97%
Investment securities	365,237	2,313	2.53%	338,405	2,855	3.37%
Other interest-earning assets	21,985	18	0.33%	54,067	41	0.30%

Total interest-earning assets	2,217,842	24,387	4.40%	1,526,015	16,971	4.45%
Noninterest-earning assets(3)	179,185			102,056

Total assets	$2,397,027			$1,628,071

Interest-bearing liabilities:
Savings accounts	$350,418	335	0.38%	$254,668	368	0.58%
Money market accounts	406,860	393	0.39%	303,684	442	0.58%
NOW accounts	79,082	90	0.46%	48,478	40	0.33%
Certificates of deposit	715,763	1,985	1.11%	418,420	1,903	1.82%

Total interest-bearing deposits	1,552,123	2,803	0.72%	1,025,250	2,753	1.07%
FHLBB advances	136,627	792	2.32%	105,302	822	3.12%
Other interest-bearing liabilities	82,224	299	1.45%	51,899	296	2.28%

Total interest-bearing liabilities	1,770,974	3,894	0.88%	1,182,451	3,871	1.31%
Demand deposits	302,851			206,035
Other noninterest-bearing liabilities	16,649			11,731

Total liabilities	2,090,474			1,400,217
Stockholders’ equity	306,553			227,854

Total liabilities and stockholders’ equity	$2,397,027			$1,628,071

Net interest income		$20,493			$13,100

Interest rate spread(4)			3.52%			3.14%
Net interest-earning assets(5)	$446,868			$343,564

Net interest margin(6)			3.70%			3.43%
Average interest-earning assets to average interest-bearing liabilities			125.23%			129.06%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$1,329	$(824)	$505
Commercial real estate	5,058	(309)	4,749
Home equity	360	(97)	263
Commercial and industrial	1,892	444	2,336
Consumer and other	103	25	128

Total loans	8,742	(761)	7,981
Investment securities	213	(755)	(542)
Other interest-earning assets	(26)	3	(23)

Total interest-earning assets	8,929	(1,513)	7,416

Interest-bearing liabilities:
Savings accounts	113	(146)	(33)
Money market accounts	124	(173)	(49)
NOW accounts	31	19	50
Certificates of deposit	1,011	(929)	82

Total interest-bearing deposits	1,279	(1,229)	50
FHLBB advances	211	(241)	(30)
Other interest-bearing liabilities	134	(131)	3

Total interest-bearing liabilities	1,624	(1,601)	23

Change in net interest income	$7,305	$88	$7,393

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $7.4 million, or 56.4%, to $20.5 million for the first quarter of 2013 from $13.1 million for the same period in 2012 mainly as a result of an increase in average interest-earning assets and net interest margin expansion. Total average interest-earning assets increased $691.8 million, or 45.3%, to $2.22 billion for the first quarter of 2013, driven by the acquisition of New England Bank and organic loan growth, partially offset by a decrease in interest-earning cash balances. The net interest margin increased by 27 basis points to 3.70% for the three months ended March 31, 2013 due in large part to a $1.4 million increase in the net accretion of acquisition accounting adjustments to $1.8 million for the first quarter of 2013 from $371,000 for the same period in 2012.

Interest Income. Interest income increased $7.4 million, or 43.7%, to $24.4 million for the three months ended March 31, 2013 from $17.0 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 5 basis points to 4.40% for the first quarter of 2013 in connection with the lower interest rate environment, partially offset by an increase of $440,000 in the accretion of loan acquisition accounting adjustments. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense increased $23,000, or 0.6%, for the three months ended March 31, 2013 compared to the prior year period, reflecting an increase in average interest-bearing liabilities, partially offset by a decrease in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $588.5 million, or 49.8%, to $1.77 billion for the three months ended March 31, 2013 from $1.18 billion for the prior year period due in large part to the Company’s acquisition of NEBS in the fourth quarter of 2012 and organic deposit growth. The average rate paid on interest-bearing liabilities declined 43 basis points to 0.88% for the three months ended March 31, 2013 due to the repricing of deposits in response to the lower interest rate environment and an increase of $940,000 in the net accretion of acquisition accounting adjustments.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses increased by $300,000, or 46.2%, to $950,000 for the three months ended March 31, 2013 from $650,000 for the same period in 2012, driven by an increase in general reserves associated with stronger commercial loan origination activity, an increase in impaired loan reserves and the continuing shift to a more commercially oriented loan portfolio, offset in part by a decrease in net charge-offs. Net charge-offs decreased from $457,000 for the three months ended March 31, 2012 to $343,000 for the three months ended March 31, 2013. The allowance for loan losses was $12.7 million, or 0.69% of loans outstanding at March 31, 2013.

Non-interest Income. Non-interest income increased $225,000, or 8.7%, to $2.8 million for the first quarter of 2013 from $2.6 million for the same period in 2012. Other income increased $129,000, or 33.1%, as a result of higher loan prepayment penalties and late charges as well as increased credit enhancement fees related to loans sold to the FHLBB. Fee income on depositors’ accounts increased $91,000, or 6.5%, driven by growth in overdraft fees and debit card income. These increases were offset in part by losses totaling $50,000 from sales of $2.6 million in private label mortgage-backed securities and a decrease of $16,000 in wealth management income.

Non-interest Expense. Non-interest expense increased $4.6 million, or 40.6%, to $15.9 million in the first quarter of 2013 from $11.3 million in the same period last year. Excluding branch closing costs of $510,000 and acquisition-related costs totaling $158,000 incurred in connection with the Company’s acquisition of NEBS, non-interest expense would have increased $3.9 million, or 34.7%, to $15.2 million mainly due to additional costs incurred to operate our new Connecticut franchise. Salaries and benefits increased $2.0 million, or 31.6%, mainly due to costs incurred to support our new Connecticut operations, staffing costs associated with a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012 and a new branch established in Northborough, Massachusetts during the fourth quarter of 2012, annual wage increases and a larger incentive accrual due to improved operating performance. Occupancy costs grew $754,000, or 86.3%, principally attributable to expenses incurred to operate our new Connecticut facilities as well as expenses related to the new loan production office and new branch. Other expenses increased $698,000, or 47.1%, reflecting increased expenses from the expansion of our franchise into Connecticut. Data processing expenses increased $187,000, or 18.3%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Professional fees increased $172,000, or 34.0%, primarily due to additional legal and consulting costs associated with our Connecticut operations and increased expenses related to loan workout activities and third party loan reviews.

Income Tax Expense. Income tax expense increased $891,000, or 99.1%, to $1.8 million for the first quarter of 2013 from $899,000 in the same period last year as a result of an increase in taxable income and to a lesser extent, a higher effective tax rate.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the FHLBB, to “match fund” certain longer-term loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable-rate and shorter-term loans; (iv) offering a variety of consumer loans, which typically have shorter-terms; (v) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations; and (vi) sales of thirty-year fixed-rate residential real estate loans. Reducing the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at March 31, 2013 and December 31, 2012.

Net Interest Income At-Risk

Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (March 31, 2013)	Estimated Increase (Decrease) in NII (December 31, 2012)

-100	(3.2)%	(3.3)%
Stable	0.0%	0.0%
+200	2.4%	2.0%

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

Economic Value of Equity Simulation Analysis. We also utilize a model to compute the amounts by which the net present value of an institution’s cash flows from assets, liabilities and off-balance sheet items (the institution’s economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The model has estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the low level of market interest rates, an economic value of equity calculation for an interest rate decrease of greater than 100 basis points was not prepared. A basis point equals one-hundredth of one percent, and 200 basis points equals two percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.

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

	March 31, 2013
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$242,440	$(71,384)	(23)%	10.73%	(219)
+200	282,897	(30,927)	(10)	12.18	(74)
+100	307,593	(6,232)	(2)	12.93	—
0	313,825	—	—	12.93	—
-100	324,404	10,580	3	13.14	21

	December 31, 2012
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$253,448	$(58,910)	(19)%	11.31%	(169)
+200	290,998	(21,360)	(7)	12.64	(36)
+100	311,510	(848)	—	13.22	22
0	312,358	—	—	13.00	—
-100	317,039	4,681	2	12.99	(1)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at March 31, 2013 and December 31, 2012, in the event of a 300 basis point increase in interest rates, we would experience a 23% and 19%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at March 31, 2013 and December 31, 2012, we would experience a 3% and 2%, respectively, increase in economic value of equity.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At March 31, 2013, our liquidity ratio was 13.53% compared to 13.29% at December 31, 2012.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-bearing deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $56.3 million. Securities classified as available for sale and held to maturity, which provide additional sources of liquidity, totaled $282.9 million and $76.1 million, respectively, at March 31, 2013. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $311.5 million from the FHLBB and had $134.0 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2013, we had $65.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $320.6 million in unused lines of credit to borrowers, $3.7 million in standby letters of credit and $40.9 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of March 31, 2013 totaled $414.1 million, or 21.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2013, we originated $125.1 million of loans and purchased $16.6 million of securities. In the comparable 2012 period, we originated $80.0 million of loans and purchased $25.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $46.4 million and $28.7 million for the three months ended March 31, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $6.7 million during the three months ended March 31, 2013 and $1.8 million for the same period in 2012, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at March 31, 2013 and December 31, 2012, was approximately $165.4 million at March 31, 2013 and $28.3 million at December 31, 2012. At March 31, 2013 and December 31, 2012, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $78.9 million at March 31, 2013.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders and all interest paid on its subordinated debentures. United Financial also repurchases shares of its common stock. At March 31, 2013, United Financial on an unconsolidated basis had liquid assets of $6.9 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at March 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$414,101	$245,905	$66,846	$—	$726,852
Federal Home Loan Bank advances	57,440	13,000	45,576	18,000	134,016
Repurchase agreements	43,752	—	—	20,000	63,752
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	3,692	—	—	—	3,692
Operating leases	2,026	4,019	3,194	11,096	20,335
Capitalized leases	423	847	848	5,122	7,240
Future benefits to be paid under retirement plans	3,690	162	1,530	5,398	10,780

Total	$525,124	$263,933	$117,994	$67,348	$974,399

Commitments:
Commitments to extend credit	$430,759	$—	$—	$—	$430,759
Investment in venture capital fund	300	—	—	—	300
Investment in low income tax credit fund	2,357	413	—	—	2,770

Total	$433,416	$413	$—	$—	$433,829

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of March 31, 2013:
Total risk-based capital	13.64%	8.00%	10.00%
Tier 1 risk-based capital	13.00%	4.00%	6.00%
Tier 1 (core) capital	10.82%	4.00%	5.00%
Tangible equity	10.82%	1.50%	N/A

As of December 31, 2012:
Total risk-based capital	13.61%	8.00%	10.00%
Tier 1 risk-based capital	12.98%	4.00%	6.00%
Tier 1 (core) capital	10.69%	4.00%	5.00%
Tangible equity	10.69%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. A trial was held in the third quarter of 2011 and the judge ruled in the Bank’s favor. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

The Bank is also a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results, should be carefully considered. At March 31, 2013, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended March 31, 2013.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1 - 31, 2013	62,500		$14.84	62,500	679,188

February 1 - 28, 2013	138,700		14.93	138,700	540,488

March 1 - 31, 2013	3,769	(2)	14.88	3,200	537,288

Total	204,969		$14.90	204,400

(1)	On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of March 31, 2013, the Company has repurchased 231,712 shares at a cost of approximately $3.5 million and an average price of $14.91 per share, under this plan.
(2)	Includes the withholding of 569 shares at $14.23 per share as payment of taxes due upon the vesting of the restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 8, 2013	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: May 8, 2013	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer