Form 10-Q
period 2013-06-30
United Financial Bancorp, Inc.
filed 2013-08-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Common stock, $0.01 par value

19,650,099 shares outstanding as of July 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS

Cash and due from banks	$26,194	$28,972
Interest-bearing deposits	26,836	1,707

Total cash and cash equivalents	53,030	30,679

Securities available for sale, at fair value	272,902	294,322
Securities held to maturity, at amortized cost (fair value of $87,621 at June 30, 2013 and $85,674 at December 31, 2012)	86,640	82,986
Loans held for sale	—	632
Loans, net of allowance for loan losses of $13,070 at June 30, 2013 and $12,089 at December 31, 2012	1,850,120	1,807,401
Other real estate owned	1,787	2,578
Accrued interest receivable	6,802	6,790
Deferred tax asset, net	22,924	20,178
Stock in the Federal Home Loan Bank of Boston	17,334	18,554
Banking premises and equipment, net	24,698	25,064
Bank-owned life insurance	53,722	52,876
Goodwill	40,663	39,852
Other assets	17,728	20,391

TOTAL ASSETS	$2,448,350	$2,402,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,596,977	$1,540,873
Non-interest-bearing	328,058	307,302

Total deposits	1,925,035	1,848,175
Short-term borrowings	70,524	79,229
Long-term debt	124,187	133,969
Subordinated debentures	5,908	9,630
Escrow funds held for borrowers	4,294	4,315
Capitalized lease obligations	4,626	4,711
Accrued expenses and other liabilities	13,457	15,085

Total liabilities	2,148,031	2,095,114

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 24,266,428 shares issued at June 30, 2013 and December 31, 2012	243	243
Paid-in capital	273,624	272,822
Retained earnings	91,733	87,153
Treasury stock, at cost (4,618,496 shares at June 30, 2013 and 4,114,310 shares at December 31, 2012)	(65,924)	(58,430)
Accumulated other comprehensive income, net of taxes	643	5,401

Total stockholders’ equity	300,319	307,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,448,350	$2,402,303

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans	$21,277	$14,181	$43,333	$28,256
Investments	2,248	2,767	4,561	5,622
Other interest-earning assets	24	51	42	92

Total interest and dividend income	23,549	16,999	47,936	33,970
Interest expense:
Deposits	2,851	2,598	5,654	5,351
Short-term borrowings	16	13	49	33
Long-term debt	983	1,094	2,041	2,192

Total interest expense	3,850	3,705	7,744	7,576

Net interest income before provision for loan losses	19,699	13,294	40,192	26,394

Provision for loan losses	892	750	1,842	1,400

Net interest income after provision for loan losses	18,807	12,544	38,350	24,994

Non-interest income:
Fee income on depositors’ accounts	1,597	1,529	3,096	2,937
Wealth management income	247	289	458	516
Income from bank-owned life insurance	510	436	1,023	876
Net gain on sales of loans	107	162	213	270
Net loss on sales of securities	—	—	(50)	—
Other income	554	154	1,073	544

Total non-interest income	3,015	2,570	5,813	5,143

Non-interest expense:
Salaries and benefits	8,145	6,286	16,624	12,728
Occupancy expenses	1,327	870	2,955	1,744
Marketing expenses	693	501	1,231	941
Data processing expenses	1,608	1,011	2,815	2,031
Professional fees	649	404	1,327	910
Acquisition related expenses	123	592	281	592
Branch closing expenses	477	—	987	—
FDIC insurance assessments	525	267	823	536
Tax credit funds	365	—	540	243
Other expenses	2,357	1,537	4,536	3,018

Total non-interest expense	16,269	11,468	32,119	22,743

Income before income taxes	5,553	3,646	12,044	7,394

Income tax expense	1,504	1,064	3,294	1,963

Net income	$4,049	$2,582	$8,750	$5,431

Earnings per share:
Basic	$0.21	$0.18	$0.44	$0.37
Diluted	$0.20	$0.17	$0.43	$0.36

Weighted average shares outstanding:
Basic	19,717,204	14,542,642	19,875,596	14,606,624
Diluted	19,978,699	14,787,690	20,133,120	14,887,361

Dividends paid per share	$0.11	$0.09	$0.21	$0.18

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$4,049	$2,582	$8,750	$5,431

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on availible-for-sale securities	(6,306)	374	(7,745)	39
Reclassification adjustment for losses realized in income	—	—	50	—

Net change in unrealized gains	(6,306)	374	(7,695)	39
Tax effect	2,400	(148)	2,937	(16)

Net of tax amount	(3,906)	226	(4,758)	23

Comprehensive income	$143	$2,808	$3,992	$5,454

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361
Net income	—	—	—	5,431	—	—	—	5,431
Other comprehensive income	—	—	—	—	—	—	23	23
Cash dividends paid ($0.18 per share)	—	—	—	(2,628)	—	—	—	(2,628)
Treasury stock purchases	(199,400)	—	—	—	—	(3,166)	—	(3,166)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(10,834)	—	—	—	—	(148)	—	(148)
Restricted shares forfeited	(10,000)	—	137	—	—	(137)	—	—
Excess tax benefit on stock compensation plans	—	—	29	—	—	—	—	29
Cancellation of shares for tax withholdings on options exercised	—	—	(88)	—	—	—	—	(88)
Reissuance of treasury shares in connection with stock options exercised	15,361	—	(156)	(10)	—	211	—	45
Reissuance of treasury shares in connection with restricted stock grants	12,500	—	(196)	24	—	172	—	—
Stock-based compensation	—	—	712	—	—	—	—	712
ESOP shares committed to be released	—	—	206	—	352	—	—	558

Balances at June 30, 2012	15,520,524	$187	$183,077	$91,836	$(9,695)	$(44,051)	$6,775	$228,129

Balances at December 31, 2012	20,152,118	$243	$272,822	$87,153	$—	$(58,430)	$5,401	$307,189
Net income	—	—	—	8,750	—	—	—	8,750
Other comprehensive loss	—	—	—	—	—	—	(4,758)	(4,758)
Cash dividends paid ($0.21 per share)	—	—	—	(4,170)	—	—	—	(4,170)
Treasury stock purchases	(488,651)	—	—	—	—	(7,269)	—	(7,269)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(12,101)	—	—	—	—	(172)	—	(172)
Restricted shares forfeited	(5,000)	—	75	—	—	(75)	—	—
Excess tax benefit on stock compensation plans	—	—	35	—	—	—	—	35
Cancellation of shares for tax withholdings on options exercised	—	—	(18)	—	—	—	—	(18)
Reissuance of treasury shares in connection with stock options exercised	1,566	—	(22)	—	—	22	—	—
Stock-based compensation	—	—	732	—	—	—	—	732

Balances at June 30, 2013	19,647,932	$243	$273,624	$91,733	$—	$(65,924)	$643	$300,319

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$8,750	$5,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,842	1,400
ESOP expense	—	558
Stock-based compensation	732	712
Excess tax benefits on stock compensation plan	(35)	(29)
Amortization of premiums and discounts	1,476	935
Depreciation and amortization	1,683	808
Amortization of intangible assets	386	46
Net (loss) gain on sale and writedown of other real estate owned	(4)	69
Net loss on sale of available for sale securities	50	—
Loans originated for sale	(7,498)	(10,396)
Proceeds from sales of loans held for sale	8,343	9,884
Net gain on sale of loans	(213)	(270)
Deferred tax benefit	(2,746)	(215)
Net increase in cash surrender value of bank-owned life insurance	(846)	(781)
(Increase) decrease in accrued interest receivable	(12)	243
Decrease (increase) in other assets	4,403	(1,324)
(Decrease) increase in accrued expenses and other liabilities	(1,477)	275

Net cash provided by operating activities	14,834	7,346

Cash flows from investing activities:
Purchases of securities available for sale	(33,468)	(51,636)
Proceeds from sales of securities available for sale	2,563	—
Proceeds from maturities, calls and principal repayments of securities available for sale	43,565	29,292
Purchases of securities held to maturity	(16,927)	(125)
Proceeds from maturities, calls and principal repayments of securities held to maturity	12,812	15,965
Redemption of Federal Home Loan Bank of Boston stock	1,220	911
Proceeds from sales of other real estate owned	2,146	1,096
Net loan originations, purchases and principal repayments	(45,912)	(42,856)
Purchases of property and equipment	(1,306)	(2,001)

Net cash used in investing activities	(35,307)	(49,354)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Concluded)

(Dollars in thousands)

	2013	2012
Cash flows from financing activities:
Net increase in deposits	$76,860	$30,638
Net change in short-term borrowings	(8,705)	512
Proceeds from issuance of long-term debt	6,542	1,693
Repayment of long-term debt, net of amortization of discount	(16,046)	(3,479)
Redemption of trust preferred securities	(4,000)	—
Net decrease in escrow funds held for borrowers	(21)	(299)
Payments on capitalized lease obligations	(212)	(212)
Excess tax benefits on stock compensation plan	35	29
Cancellation of shares for tax withholdings on options exercised	(18)	(88)
Reissuance of treasury shares in connection with stock options exercised	—	45
Treasury stock purchases	(7,441)	(3,314)
Cash dividends paid	(4,170)	(2,628)

Net cash provided by financing activities	42,824	22,897

Increase (decrease) in cash and cash equivalents	22,351	(19,111)
Cash and cash equivalents at beginning of period	30,679	61,518

Cash and cash equivalents at end of period	$53,030	$42,407

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$9,751	$7,864
Income taxes – net	6,220	5,267
Non-cash items:
Transfer of loans to other real estate owned	1,351	1,508

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Amendments and Corrections to SEC Sections 2011-08. This ASU is intended to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and non-public entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This ASU was adopted in the first quarter of 2013 and did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line item of net income. This ASU is effective for public entities for reporting periods beginning after December 31, 2012. The Company adopted this ASU in the first quarter of 2013 and there was no impact on the Company’s consolidated financial results as the amendments relate only to disclosures in the consolidated financial statements.

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

The Company periodically may agree to modify the contractual terms of loans. A loan is classified as a troubled debt restructuring (“TDR”) if the Company grants a concession to a borrower that is experiencing financial difficulties. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest, extending the maturity date or a partial forgiveness of debt. A TDR loan is returned to accrual status after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six months. All TDRs are classified as impaired.

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

Reserve for unfunded commitments. The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $213 and $89 at June 30, 2013 and 2012, respectively.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,049	$2,582	$8,750	$5,431

Weighted average common shares applicable to basic EPS (1)	19,717,204	14,542,642	19,875,596	14,606,624
Effect of dilutive potential common shares (2) (3)	261,495	245,048	257,524	280,737

Weighted average common shares applicable to diluted EPS	19,978,699	14,787,690	20,133,120	14,887,361

Earnings per share:
Basic	$0.21	$0.18	$0.44	$0.37
Diluted	$0.20	$0.17	$0.43	$0.36

(1)	Share-based compensation awards that qualify as participating securities (entiled to receive non-forfeitable dividends) are included in basic EPS using the two-class method.
(2)	Options to purchase 217,892 and 187,300 shares for the three months ended June 30, 2013 and 2012, respectively, and 217,892 and 167,036 shares for the six months ended June 30, 2013 and 2012, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
(3)	Includes incremental shares related to dilutive stock options.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30, 2013	December 31, 2012
Net unrealized gain on securities available for sale	$2,452	$10,147
Tax effect	910	3,847

Net-of-tax amount	1,542	6,300

Pension liability	(1,432)	(1,432)
Tax effect	(533)	(533)

Net-of-tax amount	(899)	(899)

Accumulated other comprehensive income	$643	$5,401

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
June 30, 2013:
Debt Securities:
Government-sponsored enterprises	$2,099	$—	$(95)	$2,004
Government-sponsored and government-guaranteed mortgage-backed securities	239,925	5,599	(2,770)	242,754
Private label mortgage-backed securities	50	1	—	51
Municipal bonds	27,085	317	(1,159)	26,243
Corporate bonds	1,291	559	—	1,850

Total	$270,450	$6,476	$(4,024)	$272,902

December 31, 2012:
Debt Securities:
Government-sponsored enterprises	$3,234	$2	$(3)	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	248,370	9,836	(444)	257,762
Private label mortgage-backed securities	2,568	54	(56)	2,566
Municipal bonds	28,713	595	(481)	28,827
Corporate bonds	1,290	644	—	1,934

Total	$284,175	$11,131	$(984)	$294,322

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
June 30, 2013:
Government-sponsored and government-guaranteed mortgage-backed securities	$61,926	$1,118	$(364)	$62,680
Private label mortgage-backed securities	65	1	—	66
Industrial revenue bonds	18,556	—	—	18,556
State of Israel bonds	175	—	—	175
Municipal bonds	5,918	226	—	6,144

Total	$86,640	$1,345	$(364)	$87,621

December 31, 2012:
Government-sponsored and government-guaranteed mortgage-backed securities	$57,986	$2,214	$—	$60,200
Private label mortgage-backed securities	79	2	—	81
Industrial revenue bonds	18,847	—	—	18,847
State of Israel bonds	150	—	—	150
Municipal bonds	5,924	472	—	6,396

Total	$82,986	$2,688	$—	$85,674

The scheduled maturities of debt securities available for sale and held to maturity at June 30, 2013 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1	$1	$125	$125
Due from one year to five years	1,805	1,813	810	850
Due from five years to ten years	15,704	15,431	1,537	1,600
Due after ten years	12,965	12,852	22,177	22,300

	30,475	30,097	24,649	24,875
Mortgage-backed securities	239,975	242,805	61,991	62,746

	$270,450	$272,902	$86,640	$87,621

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

Gross unrealized losses and fair values at June 30, 2013 and December 31, 2012 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At June 30, 2013:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$2,004	$(95)	$—	$—	5	$2,004	$(95)
Government-sponsored and government-guaranteed mortgage-backed securities	124,929	(2,770)	—	—	126	124,929	(2,770)
Municipal bonds	19,624	(1,159)	—	—	47	19,624	(1,159)

Total	$146,557	$(4,024)	$—	$—	178	$146,557	$(4,024)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$16,442	$(364)	$—	$—	3	$16,442	$(364)

Total	$16,442	$(364)	$—	$—	3	$16,442	$(364)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
At December 31, 2012:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,998	$(3)	$—	$—	5	$1,998	$(3)
Government-sponsored and government-guaranteed mortgage-backed securities	41,537	(444)	—	—	81	41,537	(444)
Private label mortgage-backed securities	1,671	(56)	—	—	9	1,671	(56)
Municipal bonds	16,293	(481)	—	—	38	16,293	(481)

Total	$61,499	$(984)	$—	$—	133	$61,499	$(984)

There were no securities classified as held to maturity in an unrealized loss position as of December 31, 2012.

Management evaluated the securities in the preceding tables and has determined that no declines in the fair value of the Company’s securities portfolio are deemed to be other-than-temporary as of June 30, 2013. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any impaired debt securities and is unlikely to be required to sell any impaired debt security before its maturity or market price recovery.

NOTE G – LOANS

The components of the loan portfolio were as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$304,301	$306,192
Commercial real estate	843,802	814,692
Construction	66,804	52,778
Consumer:
Residential real estate	448,376	441,874
Home equity	177,762	179,039
Consumer	19,448	21,501

Total loans	1,860,493	1,816,076
Net deferred loan costs and fees	2,697	3,414
Allowance for loan losses	(13,070)	(12,089)

Loans, net	$1,850,120	$1,807,401

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated statements of condition. The Company and participating lenders share ratably in any losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2013 and December 31, 2012, the Company was servicing loans for participants aggregating $60.1 million and $57.7 million, respectively.

As of June 30, 2013 and December 31, 2012, the Company had two loans that were transferred to participants, which did not meet the requirements to be considered a participating interest. These transferred loans are reported as secured borrowings in the amount of $2.7 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively, and are reported in long-term debt on the consolidated statement of condition.

The Company established a Business Banking unit within its Commercial Lending Department during the second quarter of 2012. The portfolio is made up of both commercial and industrial and commercial real estate loans. As a result, the Company has reallocated charge-offs, recoveries, and allowance for loan losses accordingly. A summary of the activity pertaining to the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
June 30, 2013:
Beginning balance	$3,168	$5,725	$1,006	$672	$647	$583	$369	$68	$458	$12,696
Charge-offs	(125)	(52)	—	(96)	(122)	(70)	—	(57)	—	(522)
Recoveries	2	—	—	—	—	1	1	—	—	4
Provision	329	158	28	51	70	162	17	69	8	892

Ending balance	$3,374	$5,831	$1,034	$627	$595	$676	$387	$80	$466	$13,070

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Banking Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Three Months Ended
June 30, 2012:
Beginning balance	$3,420	$5,610	$805	$—	$—	$844	$410	$106	$130	$11,325
Charge-offs	(110)	(57)	(51)	(56)	(40)	—	(30)	—	—	(344)
Recoveries	9	10	—	1	—	—	—	—	—	20
Provision (credit)	(491)	(331)	(12)	782	723	(154)	(1)	(9)	243	750

Ending balance	$2,828	$5,232	$742	$727	$683	$690	$379	$97	$373	$11,751

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Six Months Ended
June 30, 2013:
Beginning balance	$2,680	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,089
Charge-offs	(432)	(52)	—	(123)	(122)	(75)	(26)	(65)	—	(895)
Recoveries	17	—	—	—	—	1	1	15	—	34
Provision (credit)	1,109	386	324	(38)	11	148	29	47	(174)	1,842

Ending balance	$3,374	$5,831	$1,034	$627	$595	$676	$387	$80	$466	$13,070

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Banking Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Six Months Ended
June 30, 2012:
Beginning balance	$3,446	$5,572	$860	$—	$—	$666	$474	$114	$—	$11,132
Charge-offs	(206)	(273)	(127)	(88)	(40)	(88)	(30)	(5)	—	(857)
Recoveries	39	35	1	1	—	—	—	—	—	76
Provision (credit)	(451)	(102)	8	814	723	112	(65)	(12)	373	1,400

Ending balance	$2,828	$5,232	$742	$727	$683	$690	$379	$97	$373	$11,751

Further information pertaining to the allowance for loan losses at June 30, 2013 and December 31, 2012 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At June 30, 2013:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$359	$100	$—	$—	$—	$—	$—	$—	$—	$459

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,015	$5,731	$1,034	$627	$595	$676	$387	$80	$466	$12,611

Total loans	$273,442	$763,544	$66,804	$30,859	$80,258	$448,376	$177,762	$19,448	$—	$1,860,493

Loans deemed to be impaired and individually evaluated for impairment	$5,704	$3,754	$192	$—	$—	$—	$—	$—	$—	$9,650

Loans not deemed to be impaired and collectively evaluated for impairment	$267,325	$757,015	$66,612	$30,859	$80,258	$448,376	$177,762	$19,448	$—	$1,847,655

Loans acquired with deteriorated credit quality and deemed to be impaired	$413	$2,775	$—	$—	$—	$—	$—	$—	$—	$3,188

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,648	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,057

Total loans	$272,789	$732,272	$52,778	$33,403	$82,420	$441,874	$179,039	$21,501	$—	$1,816,076

Loans deemed to be impaired and individually evaluated for impairment	$5,943	$3,882	$591	$—	$—	$—	$—	$—	$—	$10,416

Loans not deemed to be impaired and collectively evaluated for impairment	$266,091	$722,470	$51,838	$33,403	$82,420	$441,874	$179,039	$21,501	$—	$1,798,636

Loans acquired with deteriorated credit quality and deemed to be impaired	$755	$5,920	$349	$—	$—	$—	$—	$—	$—	$7,024

The following is a summary of past due loans at June 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments > 90 Days and Accruing
At June 30, 2013:
Commercial:
Commercial and industrial	$579	$1,873	$3,401	$5,853	$298,448	$304,301	$—
Commercial real estate	4,721	2,586	5,084	12,391	831,411	843,802	—
Construction	276	96	—	372	66,432	66,804	—
Consumer:
Residential real estate	3,313	519	3,927	7,759	440,617	448,376	—
Home equity	1,257	74	223	1,554	176,208	177,762	—
Consumer	186	88	169	443	19,005	19,448	—

Total	$10,332	$5,236	$12,804	$28,372	$1,832,121	$1,860,493	$—

At December 31, 2012:
Commercial:
Commercial and industrial	$3,974	$1,155	$4,442	$9,571	$296,621	$306,192	$—
Commercial real estate	6,326	1,136	5,351	12,813	801,879	814,692	—
Construction	2,853	—	—	2,853	49,925	52,778	—
Consumer:
Residential real estate	11,760	2,450	2,615	16,825	425,049	441,874	—
Home equity	1,044	161	137	1,342	177,697	179,039	—
Consumer	329	35	120	484	21,017	21,501	—

Total	$26,286	$4,937	$12,665	$43,888	$1,772,188	$1,816,076	$—

The following is a summary of impaired loans at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$4,762	$5,095		$6,666	$6,997
Commercial real estate	6,029	6,607		9,802	10,736
Construction	192	192		940	940

Total	$10,983	$11,894		$17,408	$18,673

With an allowance recorded:
Commercial and industrial	1,355	1,355	$359	32	32	$32
Commercial real estate	500	500	100	—	—	—

Total	$1,855	$1,855	$459	$32	$32	$32

Total impaired loans	$12,838	$13,749	$459	$17,440	$18,705	$32

The following is a summary of information pertaining to impaired loans:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$6,178	$35	$19	$4,456	$1	$—
Commercial real estate	6,543	15	—	3,877	10	2
Construction	592	2	—	781	6	—
Consumer:
Residential real estate	—	13	13	—	2	2

Total	$13,313	$65	$32	$9,114	$19	$4

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$6,444	$414	$329	$4,073	$9	$8
Commercial real estate	7,163	33	10	3,731	25	7
Construction	1,159	5	—	743	13	—
Consumer:
Residential real estate	—	16	16	—	2	2

Total	$14,766	$468	$355	$8,547	$49	$17

The following is a summary of non-accrual loans, at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$4,242	$5,538
Commercial real estate	5,370	5,596
Construction	—	349
Consumer:
Residential real estate	3,961	2,970
Home equity	223	137
Consumer	169	120

Total	$13,965	$14,710

The following table represents modifications that were deemed to be troubled debt restructurings for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Contracts	Outstanding Recorded Investment		Number of Contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Troubled Debt
Restructurings:
Commercial and industrial	2	$1,824	$1,420	1	$140	$140
Commercial real estate	—	—	—	4	1,211	1,211
Construction	—	—	—	2	613	613

Total	2	$1,824	$1,420	7	$1,964	$1,964

There were no loan modifications that were deemed troubled debt restructurings for the three months ended June 30, 2013 and 2012.

At June 30, 2013, the modifications related to two commercial and industrial loans to one borrower that were restructured as part of an agreement with the customer whereby the Bank received a cash paydown. The modifications lowered the interest rate and extended the maturity of these loans.

At June 30, 2012, the modifications provided on one commercial and industrial loan and four commercial real estate loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. The modifications provided on the two construction loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. Management performs a discounted cash flow calculation or collateral analysis if the loan is collateral dependent to determine the amount of impaired reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

As of June 30, 2013 and 2012, there have been no TDRs that have subsequently defaulted (defined as thirty or more days past due) within one year of modification.

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

The following tables present the Company’s loan segment by internally assigned grades:

	At June 30, 2013
Commercial:	Commercial and Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$277,825	$791,899	$59,921	$1,129,645
Special Mention	9,449	28,634	1,387	39,470
Substandard	16,295	23,269	5,496	45,060
Doubtful	732	—	—	732

Total	$304,301	$843,802	$66,804	$1,214,907

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$443,795	$177,420	$19,279	$640,494
Special Mention	—	—	—	—
Substandard	4,581	342	169	5,092
Doubtful	—	—	—	—

Total	$448,376	$177,762	$19,448	$645,586

	At December 31, 2012
Commercial:	Commercial and Industrial	Commercial Real Estate	Construction	Total
Grade:
Pass	$275,279	$762,240	$46,196	$1,083,715
Special Mention	14,788	29,092	1,632	45,512
Substandard	15,472	23,360	4,950	43,782
Doubtful	653	—	—	653

Total	$306,192	$814,692	$52,778	$1,173,662

Consumer:	Residential	Home Equity	Consumer	Total
Grade:
Pass	$439,201	$178,920	$21,382	$639,503
Special Mention	—	—	—	—
Substandard	2,673	119	119	2,911
Doubtful	—	—	—	—

Total	$441,874	$179,039	$21,501	$642,414

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Unused lines of credit	$330,080	$308,683
Amounts due mortgagors	85,181	36,365
Standby letters of credit	5,409	3,573
Commitments to originate loans	58,736	63,974

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in low income housing tax credit funds by the end of 2015. At June 30, 2013, the Company invested $8.4 million in the funds, which has been reduced by net operating losses of $1.7 million. The net carrying balance of $6.7 million is included in other assets on the Company’s consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and net operating losses for a period of eight years or until the minimum investment return has been met. Net operating losses allocated to the Company are recognized as they are incurred and recorded in non-interest expense.

In 2012, the Company committed to and invested $1.8 million, or 50% interest, in a new markets housing tax credit fund, which has been reduced by net operating losses of $24,000. The net carrying value of $1.8 million is included in other assets on the Company’s consolidated statement of condition.

The Company has committed to invest $2.0 million in another low income housing tax credit fund by the end of 2015. At June 30, 2013, the Company invested $347,000 in this fund, which has been reduced by net operating losses of $66,000. The net carrying value of $281,000 is included in other assets on the Company’s consolidated statement of condition.

The Company has committed to invest $979,000 in another new market tax credit fund by the end of 2013. At June 30, 2013, the Company had not made any investment in this fund.

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Demand	$328,058	$307,302
NOW	91,041	87,983
Savings	345,198	350,188
Money market	426,649	395,293
Certificates of deposit	734,089	707,409

	$1,925,035	$1,848,175

NOTE J – CONTINGENCIES

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to a loan foreclosure. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. During the third quarter of 2011 the judge issued a ruling in favor of the Bank. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

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

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At June 30, 2013
Securities available for sale:
Government-sponsored enterprises	$—	$2,004	$—	$2,004
Government-sponsored and government-guaranteed mortgage-backed securities	—	242,754	—	242,754
Private label mortgage-backed securities	—	51	—	51
Municipal bonds	—	26,243	—	26,243
Corporate bonds	—	—	1,850	1,850

Total	$—	$271,052	$1,850	$272,902

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2012
Securities available for sale:
Government-sponsored enterprises	$—	$3,233	$—	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	—	257,762	—	257,762
Private label mortgage-backed securities	—	2,566	—	2,566
Municipal bonds	—	28,827	—	28,827
Corporate bonds	—	—	1,934	1,934

Total	$—	$292,388	$1,934	$294,322

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2013.

Balance at December 31, 2012	$1,934
Change in unrealized gain	(84)

Balance at June 30, 2013	$1,850

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

The Company may be required, from time to time, to measure at fair value certain other assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and six months ended June 30, 2013 and 2012.

				Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	At June 30, 2013			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$1,874	$(137)	$(622)
Other real estate owned	—	—	711	(116)	(135)

Total assets	$—	$—	$2,585	$(253)	$(757)

				Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	At June 30, 2012			Total Gains/(Losses)	Total Gains/(Losses)
	Level 1	Level 2	Level 3
Assets:
Loans	$—	$—	$528	$135	$(10)
Other real estate owned	—	—	740	(50)	(50)

Total assets	$—	$—	$1,268	$85	$(60)

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

Off-Balance Sheet Instruments. The fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note H, the fair value equals the carrying amounts which are not significant.

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$53,030	$53,030	$—	$—	$53,030
Securities available for sale	272,902	—	271,052	1,850	272,902
Securities held to maturity	86,640	—	87,621	—	87,621
Stock in Federal Home Loan Bank of Boston	17,334	—	—	17,334	17,334
Net loans and loans held for sale	1,850,120	—	—	1,861,005	1,861,005
Financial Liabilities:
Deposits (with no stated maturity)	1,190,946	—	—	1,190,946	1,190,946
Time deposits	734,089	—	—	739,530	739,530
Federal Home Loan Bank of Boston advances	131,479	—	—	133,970	133,970
Repurchase agreements	60,524	—	—	61,111	61,111
Subordinated debentures	5,908	—	5,908	—	5,908

	At December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$30,679	$30,679	$—	$—	$30,679
Securities available for sale	294,322	—	292,388	1,934	294,322
Securities held to maturity	82,986	—	85,674	—	85,674
Stock in Federal Home Loan Bank of Boston	18,554	—	—	18,554	18,554
Net loans and loans held for sale	1,808,033	—	—	1,846,519	1,846,519
Financial Liabilities:
Deposits (with no stated maturity)	1,140,766	—	—	1,140,766	1,140,766
Time deposits	707,409	—	—	711,845	711,845
Federal Home Loan Bank of Boston advances	141,525	—	—	145,543	145,543
Repurchase agreements	69,229	—	—	70,082	70,082
Subordinated debentures	9,630	—	9,630	—	9,630

NOTE L – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (“SERP”) and a Director Retirement Plan. These plans had no assets at June 30, 2013 and 2012. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$100	$13	$79	$23	$200	$27	$158	$46
Interest cost	47	11	44	14	94	22	88	28

Total pension cost	147	24	123	37	294	49	246	74
Prior service cost amortization	50	11	28	9	100	22	57	18
Net loss amortization	—	12	—	3	—	24	—	6

Net periodic benefit cost	$197	$47	$151	$49	$394	$95	$303	$98

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $46.0 million, or 1.9%, to $2.45 billion at June 30, 2013 from $2.40 billion at December 31, 2012 reflecting growth in net loans, interest-bearing deposits and securities held to maturity, partially offset by decreases in securities available for sale. Net loans increased $42.7 million, or 2.4%, to $1.85 billion at June 30, 2013 from $1.81 billion at December 31, 2012 due to growth of $41.2 million, or 3.5%, in commercial loans (commercial and industrial, commercial real estate and construction loans) and $6.5 million, or 1.5%, in residential mortgages, as a result of successful business development efforts and competitive products and pricing. These increases were offset by decreases in consumer loans of $2.1 million, or 9.6%, and home equity loans of $1.3 million, or 0.7%. The decrease in consumer loans was primarily due to payments. Home equity loan balances declined due to the decreased usage of existing home equity lines. Interest-bearing deposits increased $25.1 million primarily reflecting excess cash on deposit at the Federal Reserve Bank. Securities held to maturity increased $3.6 million, or 4.4%, to $86.6 million at June 30, 2013 from $83.0 million at December 31, 2012 as a result of purchases of fixed- and variable-rate agency mortgage-backed securities totaling $16.9 million, partially offset by repayments of government-sponsored agency debt and mortgage-backed securities of $12.8 million. Securities available for sale decreased $21.4 million, or 7.3%, to $272.9 million at June 30, 2013 from $294.3 million at December 31, 2012 primarily due to repayments of government-sponsored agency debt and mortgage-backed securities of $43.6 million, partially offset by purchases of fixed- and variable-rate agency mortgage-backed securities totaling $33.5 million.

Total deposits increased $76.9 million, or 4.2%, to $1.93 billion at June 30, 2013 compared to $1.85 billion at December 31, 2012 reflecting growth of $50.2 million, or 4.4%, in core account balances and an increase of $26.7 million, or 3.8%, in certificates of deposit. Core deposit balances were $1.19 billion, or 61.9% of total deposits, at June 30, 2013 compared to $1.14 billion, or 61.7% of total deposits, at December 31, 2012. The growth in core deposit account balances was driven by sales and marketing initiatives, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in certificates of deposit was attributable to the purchase of $20.1 million in brokered CDs with a weighted average rate of 0.30% and a maturity of three months. Short-term borrowings decreased $8.7 million, or 11.0%, to $70.5 million at June 30, 2013 from $79.2 million at December 31, 2012 mainly due to a decrease in overnight customer repurchase agreements. Long-term debt decreased $9.8 million, or 7.3%, to $124.2 million at June 30, 2013 from $134.0 million at December 31, 2012 attributable to repayments of FHLB advances of $16.0 million, partially offset by new FHLBB advances secured totaling $6.5 million. Total subordinated debentures decreased $3.7 million, or 38.7%, to $5.9 million at June 30, 2013 as a result of the full redemption of a $4.0 million callable debt instrument previously issued by New England Bancshares, Inc. partially offset by the amortization of the mark-to-market adjustment on the Commonwealth National Bank trust preferred securities. At June 30, 2013, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank of Boston and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $6.9 million, or 2.2%, to $300.3 million at June 30, 2013 from $307.2 million at December 31, 2012 as a result of repurchases of common stock totaling $7.3 million, $4.8 million in other comprehensive loss and cash dividend payments amounting to $4.2 million, partially offset by net income of $8.8 million.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $14.0 million, or 0.75% of total loans, at June 30, 2013 compared to $14.7 million, or 0.81% of total loans, at December 31, 2012. Criticized and classified loans, which are loans that are of lesser quality and are reported for regulatory purposes as special mention, substandard, doubtful or loss, decreased $2.5 million, or 2.7%, to $90.4 million at June 30, 2013 compared to $92.9 million at December 31, 2012, primarily due to a decrease in classified commercial and industrial loans. Other real estate owned decreased $791,000, or 30.7% to $1.8 million at June 30, 2013 from $2.6 million at December 31, 2012 reflecting sales of several properties, partially offset by foreclosure activity. The other real estate owned balance at June 30, 2013 includes two properties with a book balance of $496,000 that are under contract to sell. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for additional disclosures about credit quality.

At June 30, 2013, the ratio of the allowance for loan losses to total loans was 0.70% compared to 0.67% at December 31, 2012. Excluding the impact of acquired loans totaling $588.4 million at June 30, 2013 and $664.6 million at December 31, 2012, the ratio of the allowance for loan losses to total loans would have been 1.03% at June 30, 2013 and 1.05% at December 31, 2012. Net charge-offs totaled $861,000, or 0.09% of average loans outstanding on an annualized basis, for the six months ended June 30, 2013 as compared to net charge-offs of $781,000, or 0.14% of average loans outstanding on an annualized basis, for the same period in 2012. Net charge-offs in both periods consisted primarily of commercial loans. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

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

Net Income. Net income increased $1.4 million, or 56.8%, to $4.0 million for the second quarter of 2013 compared to net income of $2.6 million for the same period in 2012. Excluding branch closing costs totaling $477,000 ($282,000 net of tax benefit), acquisition related expenses of $123,000 ($117,000 net of tax benefit) resulting from the Company’s acquisition of New England Bancshares, Inc. (“NEBS”) in November 2012, and a $200,000 gain related to an investment in a venture capital fund which is accounted for on a cash basis ($119,000 net of tax expense) for the 2013 period and $592,000 (no tax impact) in acquisition related expenses for the same period in 2012, net income would have increased by $1.1 million, or 36.4%, from $3.2 million for the second quarter of 2012 to $4.3 million for the second quarter of 2013. The improved quarterly operating results were largely due to growth in net interest income of $6.4 million, driven by net interest margin expansion and an increase in average interest earning assets and, to a lesser extent, an increase in non-interest income. These positive results were offset in part by increases of $4.8 million in non-interest expense and $142,000 in provision for loan losses. Diluted earnings per share increased $0.03, or 17.6%, to $0.20 for the three months ended June 30, 2013 compared to $0.17 for the same period last year due to improved earnings, offset in part by an increase in weighted average shares outstanding. Total diluted weighted average shares increased by 5.2 million shares for the three months ended June 30, 2013 compared to the same period in 2012 due to the issuance of shares for the acquisition of NEBS, partially offset by the repurchase of shares under the Company’s current stock repurchase plan. Excluding the after tax impact of branch closing costs, acquisition related expenses and the cash basis investment gain, diluted earnings per share would have been flat for the three months ended June 30, 2013 compared to the same period in 2012.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$445,739	$4,259	3.82%	$312,592	$3,588	4.59%
Commercial real estate	892,533	11,245	5.04%	498,354	6,875	5.52%
Home equity	177,574	1,516	3.41%	137,526	1,225	3.56%
Commercial and industrial	308,627	3,950	5.12%	188,343	2,298	4.88%
Consumer and other	21,108	307	5.82%	14,326	195	5.44%

Total loans(2)	1,845,581	21,277	4.61%	1,151,141	14,181	4.93%
Investment securities	358,184	2,248	2.51%	340,086	2,767	3.25%
Other interest-earning assets	26,558	24	0.36%	55,905	51	0.36%

Total interest-earning assets	2,230,323	23,549	4.22%	1,547,132	16,999	4.39%
Noninterest-earning assets(3)	177,488			105,865

Total assets	$2,407,811			$1,652,997

Interest-bearing liabilities:
Savings accounts	$345,729	317	0.37%	$261,297	336	0.51%
Money market accounts	421,902	409	0.39%	305,501	366	0.48%
NOW accounts	83,795	71	0.34%	55,539	42	0.30%
Certificates of deposit	733,361	2,054	1.12%	416,857	1,854	1.78%

Total interest-bearing deposits	1,584,787	2,851	0.72%	1,039,194	2,598	1.00%
FHLBB advances	112,439	716	2.55%	103,632	819	3.16%
Other interest-bearing liabilities	73,066	283	1.55%	53,860	288	2.14%

Total interest-bearing liabilities	1,770,292	3,850	0.87%	1,196,686	3,705	1.24%
Demand deposits	317,343			217,586
Other noninterest-bearing liabilities	15,821			10,870

Total liabilities	2,103,456			1,425,142
Stockholders’ equity	304,355			227,855

Total liabilities and stockholders’ equity	$2,407,811			$1,652,997

Net interest income		$19,699			$13,294

Interest rate spread(4)			3.35%			3.15%
Net interest-earning assets(5)	$460,031			$350,446

Net interest margin(6)			3.53%			3.44%
Average interest-earning assets to average interest-bearing liabilities			125.99%			129.28%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$1,344	$(673)	$671
Commercial real estate	5,013	(643)	4,370
Home equity	344	(53)	291
Commercial and industrial	1,535	117	1,652
Consumer and other	97	15	112

Total loans	8,333	(1,237)	7,096
Investment securities	141	(660)	(519)
Other interest-earning assets	(27)	—	(27)

Total interest-earning assets	8,447	(1,897)	6,550

Interest-bearing liabilities:
Savings accounts	93	(112)	(19)
Money market accounts	121	(78)	43
NOW accounts	23	6	29
Certificates of deposit	1,058	(858)	200

Total interest-bearing deposits	1,295	(1,042)	253
FHLBB advances	66	(169)	(103)
Other interest-bearing liabilities	87	(92)	(5)

Total interest-bearing liabilities	1,448	(1,303)	145

Change in net interest income	$6,999	$(594)	$6,405

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $6.4 million, or 48.2%, to $19.7 million for the second quarter of 2013 from $13.3 million for the same period in 2012 mainly as a result of an increase in average interest-earning assets and net interest margin expansion. Total average interest-earning assets increased $683.2 million, or 44.2%, to $2.23 billion for the second quarter of 2013, driven by the acquisition of New England Bank and organic loan growth, partially offset by a decrease in interest-earning cash balances. The net interest margin increased by 9 basis points to 3.53% for the three months ended June 30, 2013 due in large part to a $945,000 increase in the net accretion of acquisition accounting adjustments to $1.3 million for the second quarter of 2013 from $319,000 for the same period in 2012.

Interest Income. Interest income increased $6.5 million, or 38.5%, to $23.5 million for the three months ended June 30, 2013 from $17.0 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 17 basis points to 4.22% for the second quarter of 2013 in connection with the lower interest rate environment, partially offset by an increase of $111,000 in the accretion of loan acquisition accounting adjustments. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense increased $145,000, or 3.9%, for the three months ended June 30, 2013 compared to the prior year period, reflecting an increase in average interest-bearing liabilities, partially offset by a decrease in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $573.6 million, or 47.9%, to $1.77 billion for the three months ended June 30, 2013 from $1.20 billion for the prior year period due in large part to the Company’s acquisition of NEBS in the fourth quarter of 2012 and organic deposit growth. The average rate paid on interest-bearing liabilities declined 37 basis points to 0.87% for the three months ended June 30, 2013 due to the repricing of deposits in response to the lower interest rate environment and an increase of $833,000 in the net accretion of acquisition accounting adjustments.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses increased by $142,000, or 18.9%, to $892,000 for the three months ended June 30, 2013 from $750,000 for the same period in 2012, driven by an increase in general reserves associated with stronger commercial loan origination activity, increases in impaired loan reserves and net charge-offs and the continuing shift to a more commercially oriented loan portfolio. Net charge-offs increased from $324,000 for the three months ended June 30, 2012 to $518,000 for the three months ended June 30, 2013. The allowance for loan losses was $13.1 million, or 0.70% of loans outstanding, at June 30, 2013.

Non-interest Income. Non-interest income increased $445,000, or 17.3%, to $3.0 million for the second quarter of 2013 from $2.6 million for the same period in 2012. Other income increased $400,000 as a result of a $200,000 gain on an investment in a venture capital fund that is accounted for on a cash basis, higher loan prepayment penalties and late charges as well as increased credit enhancement fees related to loans sold to the FHLBB. Income from bank-owned life insurance increased $74,000, or 17.0%, due in large part to the acquisition of the NEBS portfolio, partially offset by a decrease in the yield on the portfolio assets. Fee income on depositors’ accounts increased $68,000, or 4.4%, driven by growth in overdraft fees, automated teller fees paid by non-customers and other account service charges. These increases were offset in part by decreases of $55,000 in gains on sales of loans and $42,000 in wealth management income.

Non-interest Expense. Non-interest expense increased $4.8 million, or 41.9%, to $16.3 million in the second quarter of 2013 from $11.5 million in the same period last year. Excluding branch closing costs of $477,000 incurred during the second quarter of 2013 and acquisition-related expenses incurred in connection with the Company’s acquisition of NEBS totaling $123,000 for the 2013 period and $592,000 for the same period in 2012, non-interest expense would have increased $4.8 million, or 44.1%, to $15.7 million. Salaries and benefits increased $1.9 million, or 29.6%, mainly due to costs incurred to support our new Connecticut operations, staffing costs associated with a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012 and a new branch established in Northborough, Massachusetts during the fourth quarter of 2012, annual wage increases and a larger incentive accrual due to improved operating performance. Other expenses increased $893,000, or 58.1%, reflecting increased expenses from the expansion of our franchise into Connecticut (i.e. telephone, depreciation, postage, core deposit intangible amortization, foreclosed properties, business development, printing, office supplies and branch security). Data processing expenses increased $597,000, or 59.1%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Occupancy costs grew $457,000, or 52.5%, principally attributable to expenses incurred to operate our new Connecticut facilities as well as expenses related to the new loan production office and new branch. Professional fees increased $245,000, or 60.6%, primarily due to additional legal and consulting costs associated with our Connecticut operations and increased expenses related to loan workout activities and third party loan reviews.

Income Tax Expense. Income tax expense increased $440,000, or 41.4%, to $1.5 million for the second quarter of 2013 from $1.1 million in the same period last year as a result of an increase in taxable income.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

Net Income. Net income for the six months ended June 30, 2013 amounted to $8.8 million, or $0.43 per diluted share, compared to $5.4 million, or $0.36 per diluted share, for the same period in 2012. Excluding branch closing costs totaling $987,000 ($584,000 net of tax benefit), acquisition related expenses of $281,000 ($271,000 net of tax benefit) and a $200,000 gain related to an investment in a venture capital fund that is accounted for on a cash basis ($119,000 net of tax expense) for the 2013 period and $592,000 (non tax deductible) of acquisition related expenses for the same period in 2012, net income would have increased by $3.5 million, or 57.5%, from $6.0 million for the six months ended June 30, 2013 to $9.5 million, or $0.47 per diluted share, for the first six months of 2013. The improved year-to-date operating results were largely due to growth in net interest income of $13.8 million, driven by net interest margin expansion and an increase in average interest earning assets and, to a lesser extent, an increase in non-interest income. These positive results were offset in part by increases of $9.4 million in non-interest expense and $442,000 in provision for loan losses. Diluted earnings per share increased $0.07, or 19.4%, to $0.43 for the six months ended June 30, 2013 compared to $0.36 for the same period last year due to improved earnings, offset in part by an increase in weighted average shares outstanding. Total diluted weighted average shares increased by 5.2 million shares for the six months ended June 30, 2013 compared to the same period in 2012 due to the issuance of shares for the acquisition of NEBS, partially offset by the repurchase of shares under the Company’s current stock repurchase plan.

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

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$445,684	$8,476	3.80%	$314,016	$7,301	4.65%
Commercial real estate	878,707	22,936	5.22%	494,952	13,819	5.58%
Home equity	177,870	3,011	3.39%	136,709	2,455	3.59%
Commercial and industrial	314,270	8,280	5.27%	182,016	4,290	4.71%
Consumer and other	21,611	630	5.83%	14,650	391	5.34%

Total loans(2)	1,838,142	43,333	4.71%	1,142,343	28,256	4.95%
Investment securities	361,691	4,561	2.52%	339,246	5,622	3.31%
Other interest-earning assets	24,242	42	0.35%	54,986	92	0.33%

Total interest-earning assets	2,224,075	47,936	4.31%	1,536,575	33,970	4.42%
Noninterest-earning assets(3)	178,374			103,959

Total assets	$2,402,449			$1,640,534

Interest-bearing liabilities:
Savings accounts	$348,061	652	0.37%	$257,982	704	0.55%
Money market accounts	414,423	802	0.39%	304,592	808	0.53%
NOW accounts	81,452	161	0.40%	52,009	82	0.32%
Certificates of deposit	724,610	4,039	1.11%	417,639	3,757	1.80%

Total interest-bearing deposits	1,568,546	5,654	0.72%	1,032,222	5,351	1.04%
FHLB advances	124,467	1,508	2.42%	104,467	1,641	3.14%
Other interest-bearing liabilities	77,620	582	1.50%	52,880	584	2.21%

Total interest-bearing liabilities	1,770,633	7,744	0.87%	1,189,569	7,576	1.27%
Demand deposits	310,137			211,810
Other noninterest-bearing liabilities	16,231			11,301

Total liabilities	2,097,001			1,412,680
Stockholders’ equity	305,448			227,854

Total liabilities and stockholders’ equity	$2,402,449			$1,640,534

Net interest income		$40,192			$26,394

Interest rate spread(4)			3.44%			3.15%
Net interest-earning assets(5)	$453,442			$347,006

Net interest margin(6)			3.61%			3.44%
Average interest-bearing assets to average interest-bearing liabilities			125.61%			129.17%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Six Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate(1)	$2,673	$(1,498)	$1,175
Commercial real estate	10,070	(953)	9,117
Home equity loans	704	(148)	556
Commercial and industrial	3,433	557	3,990
Consumer and other	200	39	239

Total loans	17,080	(2,003)	15,077
Investment securities	353	(1,414)	(1,061)
Other interest-earning assets	(53)	3	(50)

Total interest-earning assets	17,380	(3,414)	13,966

Interest-bearing liabilities:
Savings accounts	205	(257)	(52)
Money market accounts	246	(252)	(6)
NOW accounts	54	25	79
Certificates of deposit	2,069	(1,787)	282

Total interest-bearing deposits	2,574	(2,271)	303
FHLB advances	281	(414)	(133)
Other interest-bearing liabilities	221	(223)	(2)

Total interest-bearing liabilities	3,076	(2,908)	168

Change in net interest income	$14,304	$(506)	$13,798

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $13.8 million, or 52.3%, to $40.2 million for the six months ended June 30, 2013 from $26.4 million for the comparable 2012 period as a result of growth in average interest-earning assets and net interest margin expansion. Total average interest-earning assets increased $687.5 million, or 44.7%, to $2.22 billion for the first six months of 2013, driven by the acquisition of New England Bank and organic loan growth, partially offset by a decrease in interest-earning cash balances. The net interest margin increased by 17 basis points to 3.61% for the six months ended June 30, 2013 due in large part to a $2.3 million increase in the net accretion of acquisition accounting adjustments to $3.0 million for the first six months of 2013 from $690,000 for the same period in 2012.

Interest Income. Interest income increased $13.9 million, or 41.1%, to $47.9 million for the six months ended June 30, 2013 from $34.0 million for the prior year period due to an increase in average interest-earning assets partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 11 basis points to 4.31% for the first six months of 2013 in connection with the lower interest rate environment, partially offset by an increase of $549,000 in the accretion of loan acquisition accounting adjustments. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense increased $168,000, or 2.2%, to $7.7 million for the six months ended June 30, 2013 from $7.6 million for the prior year period due to growth in average interest-bearing liabilities partially offset by a decrease in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $581.1 million, or 48.9%, to $1.77 billion for the six months ended June 30, 2013 from $1.19 billion for the prior year period due in large part to the Company’s acquisition of NEBS in the fourth quarter of 2012 and organic deposit growth. The average rate paid on interest-bearing liabilities declined 40 basis points to 0.87% for the six months ended June 30, 2013 reflecting the repricing of deposits in response to the lower interest rate environment and an increase of $1.8 million in the net accretion of acquisition accounting adjustments.

Provision for Loan Losses. The provision for loan losses increased $442,000, or 31.6%, to $1.8 million for the six months ended June 30, 2013, from $1.4 million for the same period in 2012, driven by an increase in general reserves associated with stronger commercial loan origination activity, increases in impaired loan reserves and net charge-offs as well as the continuing shift to a more commercially oriented loan portfolio. Net charge-offs increased from $781,000 for the six months ended June 30, 2012 to $861,000 for the six months ended June 30, 2013. The allowance for loan losses was $13.1 million, or 0.70% of loans outstanding, at June 30, 2013.

Non-interest Income. Non-interest income increased $670,000, or 13.0%, to $5.8 million for the six months ended June 30, 2013. Other income increased $529,000 as a result of a $200,000 gain on an investment in a venture capital fund that is accounted for on a cash basis, higher loan prepayment penalties and late charges as well as increased credit enhancement fees related to loans sold to the FHLBB. Fee income on depositors’ accounts increased $159,000, or 5.4%, driven by growth in overdraft fees, automated teller fees paid by non-customers and other account service charges. Income from bank-owned life insurance increased $147,000, or 16.8%, due in large part to the acquisition of the NEBS portfolio, partially offset by a decrease in the yield on the portfolio assets. These increases were offset in part by losses totaling $50,000 from sales of $2.6 million in private label mortgage-backed securities and decreases of $58,000 in wealth management income and $57,000 in gains on sales of loans.

Non-interest Expense. Non-interest expense increased $9.4 million, or 41.2%, to $32.1 million for the six months ended June 30, 2013 from $22.7 million for the prior year period. Excluding branch closing costs of $987,000 incurred in 2013 and acquisition-related costs totaling $281,000 for the 2013 period and $592,000 for the same period in 2012, non-interest expense would have increased by $8.7 million, or 39.3%. Salaries and benefits increased $3.9 million, or 30.6%, mainly due to costs incurred to support our new Connecticut operations, staffing costs associated with a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012 and a new branch established in Northborough, Massachusetts during the fourth quarter of 2012, annual wage increases and a larger incentive accrual due to improved operating performance. Other expenses increased $1.5 million, or 50.3%, reflecting increased expenses from the expansion of our franchise into Connecticut (i.e. telephone, depreciation, postage, core deposit intangible amortization, foreclosed properties, business development, printing, office supplies and branch security). Occupancy costs grew $1.2 million, or 69.4%, principally attributable to expenses incurred to operate our new Connecticut facilities as well as expenses related to the new loan production office and new branch. Data processing expenses increased $784,000, or 38.6%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Professional fees increased $417,000, or 45.8%, primarily due to additional legal and consulting costs associated with our Connecticut operations and increased expenses related to loan workout activities and third party loan reviews.

Income Tax Expense. Income tax expense increased $1.3 million to $3.3 million for six months ended June 30, 2013 from $2.0 million for the comparable 2012 period primarily due to higher pretax income and an increase in the effective tax rate. The effective tax rate increased to 27.4% for the six months ended June 30, 2013 from 26.5% for the same period last year.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at June 30, 2013 and December 31, 2012.

Net Interest Income At-Risk

Change in Interest Rates (Basis Points)	Estimated Increase (Decrease) in NII (June 30, 2013)	Estimated Increase (Decrease) in NII (December 31, 2012)

-100	(3.3)%	(3.3)%
Stable	0.0%	0.0%
+200	0.4%	2.0%

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

The tables below set forth, at the dates indicated, the estimated changes in our economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for the Bank and its subsidiaries only and does not include any yield curve changes in the assets of United Financial which, excluding its investment in the Bank, consists primarily of cash and cash equivalents.

	June 30, 2013
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$208,877	$(90,458)	(30)%	9.31%	(303)
+200	257,552	(41,784)	(14)	11.14	(120)
+100	287,762	(11,573)	(4)	12.13	(21)
0	299,336	—	—	12.35	—
-100	315,635	16,300	5	12.78	43

	December 31, 2012
				EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$253,448	$(58,910)	(19)%	11.31%	(169)
+200	290,998	(21,360)	(7)	12.64	(36)
+100	311,510	(848)	—	13.22	22
0	312,358	—	—	13.00	—
-100	317,039	4,681	2	12.99	(1)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at June 30, 2013 and December 31, 2012, in the event of a 300 basis point increase in interest rates, we would experience a 30% and 19%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at June 30, 2013 and December 31, 2012, we would experience a 5% and 2%, respectively, increase in economic value of equity.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At June 30, 2013, our liquidity ratio was 14.14% compared to 13.29% at December 31, 2012.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-bearing deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $53.0 million. Securities classified as available for sale and held to maturity, which provide additional sources of liquidity, totaled $272.9 million and $86.6 million, respectively, at June 30, 2013. In addition, at June 30, 2013, we had the ability to borrow a total of approximately $379.0 million from the FHLBB and had $130.7 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2013, we had $58.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $330.1 million in unused lines of credit to borrowers, $5.4 million in standby letters of credit and $85.2 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of June 30, 2013 totaled $435.5 million, or 22.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2013, we originated $296.2 million of loans and purchased $50.4 million of securities. In the comparable 2012 period, we originated $174.5 million of loans and purchased $51.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $76.9 million and $30.6 million for the six months ended June 30, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances decreased by $10.0 million during the six months ended June 30, 2013 and $3.5 million for the same period in 2012, reflecting the use of cash flows received from the loan and investment portfolios and excess deposit funds to pay down advances.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at June 30, 2013 and December 31, 2012, was approximately $236.3 million at June 30, 2013 and $28.3 million at December 31, 2012. At June 30, 2013 and December 31, 2012, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $78.1 million at June 30, 2013.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders and all interest paid on its subordinated debentures. United Financial also repurchases shares of its common stock. At June 30, 2013, United Financial on an unconsolidated basis had liquid assets of $21.8 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$435,508	$225,624	$68,571	$—	$729,703
Federal Home Loan Bank advances	56,255	11,000	45,465	18,000	130,720
Repurchase agreements	40,524	—	—	20,000	60,524
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	5,409	—	—	—	5,409
Operating leases	2,141	4,205	3,229	11,161	20,736
Capitalized leases	423	848	848	5,016	7,135
Future benefits to be paid under retirement plans	3,690	162	1,530	5,398	10,780

Total	$543,950	$241,839	$119,643	$67,307	$972,739

Commitments:
Commitments to extend credit	$479,406	$—	$—	$—	$479,406
Investment in venture capital fund	200	—	—	—	200
Investment in tax credit funds	3,030	413	—	—	3,443

Total	$482,636	$413	$—	$—	$483,049

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

	Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Regulatory Framework
As of June 30, 2013:
Total risk-based capital	12.58%	8.00%	10.00%
Tier 1 risk-based capital	11.93%	4.00%	6.00%
Tier 1 (core) capital	10.02%	4.00%	5.00%
Tangible equity	10.02%	1.50%	N/A

As of December 31, 2012:
Total risk-based capital	13.61%	8.00%	10.00%
Tier 1 risk-based capital	12.98%	4.00%	6.00%
Tier 1 (core) capital	10.69%	4.00%	5.00%
Tangible equity	10.69%	1.50%	N/A

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to a loan foreclosure. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. A trial was held in the third quarter of 2011 and the judge ruled in the Bank’s favor. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

The Bank is also a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results, should be carefully considered. At June 30, 2013, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2013.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2013	262,217		$14.85	262,217	275,071

May 1 - 31, 2013	22,413	(2)	14.89	22,034	253,037

June 1 - 30, 2013	11,153	(3)	14.27	—	253,037

Total	295,783		$14.83	284,251

(1)	On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of June 30, 2013, the Company has repurchased 515,963 shares at a cost of approximately $7.7 million and an average price of $14.88 per share, under this plan.
(2)	Includes the withholding of 379 shares at $14.27 per share as payment of taxes due upon the vesting of the restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan.
(3)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: August 8, 2013	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer