Form 10-Q
period 2013-09-19
United Financial Bancorp, Inc.
filed 2013-11-08
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Common stock, $0.01 par value

19,678,034 shares outstanding as of October 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$35,257	$28,972
Interest-bearing deposits	23,703	1,707

Total cash and cash equivalents	58,960	30,679
Securities available for sale, at fair value	264,423	294,322
Securities held to maturity, at amortized cost (fair value of $99,393 at September 30, 2013 and $85,674 at December 31, 2012)	97,991	82,986
Loans held for sale	—	632
Loans, net of allowance for loan losses of $13,642 at September 30, 2013 and $12,089 at December 31, 2012	1,882,508	1,807,401
Other real estate owned	2,206	2,578
Accrued interest receivable	6,355	6,790
Deferred tax asset, net	21,226	20,178
Stock in the Federal Home Loan Bank of Boston	17,334	18,554
Banking premises and equipment, net	25,474	25,064
Bank-owned life insurance	54,157	52,876
Goodwill	40,992	39,852
Other assets	19,111	20,391

TOTAL ASSETS	$2,490,737	$2,402,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,613,192	$1,540,873
Non-interest-bearing	333,206	307,302

Total deposits	1,946,398	1,848,175
Short-term borrowings	60,446	79,229
Long-term debt	153,662	133,969
Subordinated debentures	5,933	9,630
Escrow funds held for borrowers	3,375	4,315
Capitalized lease obligations	4,583	4,711
Accrued expenses and other liabilities	13,582	15,085

Total liabilities	2,187,979	2,095,114

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 100,000,000 shares; 24,266,428 shares issued at September 30, 2013 and December 31, 2012	243	243
Paid-in capital	273,121	272,822
Retained earnings	94,219	87,153
Treasury stock, at cost (4,588,394 shares at September 30, 2013 and 4,114,310 shares at December 31, 2012)	(65,506)	(58,430)
Accumulated other comprehensive income, net of taxes	681	5,401

Total stockholders’ equity	302,758	307,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,490,737	$2,402,303

See notes to unaudited consolidated financial statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET INCOME (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans	$20,974	$14,494	$64,307	$42,750
Investments	2,226	2,549	6,787	8,171
Other interest-earning assets	26	27	68	119

Total interest and dividend income	23,226	17,070	71,162	51,040
Interest expense:
Deposits	2,898	2,444	8,552	7,795
Short-term borrowings	23	12	72	46
Long-term debt	959	1,064	3,000	3,255

Total interest expense	3,880	3,520	11,624	11,096
Net interest income before provision for loan losses	19,346	13,550	59,538	39,944
Provision for loan losses	1,125	1,050	2,967	2,450

Net interest income after provision for loan losses	18,221	12,500	56,571	37,494

Non-interest income:
Fee income on depositors’ accounts	1,633	1,452	4,729	4,389
Wealth management income	269	279	727	795
Income from bank-owned life insurance	518	448	1,541	1,324
Net gain on sales of loans	—	188	213	458
Net gain (loss) on sales of securities	—	27	(50)	27
Impairment charges on securities	—	(202)	—	(202)
Other income	556	319	1,629	863

Total non-interest income	2,976	2,511	8,789	7,654

Non-interest expense:
Salaries and benefits	8,109	6,375	24,733	19,103
Occupancy expenses	1,362	823	4,317	2,567
Marketing expenses	426	316	1,657	1,257
Data processing expenses	1,428	1,109	4,243	3,140
Professional fees	587	372	1,914	1,282
Acquisition related expenses	—	366	281	958
Branch closing expenses	—	—	987	—
FDIC insurance assessments	408	264	1,231	800
Tax credit funds	390	—	930	243
Other expenses	2,126	1,567	6,662	4,585

Total non-interest expense	14,836	11,192	46,955	33,935

Income before income taxes	6,361	3,819	18,405	11,213
Income tax expense	1,714	890	5,008	2,853

Net income	$4,647	$2,929	$13,397	$8,360

Earnings per share:
Basic	$0.24	$0.20	$0.68	$0.57
Diluted	$0.23	$0.20	$0.67	$0.56
Weighted average shares outstanding:
Basic	19,652,925	14,522,324	19,800,557	14,578,253
Diluted	19,972,802	14,708,373	20,078,865	14,827,428
Dividends paid per share	$0.11	$0.10	$0.32	$0.28

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

The components of comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$4,647	$2,929	$13,397	$8,360

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on availible-for-sale securities	51	1,050	(7,694)	1,089
Reclassification adjustment for losses realized in income (1)	—	138	50	138

Net change in unrealized gains	51	1,188	(7,644)	1,227
Tax effect	(13)	(449)	2,924	(465)

Net of tax amount	38	739	(4,720)	762

Comprehensive income	$4,685	$3,668	$8,677	$9,122

(1)	Amounts are included in net gains (loss) on sales of securities in non-interest income on the consolidated statements of net income. Income tax benefit associated with their reclassification adjustments was $0 and $52 for the three monts ended September 30, 2013 and 2012, respectively, and $19 and $52 for the nine months ended September 30, 2013 and 2012, respectively.

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total
Balances at December 31, 2011	15,712,897	$187	$182,433	$89,019	$(10,047)	$(40,983)	$6,752	$227,361
Net income	—	—	—	8,360	—	—	—	8,360
Other comprehensive income	—	—	—	—	—	—	762	762
Cash dividends paid ($0.28 per share)	—	—	—	(4,077)	—	—	—	(4,077)
Treasury stock purchases	(260,914)	—	—	—	—	(4,045)	—	(4,045)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(11,013)	—	—	—	—	(151)	—	(151)
Restricted shares forfeited	(11,000)	—	151	—	—	(151)	—	—
Excess tax benefit on stock compensation plans	—	—	29	—	—	—	—	29
Cancellation of shares for tax withholdings on options exercised	—	—	(92)	—	—	—	—	(92)
Reissuance of treasury shares in connection with stock options exercised	20,351	—	(172)	(10)	—	280	—	98
Reissuance of treasury shares in connection with restricted stock grants	17,500	—	(267)	25	—	242	—	—
Stock-based compensation	—	—	1,103	—	—	—	—	1,103
ESOP shares committed to be released	—	—	291	—	524	—	—	815

Balances at September 30, 2012	15,467,821	$187	$183,476	$93,317	$(9,523)	$(44,808)	$7,514	$230,163

Balances at December 31, 2012	20,152,118	$243	$272,822	$87,153	$—	$(58,430)	$5,401	$307,189
Net income	—	—	—	13,397	—	—	—	13,397
Other comprehensive loss	—	—	—	—	—	—	(4,720)	(4,720)
Cash dividends paid ($0.32 per share)	—	—	—	(6,331)	—	—	—	(6,331)
Treasury stock purchases	(489,351)	—	—	—	—	(7,280)	—	(7,280)
Shares repurchased in connection with restricted stock forfeited for tax purposes	(12,669)	—	—	—	—	(191)	—	(191)
Restricted shares forfeited	(5,000)	—	75	—	—	(75)	—	—
Excess tax benefit on stock compensation plans	—	—	64	—	—	—	—	64
Cancellation of shares for tax withholdings on options exercised	—	—	(249)	—	—	—	—	(249)
Reissuance of treasury shares in connection with stock options exercised	32,936	—	(470)	—	—	470	—	—
Stock-based compensation	—	—	879	—	—	—	—	879

Balances at September 30, 2013	19,678,034	$243	$273,121	$94,219	$—	$(65,506)	$681	$302,758

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$13,397	$8,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,967	2,450
ESOP expense	—	815
Stock-based compensation	879	1,103
Excess tax benefits on stock compensation plan	(64)	(29)
Amortization of premiums and discounts	2,152	1,508
Depreciation and amortization	2,229	1,260
Amortization of intangible assets	578	70
Net (loss) gain on sale and writedown of other real estate owned	(12)	362
Impairment charges on securities	—	202
Net loss (gain) on sale of available for sale securities	50	(27)
Loans originated for sale	(7,498)	(13,392)
Proceeds from sales of loans held for sale	8,343	13,903
Net gain on sale of loans	(213)	(458)
Deferred tax (benefit) provision	(1,048)	235
Net increase in cash surrender value of bank-owned life insurance	(1,281)	(1,181)
Decrease in accrued interest receivable	435	76
Decrease (increase) in other assets	2,486	(5,208)
(Decrease) increase in accrued expenses and other liabilities	(1,263)	1,675

Net cash provided by operating activities	22,137	11,724

Cash flows from investing activities:
Purchases of securities available for sale	(43,887)	(65,976)
Proceeds from sales of securities available for sale	2,563	2,517
Proceeds from maturities, calls and principal repayments of securities available for sale	62,029	46,957
Purchases of securities held to maturity	(33,746)	(1,455)
Proceeds from maturities, calls and principal repayments of securities held to maturity	18,089	24,937
Redemption of Federal Home Loan Bank of Boston stock	1,220	911
Proceeds from sales of other real estate owned	2,650	1,851
Net loan originations, purchases and principal repayments	(80,340)	(98,919)
Purchases of property and equipment	(2,625)	(2,957)

Net cash used in investing activities	(74,047)	(92,134)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Concluded)

(Dollars in thousands)

	2013	2012
Cash flows from financing activities:
Net increase in deposits	$98,223	$45,185
Net change in short-term borrowings	(18,783)	(2,681)
Proceeds from issuance of long-term debt	51,492	26,627
Repayment of long-term debt, net of amortization of discount	(31,496)	(13,128)
Redemption of trust preferred securities	(4,000)	—
Net decrease in escrow funds held for borrowers	(940)	(211)
Payments on capitalized lease obligations	(318)	(318)
Excess tax benefits on stock compensation plan	64	29
Cancellation of shares for tax withholdings on options exercised	(249)	(92)
Reissuance of treasury shares in connection with stock options exercised	—	98
Treasury stock purchases	(7,471)	(4,196)
Cash dividends paid	(6,331)	(4,077)

Net cash provided by financing activities	80,191	47,236

Increase (decrease) in cash and cash equivalents	28,281	(33,174)
Cash and cash equivalents at beginning of period	30,679	61,518

Cash and cash equivalents at end of period	$58,960	$28,344

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$14,290	$11,512
Income taxes – net	5,820	5,409
Non-cash items:
Transfer of loans to other real estate owned	2,266	1,508

See notes to unaudited consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year or any other period. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2013.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This Update provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

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

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan segments: commercial and industrial, commercial real estate, construction, business banking commercial and industrial, business banking commercial real estate, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies, classified and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan segment to determine the amount of the general component of the allowance for loan losses. In the second quarter of 2012, management made refinements to its allowance for loan loss methodology to create loss factors in connection with the establishment of the Business Banking unit. This refinement did not have a material effect on the loan loss provision or the total allowance for loan loss.

Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Reserve for unfunded commitments. The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $213 and $89 at September 30, 2013 and 2012, respectively.

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

Income Taxes. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. In determining whether to establish a valuation allowance, the Company uses historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. These underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in the establishment of or a change in the valuation allowance. Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of its net deferred tax asset in the future, the establishment of or an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$4,647	$2,929	$13,397	$8,360

Weighted average common shares applicable to basic EPS (1)	19,652,925	14,522,324	19,800,557	14,578,253
Effect of dilutive potential common shares (2) (3)	319,877	186,049	278,308	249,175

Weighted average common shares applicable to diluted EPS	19,972,802	14,708,373	20,078,865	14,827,428

Earnings per share:
Basic	$0.24	$0.20	$0.68	$0.57
Diluted	$0.23	$0.20	$0.67	$0.56

(1)	Share-based compensation awards that qualify as participating securities (entiled to receive non-forfeitable dividends) are included in basic EPS.
(2)	Options to purchase 163,229 and 277,550 shares for the three months ended September 30, 2013 and 2012, respectively, and 197,628 and 197,300 shares for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.
(3)	Includes incremental shares related to dilutive stock options.

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items are components of accumulated other comprehensive income.

The components of accumulated other comprehensive income and related tax effects are as follows:

	September 30,	December 31,
	2013	2012
Net unrealized gain on securities available for sale	$2,503	$10,147
Tax effect	(923)	(3,847)

Net-of-tax amount	1,580	6,300

Pension liability	(1,432)	(1,432)
Tax effect	533	533

Net-of-tax amount	(899)	(899)

Accumulated other comprehensive income	$681	$5,401

NOTE F – INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
September 30, 2013:
Debt Securities:
Government-sponsored enterprises	$2,099	$—	$(188)	$1,911
Government-sponsored and government-guaranteed mortgage-backed securities	232,372	5,589	(2,567)	235,394
Private label mortgage-backed securities	8	—	—	8
Municipal bonds	26,149	284	(1,203)	25,230
Corporate bonds	1,292	588	—	1,880

Total	$261,920	$6,461	$(3,958)	$264,423

December 31, 2012:
Debt Securities:
Government-sponsored enterprises	$3,234	$2	$(3)	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	248,370	9,836	(444)	257,762
Private label mortgage-backed securities	2,568	54	(56)	2,566
Municipal bonds	28,713	595	(481)	28,827
Corporate bonds	1,290	644	—	1,934

Total	$284,175	$11,131	$(984)	$294,322

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Held to Maturity
September 30, 2013:
Government-sponsored and government-guaranteed mortgage-backed securities	$73,432	$1,535	$(332)	$74,635
Private label mortgage-backed securities	58	2	—	60
Industrial revenue bonds	18,410	—	—	18,410
State of Israel bonds	175	—	—	175
Municipal bonds	5,916	197	—	6,113

Total	$97,991	$1,734	$(332)	$99,393

December 31, 2012:
Government-sponsored and government-guaranteed mortgage-backed securities	$57,986	$2,214	$—	$60,200
Private label mortgage-backed securities	79	2	—	81
Industrial revenue bonds	18,847	—	—	18,847
State of Israel bonds	150	—	—	150
Municipal bonds	5,924	472	—	6,396

Total	$82,986	$2,688	$—	$85,674

The scheduled maturities of debt securities available for sale and held to maturity at September 30, 2013 are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2013
	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$125	$125
Due from one year to five years	2,278	2,338	810	845
Due from five years to ten years	15,112	14,707	1,536	1,592
Due after ten years	12,150	11,976	22,030	22,136

	29,540	29,021	24,501	24,698
Mortgage-backed securities	232,380	235,402	73,490	74,695

	$261,920	$264,423	$97,991	$99,393

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

Gross unrealized losses and fair values at September 30, 2013 and December 31, 2012 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Losses	Value	Losses	Securities	Value	Losses
At September 30, 2013:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,911	$(188)	$—	$—	5	$1,911	$(188)
Government-sponsored and government-guaranteed mortgage-backed securities	109,234	(2,331)	11,354	(236)	135	120,588	(2,567)
Municipal bonds	19,490	(1,203)	—	—	47	19,490	(1,203)

Total	$130,635	$(3,722)	$11,354	$(236)	187	$141,989	$(3,958)

Securities Held to Maturity
Government-sponsored and government-guaranteed mortgage-backed securities	$16,017	$(332)	$—	$—	3	$16,017	$(332)

Total	$16,017	$(332)	$—	$—	3	$16,017	$(332)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Losses	Value	Losses	Securities	Value	Losses
At December 31, 2012:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,998	$(3)	$—	$—	5	$1,998	$(3)
Government-sponsored and government-guaranteed mortgage- backed securities	41,537	(444)	—	—	81	41,537	(444)
Private label mortgage-backed securities	1,671	(56)	—	—	9	1,671	(56)
Municipal bonds	16,293	(481)	—	—	38	16,293	(481)

Total	$61,499	$(984)	$—	$—	133	$61,499	$(984)

There were no securities classified as held to maturity in an unrealized loss position as of December 31, 2012.

Management evaluated the securities in the preceding tables and has determined that no declines in the fair value of the Company’s securities portfolio are deemed to be other-than-temporary as of September 30, 2013. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the security has been in a loss position, the size of the loss position, intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any impaired debt securities and is unlikely to be required to sell any impaired debt security before its maturity or market price recovery.

NOTE G – LOANS

The components of the loan portfolio were as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Commercial:
Commercial and industrial	$304,228	$306,192
Commercial real estate	872,340	814,692
Construction	59,788	52,778
Consumer:
Residential real estate	459,714	441,874
Home equity	179,507	179,039
Consumer	17,920	21,501

Total loans	1,893,497	1,816,076
Net deferred loan costs and fees	2,653	3,414
Allowance for loan losses	(13,642)	(12,089)

Loans, net	$1,882,508	$1,807,401

The Company transferred a portion of its originated commercial real estate and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated statements of condition. The Company and participating lenders share ratably in any losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2013 and December 31, 2012, the Company was servicing loans for participants aggregating $72.0 million and $57.7 million, respectively.

As of September 30, 2013 and December 31, 2012, the Company had two loans that were transferred to participants, which did not meet the requirements to be considered a participating interest. These transferred loans are reported as secured borrowings in the amount of $2.6 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively, and are reported in long-term debt on the consolidated statement of condition.

The Company established a Business Banking unit within its Commercial Lending Department during the second quarter of 2012. The portfolio is made up of both commercial and industrial and commercial real estate loans. As a result, the Company has reallocated charge-offs, recoveries, and allowance for loan losses accordingly. A summary of the activity pertaining to the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 is as follows:

				Business Banking
	Commercial			Commercial
	and	Commercial		and	Commercial		Home
	Industrial	Real Estate	Construction	Industrial	Real Estate	Residential	Equity	Consumer	Unallocated	Total
Three Months Ended September 30, 2013:
Beginning balance	$3,374	$5,831	$1,034	$627	$595	$676	$387	$80	$466	$13,070
Charge-offs	(326)	(106)	—	—	—	(113)	(53)	(2)	—	(600)
Recoveries	7	27	—	—	—	—	1	12	—	47
Provision (credit)	(155)	1,064	(10)	7	(6)	183	50	(22)	14	1,125

Ending balance	$2,900	$6,816	$1,024	$634	$589	$746	$385	$68	$480	$13,642

				Business Banking
	Commercial			Commercial	Banking
	and	Commercial		and	Commercial		Home
	Industrial	Real Estate	Construction	Industrial	Real Estate	Residential	Equity	Consumer	Unallocated	Total
Three Months Ended September 30, 2012:
Beginning balance	$2,828	$5,232	$742	$727	$683	$690	$379	$97	$373	$11,751
Charge-offs	(109)	(97)	—	(40)	(12)	(45)	(40)	(10)	—	(353)
Recoveries	84	10	—	1	—	—	—	7	—	102
Provision (credit)	163	242	67	85	70	55	69	(7)	306	1,050

Ending balance	$2,966	$5,387	$809	$773	$741	$700	$408	$87	$679	$12,550

				Business Banking
	Commercial			Commercial
	and	Commercial		and	Commercial		Home
	Industrial	Real Estate	Construction	Industrial	Real Estate	Residential	Equity	Consumer	Unallocated	Total
Nine Months Ended September 30, 2013:
Beginning balance	$2,680	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,089
Charge-offs	(758)	(158)	—	(123)	(122)	(188)	(79)	(67)	—	(1,495)
Recoveries	24	27	—	—	—	1	2	27	—	81
Provision (credit)	954	1,450	314	(31)	5	331	79	25	(160)	2,967

Ending balance	$2,900	$6,816	$1,024	$634	$589	$746	$385	$68	$480	$13,642

				Business Banking
	Commercial			Commercial	Banking
	and	Commercial		and	Commercial		Home
	Industrial	Real Estate	Construction	Industrial	Real Estate	Residential	Equity	Consumer	Unallocated	Total
Nine Months Ended September 30, 2012:
Beginning balance	$3,446	$5,572	$860	$—	$—	$666	$474	$114	$—	$11,132
Charge-offs	(315)	(370)	(127)	(128)	(52)	(133)	(70)	(15)	—	(1,210)
Recoveries	123	45	1	2	—	—	—	7	—	178
Provision (credit)	(288)	140	75	899	793	167	4	(19)	679	2,450

Ending balance	$2,966	$5,387	$809	$773	$741	$700	$408	$87	$679	$12,550

Further information pertaining to the allowance for loan losses at September 30, 2013 and December 31, 2012 is as follows:

				Business Banking
	Commercial			Commercial
	and	Commercial		and	Commercial		Home
	Industrial	Real Estate	Construction	Industrial	Real Estate	Residential	Equity	Consumer	Unallocated	Total
At September 30, 2013:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$30	$400	$—	$—	$—	$—	$—	$—	$—	$430

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,870	$6,416	$1,024	$634	$589	$746	$385	$68	$480	$13,212

Total loans	$272,989	$792,503	$59,788	$31,239	$79,837	$459,714	$179,507	$17,920	$—	$1,893,497

Loans deemed to be impaired and individually evaluated for impairment	$5,112	$2,364	$—	$—	$—	$—	$—	$—	$—	$7,476

Loans not deemed to be impaired and collectively evaluated for impairment	$267,617	$788,198	$59,788	$31,239	$79,837	$459,714	$179,507	$17,920	$—	$1,883,820

Loans acquired with deteriorated credit quality and deemed to be impaired	$260	$1,941	$—	$—	$—	$—	$—	$—	$—	$2,201

				Business Banking
	Commercial			Commercial
	and	Commercial		and	Commercial		Home
	Industrial	Real Estate	Construction	Industrial	Real Estate	Residential	Equity	Consumer	Unallocated	Total
At December 31, 2012:
Amount of allowance for loan losses for loans deemed to be impaired and individually evaluated for impairment	$32	$—	$—	$—	$—	$—	$—	$—	$—	$32

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,648	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,057

Total loans	$272,789	$732,272	$52,778	$33,403	$82,420	$441,874	$179,039	$21,501	$—	$1,816,076

Loans deemed to be impaired and individually evaluated for impairment	$5,943	$3,882	$591	$—	$—	$—	$—	$—	$—	$10,416

Loans not deemed to be impaired and collectively evaluated for impairment	$266,091	$722,470	$51,838	$33,403	$82,420	$441,874	$179,039	$21,501	$—	$1,798,636

Loans acquired with deteriorated credit quality and deemed to be impaired	$755	$5,920	$349	$—	$—	$—	$—	$—	$—	$7,024

The following is a summary of past due loans at September 30, 2013 and December 31, 2012:

							Recorded
			90 Days			Total	Investments
	30-59 Days	60-89 Days	and Over	Total		Financing	> 90 Days
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
At September 30, 2013:
Commercial:
Commercial and industrial	$1,603	$21	$2,990	$4,614	$299,614	$304,228	$—
Commercial real estate	3,633	4,873	3,462	11,968	860,372	872,340	—
Construction	—	280	—	280	59,508	59,788	—
Consumer:
Residential real estate	—	1,786	4,224	6,010	453,704	459,714	—
Home equity	392	190	941	1,523	177,984	179,507	—
Consumer	323	—	117	440	17,480	17,920	—

Total	$5,951	$7,150	$11,734	$24,835	$1,868,662	$1,893,497	$—

At December 31, 2012:
Commercial:
Commercial and industrial	$3,974	$1,155	$4,442	$9,571	$296,621	$306,192	$—
Commercial real estate	6,326	1,136	5,351	12,813	801,879	814,692	—
Construction	2,853	—	—	2,853	49,925	52,778	—
Consumer:
Residential real estate	11,760	2,450	2,615	16,825	425,049	441,874	—
Home equity	1,044	161	137	1,342	177,697	179,039	—
Consumer	329	35	120	484	21,017	21,501	—

Total	$26,286	$4,937	$12,665	$43,888	$1,772,188	$1,816,076	$—

The following is a summary of impaired loans at September 30, 2013 and December 31, 2012:

	At September 30, 2013			At December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and industrial	$4,452	$4,473		$6,666	$6,997
Commercial real estate	3,682	4,182		9,802	10,736
Construction	—	—		940	940

Total	$8,134	$8,655		$17,408	$18,673

With an allowance recorded:
Commercial and industrial	920	920	$30	32	32	$32
Commercial real estate	623	623	400	—	—	—

Total	$1,543	$1,543	$430	$32	$32	$32

Total impaired loans	$9,677	$10,198	$430	$17,440	$18,705	$32

The following is a summary of information pertaining to impaired loans:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average	Interest Income		Average	Interest Income
	Recorded		Recognized	Recorded		Recognized
	Investment on		on a	Investment on		on a
	Impaired Loans	Recognized	Cash Basis	Impaired Loans	Recognized	Cash Basis
Commercial:
Commercial and industrial	$5,922	$40	$—	$4,396	$1	$—
Commercial real estate	5,907	19	—	3,378	10	—
Construction	144	—	—	617	6	—
Consumer:
Residential real estate	—	23	23	—	—	—
Consumer	—	—	—	—	1	1

Total	$11,973	$82	$23	$8,391	$18	$1

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average	Interest Income		Average	Interest Income
	Recorded		Recognized	Recorded		Recognized
	Investment on		on a	Investment on		on a
	Impaired Loans	Recognized	Cash Basis	Impaired Loans	Recognized	Cash Basis
Commercial:
Commercial and industrial	$6,268	$454	$329	$4,320	$10	$8
Commercial real estate	6,724	52	10	3,477	35	7
Construction	850	5	—	708	19	—
Consumer:
Residential real estate	—	39	39	—	2	2
Consumer	—	—	—	—	1	1

Total	$13,842	$550	$378	$8,505	$67	$18

The following is a summary of non-accrual loans, at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Commercial:
Commercial and industrial	$3,510	$5,538
Commercial real estate	3,462	5,596
Construction	—	349
Consumer:
Residential real estate	4,256	2,970
Home equity	941	137
Consumer	117	120

Total	$12,286	$14,710

The following table represents modifications that were deemed to be troubled debt restructurings for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of	Outstanding Recorded Investment		Number of	Outstanding Recorded Investment
	Contracts	Pre-Modification	Post-Modification	Contracts	Pre-Modification	Post-Modification
Troubled Debt
Restructurings:
Commercial and industrial	2	$1,824	$1,420	1	$140	$140
Commercial real estate	—	—	—	4	1,211	1,211
Construction	—	—	—	2	613	613

Total	2	$1,824	$1,420	7	$1,964	$1,964

There were no loan modifications that were deemed troubled debt restructurings for the three months ended September 30, 2013 and 2012.

At September 30, 2013, the modifications related to two commercial and industrial loans to one borrower that were restructured as part of an agreement with the customer whereby the Bank received a cash paydown. The modifications lowered the interest rate and extended the maturity of these loans.

At September 30, 2012, the modifications provided on one commercial and industrial loan and four commercial real estate loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. The modifications provided on the two construction loans are related to one borrower relationship. The modification extended the maturity of demand notes that had reached maturity. Management performs a discounted cash flow calculation or collateral analysis if the loan is collateral dependent to determine the amount of impaired reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

As of September 30, 2013 and 2012, there have been no TDRs that have subsequently defaulted (defined as thirty or more days past due) within one year of modification.

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

The following tables present the Company’s loan segment by internally assigned grades:

	At September 30, 2013
	Commercial	Commercial
	and Industrial	Real Estate	Construction	Total
Commercial:
Grade:
Pass	$276,722	$817,581	$55,842	$1,150,145
Special Mention	9,292	27,332	428	37,052
Substandard	17,551	27,427	3,518	48,496
Doubtful	663	—	—	663

Total	$304,228	$872,340	$59,788	$1,236,356

	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$455,676	$178,693	$17,894	$652,263
Special Mention	—	—	—	—
Substandard	4,038	814	26	4,878
Doubtful	—	—	—	—

Total	$459,714	$179,507	$17,920	$657,141

	At December 31, 2012
	Commercial	Commercial
	and Industrial	Real Estate	Construction	Total
Commercial:
Grade:
Pass	$275,279	$762,240	$46,196	$1,083,715
Special Mention	14,788	29,092	1,632	45,512
Substandard	15,472	23,360	4,950	43,782
Doubtful	653	—	—	653

Total	$306,192	$814,692	$52,778	$1,173,662

	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$439,201	$178,920	$21,382	$639,503
Special Mention	—	—	—	—
Substandard	2,673	119	119	2,911
Doubtful	—	—	—	—

Total	$441,874	$179,039	$21,501	$642,414

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Unused lines of credit	$338,049	$308,683
Amounts due mortgagors	100,533	36,365
Standby letters of credit	5,499	3,573
Commitments to originate loans	22,851	63,974

The Company has also committed to invest up to $10.0 million, representing 25% of the Class A or senior investor balance, in low income housing tax credit funds by the end of 2015. At September 30, 2013, the Company invested $8.4 million in the funds, which has been reduced by net operating losses of $2.0 million. The net carrying balance of $6.4 million is included in other assets on the Company’s consolidated statement of condition. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and net operating losses for a period of eight years or until the minimum investment return has been met. Net operating losses allocated to the Company are recognized as they are incurred and recorded in non-interest expense.

In 2012, the Company committed to and invested $1.8 million, or 50% interest, in a new markets housing tax credit fund, which has been reduced by net operating losses of $33. The net carrying value of $1.8 million is included in other assets on the Company’s consolidated statement of condition.

The Company has committed to invest $2.0 million in another low income housing tax credit fund by the end of 2015. At September 30, 2013, the Company invested $1.1 million in this fund, which has been reduced by net operating losses of $165. The net carrying value of $972 is included in other assets on the Company’s consolidated statement of condition.

The Company committed to and invested $979 in another new market tax credit fund in August 2013. The net carrying value of $979 is included in other assets on the Company’s consolidated financial statement of condition.

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Demand	$333,206	$307,302
NOW	86,545	87,983
Savings	335,623	350,188
Money market	455,547	395,293
Certificates of deposit	735,477	707,409

	$1,946,398	$1,848,175

NOTE J – CONTINGENCIES

The Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to a loan foreclosure. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. During the third quarter of 2011, the judge issued a ruling in favor of the Bank. The litigants have appealed the decision. The Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to the Bank can be made at this time.

The Bank is also a defendant in other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE K – FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its assets measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1 – Valuations for assets traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and government-sponsored enterprises that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuations for assets traded in less active dealer or broker markets. Level 2 includes U.S. government and mortgage-backed securities issued by government-sponsored enterprises. Valuations are obtained from third party pricing services for identical or comparable assets.

Level 3 – Valuations for assets that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. Level 3 also includes corporate bonds that have fair values derived from unobservable issuer-provided financial information and discounted cash flow models.

Assets measured at fair value on a recurring basis, are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
At September 30, 2013
Securities available for sale:
Government-sponsored enterprises	$—	$1,911	$—	$1,911
Government-sponsored and government-guaranteed mortgage-backed securities	—	235,394	—	235,394
Private label mortgage-backed securities	—	8	—	8
Municipal bonds	—	25,230	—	25,230
Corporate bonds	—	—	1,880	1,880

Total	$—	$262,543	$1,880	$264,423

				Total
	Level 1	Level 2	Level 3	Fair Value
At December 31, 2012
Securities available for sale:
Government-sponsored enterprises	$—	$3,233	$—	$3,233
Government-sponsored and government-guaranteed mortgage-backed securities	—	257,762	—	257,762
Private label mortgage-backed securities	—	2,566	—	2,566
Municipal bonds	—	28,827	—	28,827
Corporate bonds	—	—	1,934	1,934

Total	$—	$292,388	$1,934	$294,322

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2013.

Balance at December 31, 2012	$1,934
Change in unrealized gain	(54)

Balance at September 30, 2013	$1,880

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

The Company may be required, from time to time, to measure at fair value certain other assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the adjustment and the carrying value of the related individual assets for the three and nine months ended September 30, 2013 and 2012.

				Three Months Ended	Nine Months Ended
				September 30, 2013	September 30, 2013
	At September 30, 2013			Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets:
Loans	$—	$—	$714	$57	$(565)
Other real estate owned	—	—	711	—	(135)

Total assets	$—	$—	$1,425	$57	$(700)

				Three Months Ended	Nine Months Ended
				September 30, 2012	September 30, 2012
	At September 30, 2012			Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets:
Loans	$—	$—	$722	$(116)	$(126)
Other real estate owned	—	—	1,070	(134)	(184)
Other assets	—	—	595	(37)	(37)

Total assets	$—	$—	$2,387	$(287)	$(347)

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

The fair value of the Company’s financial instruments is as follows at dates indicated:

	At September 30, 2013
	Carrying				Estimated
	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$58,960	$58,960	$—	$—	$58,960
Securities available for sale	264,423	—	262,543	1,880	264,423
Securities held to maturity	97,991	—	99,393	—	99,393
Stock in Federal Home Loan Bank of Boston	17,334	—	—	17,334	17,334
Net loans and loans held for sale	1,882,508	—	—	1,887,816	1,887,816
Financial Liabilities:
Deposits (with no stated maturity)	1,210,921	—	—	1,210,921	1,210,921
Time deposits	735,477	—	—	740,330	740,330
Federal Home Loan Bank of Boston advances	151,029	—	—	153,706	153,706
Repurchase agreements	60,446	—	—	60,967	60,967
Subordinated debentures	5,933	—	5,933	—	5,933

	At December 31, 2012
	Carrying				Estimated
	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$30,679	$30,679	$—	$—	$30,679
Securities available for sale	294,322	—	292,388	1,934	294,322
Securities held to maturity	82,986	—	85,674	—	85,674
Stock in Federal Home Loan Bank of Boston	18,554	—	—	18,554	18,554
Net loans and loans held for sale	1,808,033	—	—	1,846,519	1,846,519
Financial Liabilities:
Deposits (with no stated maturity)	1,140,766	—	—	1,140,766	1,140,766
Time deposits	707,409	—	—	711,845	711,845
Federal Home Loan Bank of Boston advances	141,525	—	—	145,543	145,543
Repurchase agreements	69,229	—	—	70,082	70,082
Subordinated debentures	9,630	—	9,630	—	9,630

NOTE L – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains a Senior Executive Retirement Plan (“SERP”) and a Director Retirement Plan. These plans had no assets at September 30, 2013 and 2012. The following table presents the components of the net periodic benefit cost for the indicated periods:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
		Director		Director		Director		Director
		Retirement		Retirement		Retirement		Retirement
	SERP	Plan	SERP	Plan	SERP	Plan	SERP	Plan
Periodic benefit cost:
Service cost	$101	$14	$78	$24	$301	$41	$236	$70
Interest cost	47	11	44	14	141	33	132	42

Total pension cost	148	25	122	38	442	74	368	112
Prior service cost amortization	50	10	29	9	150	32	86	27
Net loss amortization	—	12	—	2	—	36	—	8

Net periodic benefit cost	$198	$47	$151	$49	$592	$142	$454	$147

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased $88.4 million, or 3.7%, to $2.49 billion at September 30, 2013 from $2.40 billion at December 31, 2012 reflecting growth in net loans, interest-bearing deposits and securities held to maturity, partially offset by a decrease in securities available for sale. Net loans increased $75.1 million, or 4.2%, to $1.88 billion at September 30, 2013 from $1.81 billion at December 31, 2012 due to growth of $62.7 million, or 5.3%, in commercial loans (commercial and industrial, commercial real estate and construction loans) and $17.8 million, or 4.0%, in residential mortgages as a result of successful business development efforts and competitive products and pricing. These increases were offset by a decrease in consumer loans of $3.6 million, or 16.7%, primarily due to payments. Interest-bearing deposits increased $22.0 million primarily reflecting excess cash on deposit at the Federal Reserve Bank. Securities held to maturity increased $15.0 million, or 18.1%, to $98.0 million at September 30, 2013 from $83.0 million at December 31, 2012 as a result of purchases of fixed- and variable-rate agency mortgage-backed securities totaling $33.7 million, partially offset by repayments of government-sponsored agency debt and mortgage-backed securities of $18.1 million. Securities available for sale decreased $29.9 million, or 10.2%, to $264.4 million at September 30, 2013 from $294.3 million at December 31, 2012 primarily due to repayments of government-sponsored agency debt and mortgage-backed securities of $62.0 million, partially offset by purchases of fixed- and variable-rate agency mortgage-backed securities totaling $43.9 million.

Total deposits increased $98.2 million, or 5.3%, to $1.95 billion at September 30, 2013 compared to $1.85 billion at December 31, 2012 reflecting growth of $70.1 million, or 6.1%, in core account balances and an increase of $28.1 million, or 4.0%, in certificates of deposit. Core deposit balances were $1.21 billion, or 62.2% of total deposits, at September 30, 2013 compared to $1.14 billion, or 61.7% of total deposits, at December 31, 2012. The growth in core deposit account balances was driven by sales and marketing initiatives, competitive products and pricing, attention to excellence in customer service and targeted promotional activities. The increase in certificates of deposit was attributable to the purchase of $15.0 million in brokered CDs with a weighted average rate of 1.28% and a weighted average maturity of 3.7 years. Short-term borrowings decreased $18.8 million, or 23.7%, to $60.4 million at September 30, 2013 from $79.2 million at December 31, 2012 mainly due to a decrease in overnight customer repurchase agreements. Long-term debt increased $19.7 million, or 14.7%, to $153.7 million at September 30, 2013 from $134.0 million at December 31, 2012 attributable to new FHLBB advances totaling $51.0 million, partially offset by repayments of FHLB advances of $31.5 million. Subordinated debentures decreased $3.7 million, or 38.4%, to $5.9 million at September 30, 2013 as a result of the full redemption of a $4.0 million callable debt instrument previously issued by New England Bancshares, Inc. partially offset by the amortization of the mark-to-market adjustment on the Commonwealth National Bank trust preferred securities. At September 30, 2013, the Company continued to have considerable liquidity including significant unused borrowing capacity at the FHLBB and the Federal Reserve Bank of Boston and access to funding through the repurchase agreement and brokered deposit markets.

Total stockholders’ equity decreased $4.4 million, or 1.4%, to $302.8 million at September 30, 2013 from $307.2 million at December 31, 2012 largely as a result of repurchases of common stock totaling $7.3 million, cash dividend payments amounting to $6.3 million and $4.7 million in other comprehensive loss, partially offset by net income of $13.4 million.

Credit Quality and Reserve Coverage

The Company actively manages credit risk through its underwriting practices, loan review activities and collection operations, and does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alternative-A-paper borrowers. All loans where the interest payment is 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. Non-accrual loans totaled $12.3 million, or 0.65% of total loans, at September 30, 2013 compared to $14.7 million, or 0.81% of total loans, at December 31, 2012. Criticized and classified loans, which are loans that are of lesser quality and are reported for regulatory purposes as special mention, substandard, doubtful or loss, decreased $1.8 million, or 1.9%, to $91.1 million at September 30, 2013 compared to $92.9 million at December 31, 2012, primarily due to a decrease of $3.7 million in classified commercial and industrial loans, offset in part by an increase of $2.0 million in classified consumer loans. Other real estate owned decreased $372,000, or 14.4% to $2.2 million at September 30, 2013 from $2.6 million at December 31, 2012 reflecting sales of several properties, partially offset by foreclosure activity. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for additional disclosures about credit quality.

At September 30, 2013, the ratio of the allowance for loan losses to total loans was 0.72% compared to 0.67% at December 31, 2012. Excluding the impact of loans acquired through merger (which were marked to market at the time of acquisition) totaling $549.5 million at September 30, 2013 and $664.6 million at December 31, 2012, the ratio of the allowance for loan losses to total loans would have been 1.02% at September 30, 2013 and 1.05% at December 31, 2012. Net charge-offs totaled $1.4 million, or 0.10% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2013 as compared to net charge-offs of $1.0 million, or 0.12% of average loans outstanding on an annualized basis, for the same period in 2012. Net charge-offs in both periods consisted primarily of commercial loans. Refer to “Note G – Loans” in the Notes to the Unaudited Consolidated Financial Statements in this report for disclosures about the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

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

Net Income. Net income increased $1.7 million, or 58.7%, to $4.6 million for the third quarter of 2013 compared to net income of $2.9 million for the same period in 2012. Excluding acquisition-related expenses of $366,000 ($254,000 net of tax benefit) incurred in 2012 as a result of the Company’s acquisition of New England Bancshares, Inc. (“NEBS”) in November 2012 and impairment charges on securities of $202,000 ($119,000 net of tax benefit) recognized in 2012, net income would have increased by $1.3 million, or 40.7%, from $3.3 million for the third quarter of 2012 to $4.6 million for the third quarter of 2013. The improved quarterly operating results were largely due to growth in net interest income of $5.8 million, driven by net interest margin expansion and an increase in average interest earning assets and, to a lesser extent, a $465,000 increase in non-interest income. These positive results were offset in part by increases of $3.6 million in non-interest expense and $75,000 in provision for loan losses. Diluted earnings per share increased $0.03, or 15.0%, to $0.23 for the three months ended September 30, 2013 compared to $0.20 for the same period last year due to improved earnings, offset in part by an increase in weighted average shares outstanding. Total diluted weighted average shares increased by 5.3 million shares for the three months ended September 30, 2013 compared to the same period in 2012 due to the issuance of shares for the acquisition of NEBS, partially offset by the repurchase of shares under the Company’s current stock repurchase plan. Excluding the after tax impact of acquisition-related expenses and the impairment charges on securities in 2012, diluted earnings per share would have increased $0.01, or 3.6%, for the three months ended September 30, 2013 compared to the same period in 2012.

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

	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$455,892	$4,280	3.76%	$313,919	$3,493	4.45%
Commercial real estate	925,906	11,451	4.95%	512,834	6,841	5.34%
Home equity	180,105	1,543	3.43%	140,812	1,239	3.52%
Commercial and industrial	302,131	3,470	4.59%	197,552	2,742	5.55%
Consumer and other	18,864	230	4.88%	13,685	179	5.23%

Total loans(2)	1,882,898	20,974	4.46%	1,178,802	14,494	4.92%
Investment securities	358,535	2,226	2.48%	338,352	2,549	3.01%
Other interest-earning assets	31,378	26	0.33%	26,625	27	0.41%

Total interest-earning assets	2,272,811	23,226	4.09%	1,543,779	17,070	4.42%
Noninterest-earning assets(3)	179,852			106,369

Total assets	$2,452,663			$1,650,148

Interest-bearing liabilities:
Savings accounts	$338,564	275	0.32%	$259,783	290	0.45%
Money market accounts	445,038	413	0.37%	293,291	313	0.43%
NOW accounts	82,431	57	0.28%	55,788	42	0.30%
Certificates of deposit	736,485	2,153	1.17%	414,160	1,799	1.74%

Total interest-bearing deposits	1,602,518	2,898	0.72%	1,023,022	2,444	0.96%
FHLBB advances	138,474	699	2.02%	103,915	791	3.04%
Other interest-bearing liabilities	70,755	283	1.60%	51,194	285	2.23%

Total interest-bearing liabilities	1,811,747	3,880	0.86%	1,178,131	3,520	1.20%
Demand deposits	323,960			231,126
Other noninterest-bearing liabilities	15,925			11,277

Total liabilities	2,151,632			1,420,534
Stockholders’ equity	301,031			229,614

Total liabilities and stockholders’ equity	$2,452,663			$1,650,148

Net interest income		$19,346			$13,550

Interest rate spread(4)			3.23%			3.22%
Net interest-earning assets(5)	$461,064			$365,648

Net interest margin(6)			3.40%			3.51%
Average interest-earning assets to average interest-bearing liabilities			125.45%			131.04%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$1,396	$(609)	$787
Commercial real estate	5,141	(531)	4,610
Home equity	338	(34)	304
Commercial and industrial	1,264	(536)	728
Consumer and other	64	(13)	51

Total loans	8,203	(1,723)	6,480
Investment securities	145	(468)	(323)
Other interest-earning assets	5	(6)	(1)

Total interest-earning assets	8,353	(2,197)	6,156

Interest-bearing liabilities:
Savings accounts	75	(90)	(15)
Money market accounts	145	(45)	100
NOW accounts	18	(3)	15
Certificates of deposit	1,077	(723)	354

Total interest-bearing deposits	1,315	(861)	454
FHLBB advances	219	(311)	(92)
Other interest-bearing liabilities	91	(93)	(2)

Total interest-bearing liabilities	1,625	(1,265)	360

Change in net interest income	$6,728	$(932)	$5,796

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $5.8 million, or 42.8%, to $19.3 million for the third quarter of 2013 from $13.6 million for the same period in 2012 mainly as a result of an increase in average interest-earning assets, partially offset by net interest margin compression. Total average interest-earning assets increased $729.0 million, or 47.2%, to $2.27 billion for the third quarter of 2013, driven by the acquisition of NEBS and organic loan growth. The net interest margin declined 11 basis points to 3.40% for the three months ended September 30, 2013 due in large part to a decrease in net interest spread (excluding the impact of acquisition accounting adjustments) as a result of the challenging interest rate environment.

Interest Income. Interest income increased $6.2 million, or 36.1%, to $23.2 million for the three months ended September 30, 2013 from $17.1 million for the prior year period due to an increase in average interest-earning assets, partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 33 basis points to 4.09% for the third quarter of 2013 in connection with the lower interest rate environment as well as a decrease of $679,000 in the accretion of loan acquisition accounting adjustments. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense increased $360,000, or 10.2%, for the three months ended September 30, 2013 compared to the prior year period, reflecting an increase in average interest-bearing liabilities, partially offset by a decrease in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $633.6 million, or 53.8%, to $1.81 billion for the three months ended September 30, 2013 from $1.18 billion for the prior year period due in large part to the Company’s acquisition of NEBS in the fourth quarter of 2012 and organic deposit growth. The average rate paid on interest-bearing liabilities declined 34 basis points to 0.86% for the three months ended September 30, 2013 due to the repricing of deposits in response to the lower interest rate environment partially offset by an increase of $716,000 in the net accretion of acquisition accounting adjustments.

Provision for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of prior loss experience, current economic conditions and their effect on borrowers, the composition and size of the portfolio, trends in non-performing loans, classified and impaired loans, and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The provision for loan losses increased by $75,000, or 7.1%, to $1.13 million for the three months ended September 30, 2013 from $1.05 million for the same period in 2012, driven by an increase in general reserves associated with stronger commercial loan origination activity, increases in impaired loan reserves and net charge-offs and the continuing shift to a more commercially oriented loan portfolio. Net charge-offs increased from $251,000 for the three months ended September 30, 2012 to $553,000 for the three months ended September 30, 2013. The allowance for loan losses was $13.6 million, or 0.72% of loans outstanding, at September 30, 2013.

Non-interest Income. Non-interest income increased $465,000, or 18.5%, to $3.0 million for the third quarter of 2013 from $2.5 million for the same period in 2012. Excluding impairment charges on securities of $202,000 incurred in 2012, non-interest income would have increased $263,000, or 9.7%. Other income increased $237,000 as a result of higher loan prepayment penalties and late charges as well as increased credit enhancement fees related to loans sold to the FHLBB. Fee income on depositors’ accounts increased $181,000, or 12.5%, driven by a larger deposit base related to the NEBS acquisition, offset to a large extent by the negative impact of new regulations, including the Durbin Amendment, on debit card fee income. Income from bank-owned life insurance increased $70,000, or 15.6%, due in large part to the acquisition of the NEBS portfolio, partially offset by a decrease in the yield on the portfolio assets. These increases were offset in part by decreases of $188,000 in gains on sales of loans and $27,000 in net gains on sales of securities.

Non-interest Expense. Non-interest expense increased $3.6 million, or 32.6%, to $14.8 million in the third quarter of 2013 from $11.2 million in the same period last year. Excluding acquisition-related expenses incurred in connection with the Company’s acquisition of NEBS totaling $366,000 in 2012, non-interest expense would have increased $4.0 million, or 37.0%. Salaries and benefits increased $1.7 million, or 27.2%, mainly due to costs incurred to support our new Connecticut operations, staffing costs associated with a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012 and a new branch established in Northborough, Massachusetts during the fourth quarter of 2012, annual wage increases and a larger incentive accrual due to improved operating performance. Other expenses increased $559,000, or 35.7%, reflecting increased expenses from the expansion of our franchise into Connecticut (i.e. telephone, depreciation, postage, core deposit intangible amortization, foreclosed properties, business development, printing, office supplies and branch security). Occupancy costs grew $539,000, or 65.5%, principally attributable to expenses incurred to operate our new Connecticut facilities as well as expenses related to the new loan production office and new branch. Data processing expenses increased $319,000, or 28.8%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Professional fees increased $215,000, or 57.8%, primarily due to additional legal and consulting costs associated with our Connecticut operations and increased expenses related to loan workout activities and third party loan reviews.

Income Tax Expense. Income tax expense increased $824,000, or 92.6%, to $1.7 million for the third quarter of 2013 from $890,000 in the same period last year as a result of increases in taxable income and the effective tax rate. The effective tax rate increased from 23.3% in 2012 to 26.9% in 2013 reflecting a decrease in the proportion of tax-exempt income to total taxable income as a result of the acquisition of NEBS.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

Net Income. For the nine months ended September 30, 2013, net income was $13.4 million, or $0.67 per diluted share, compared to net income of $8.4 million, or $0.56 per diluted share, for the same period in 2012. Excluding branch closing costs totaling $987,000 ($584,000 net of tax benefit), acquisition-related expenses of $281,000 ($270,000 net of tax benefit), a $206,000 gain related to an investment in a venture capital fund accounted for on a cash basis ($122,000 net of tax expense), and a net loss of $50,000 on sales of investment securities ($30,000 net of tax benefit), net income would have been $14.2 million, or $0.71 per diluted share, for the nine months ended September 30, 2013. Excluding acquisition-related expenses of $958,000 ($818,000 net of tax benefit) and impairment charges on securities of $202,000 ($119,000 net of tax benefit), net income would have been $9.3 million, or $0.63 per diluted share, for the nine months of 2012. The improved year-to-date operating results were largely due to growth in net interest income of $19.6 million, driven by net interest margin expansion and an increase in average interest earning assets and, to a lesser extent, a $1.1 million increase in non-interest income. These positive results were offset in part by increases of $13.0 million in non-interest expense and $517,000 in provision for loan losses. The increase in diluted earnings per share reflects improved earnings, offset in part by an increase in weighted average shares outstanding. Total diluted weighted average shares increased by 5.3 million shares for the nine months ended September 30, 2013 compared to the same period in 2012 due to the issuance of shares for the acquisition of NEBS, partially offset by the repurchase of shares under the Company’s current stock repurchase plan.

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

	Nine Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$449,125	$12,756	3.79%	$313,981	$10,794	4.58%
Commercial real estate	896,883	34,387	5.11%	500,959	20,660	5.50%
Home equity	178,625	4,555	3.40%	138,087	3,695	3.57%
Commercial and industrial	307,907	11,749	5.09%	187,230	7,031	5.01%
Consumer and other	20,681	860	5.54%	14,327	570	5.30%

Total loans(2)	1,853,221	64,307	4.63%	1,154,584	42,750	4.94%
Investment securities	360,628	6,787	2.51%	338,945	8,171	3.21%
Other interest-earning assets	26,647	68	0.34%	45,463	119	0.35%

Total interest-earning assets	2,240,496	71,162	4.23%	1,538,992	51,040	4.42%
Noninterest-earning assets(3)	178,870			104,770

Total assets	$2,419,366			$1,643,762

Interest-bearing liabilities:
Savings accounts	$344,860	928	0.36%	$258,587	994	0.51%
Money market accounts	424,740	1,215	0.38%	300,798	1,121	0.50%
NOW accounts	81,782	217	0.35%	53,278	125	0.31%
Certificates of deposit	728,612	6,192	1.13%	416,471	5,555	1.78%

Total interest-bearing deposits	1,579,994	8,552	0.72%	1,029,134	7,795	1.01%
FHLB advances	129,187	2,207	2.28%	104,281	2,431	3.11%
Other interest-bearing liabilities	75,306	865	1.53%	52,313	870	2.22%

Total interest-bearing liabilities	1,784,487	11,624	0.87%	1,185,728	11,096	1.25%
Demand deposits	314,796			218,296
Other noninterest-bearing liabilities	16,124			11,293

Total liabilities	2,115,407			1,415,317
Stockholders’ equity	303,959			228,445

Total liabilities and stockholders’ equity	$2,419,366			$1,643,762

Net interest income		$59,538			$39,944

Interest rate spread(4)			3.36%			3.17%
Net interest-earning assets(5)	$456,009			$353,264

Net interest margin(6)			3.54%			3.46%
Average interest-bearing assets to average interest-bearing liabilities			125.55%			129.79%

(1)	Includes loans held for sale.
(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.
(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate(1)	$4,070	$(2,108)	$1,962
Commercial real estate	15,274	(1,547)	13,727
Home equity loans	1,041	(181)	860
Commercial and industrial	4,603	115	4,718
Consumer and other	263	27	290

Total loans	25,251	(3,694)	21,557
Investment securities	497	(1,881)	(1,384)
Other interest-earning assets	(48)	(3)	(51)

Total interest-earning assets	25,700	(5,578)	20,122

Interest-bearing liabilities:
Savings accounts	280	(346)	(66)
Money market accounts	394	(300)	94
NOW accounts	74	18	92
Certificates of deposit	3,145	(2,508)	637

Total interest-bearing deposits	3,893	(3,136)	757
FHLB advances	508	(732)	(224)
Other interest-bearing liabilities	313	(318)	(5)

Total interest-bearing liabilities	4,714	(4,186)	528

Change in net interest income	$20,986	$(1,392)	$19,594

(1)	Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $19.6 million, or 49.1%, to $59.5 million for the nine months ended September 30, 2013 from $39.9 million for the comparable 2012 period as a result of growth in average interest-earning assets and net interest margin expansion. Total average interest-earning assets increased $701.5 million, or 45.6%, to $2.24 billion for the nine months of 2013, driven by the acquisition of NEBS and organic loan growth. The net interest margin increased by 8 basis points to 3.54% for the nine months ended September 30, 2013 due in large part to a $2.4 million increase in the net accretion of acquisition accounting adjustments to $3.8 million for the nine months of 2013 from $1.4 million for the same period in 2012.

Interest Income. Interest income increased $20.1 million, or 39.4%, to $71.2 million for the nine months ended September 30, 2013 from $51.0 million for the prior year period due to an increase in average interest-earning assets partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 19 basis points to 4.23% for the nine months of 2013 in connection with the lower interest rate environment as well as a decrease of $130,000 in the accretion of loan acquisition accounting adjustments. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense. Interest expense increased $528,000, or 4.8%, to $11.6 million for the nine months ended September 30, 2013 from $11.1 million for the prior year period due to growth in average interest-bearing liabilities partially offset by a decrease in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $598.8 million, or 50.5%, to $1.78 billion for the nine months ended September 30, 2013 from $1.19 billion for the prior year period due in large part to the Company’s acquisition of NEBS in the fourth quarter of 2012 and organic deposit growth. The average rate paid on interest-bearing liabilities declined 38 basis points to 0.87% for the nine months ended September 30, 2013 reflecting the repricing of deposits in response to the lower interest rate environment and an increase of $2.2 million in the net accretion of acquisition accounting adjustments.

Provision for Loan Losses. The provision for loan losses increased $517,000, or 21.1%, to $3.0 million for the nine months ended September 30, 2013, from $2.5 million for the same period in 2012, driven by increases in net charge-offs, classified loan reserves and impaired loan reserves as well as the continuing shift to a more commercially oriented loan portfolio. Net charge-offs increased from $1.0 million for the nine months ended September 30, 2012 to $1.4 million for the nine months ended September 30, 2013. The allowance for loan losses was $13.6 million, or 0.72% of loans outstanding, at September 30, 2013.

Non-interest Income. Non-interest income increased $1.1 million, or 14.8%, to $8.8 million for the nine months ended September 30, 2013. Excluding impairment charges on securities of $202,000 incurred in 2012, non-interest income would have increased $933,000, or 11.9%. Other income increased $766,000 as a result of a $206,000 gain on an investment in a venture capital fund that is accounted for on a cash basis, higher loan prepayment penalties and late charges as well as increased credit enhancement fees related to loans sold to the FHLBB. Fee income on depositors’ accounts increased $340,000, or 7.8%, driven by a larger deposit base related to the NEBS acquisition, offset to a large extent by the negative impact of new regulations, including the Durbin Amendment, on debit card fee income. Income from bank-owned life insurance increased $217,000, or 16.4%, due in large part to the acquisition of the NEBS portfolio, partially offset by a decrease in the yield on the portfolio assets. These increases were offset in part by decreases of $245,000 in gains on sales of loans and $68,000 in wealth management income as well as losses totaling $50,000 from sales of $2.6 million in private label mortgage-backed securities in 2013.

Non-interest Expense. Non-interest expense increased $13.0 million, or 38.4%, to $46.9 million for the nine months ended September 30, 2013 from $33.9 million for the prior year period. Excluding branch closing costs of $987,000 incurred in 2013 and acquisition-related costs totaling $281,000 for the 2013 period and $958,000 for the same period in 2012, non-interest expense would have increased by $12.7 million, or 38.5%. Salaries and benefits increased $5.6 million, or 29.5%, mainly due to costs incurred to support our new Connecticut operations, staffing costs associated with a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012 and a new branch established in Northborough, Massachusetts during the fourth quarter of 2012, annual wage increases and a larger incentive accrual due to improved operating performance. Other expenses increased $2.1 million, or 45.3%, reflecting increased expenses from the expansion of our franchise into Connecticut (i.e. telephone, depreciation, postage, core deposit intangible amortization, foreclosed properties, business development, printing, office supplies and branch security). Occupancy costs grew $1.8 million, or 68.2%, principally attributable to expenses incurred to operate our new Connecticut facilities as well as expenses related to the new loan production office and new branch. Data processing expenses increased $1.1 million, or 35.1%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Professional fees increased $632,000, or 49.3%, primarily due to additional legal and consulting costs associated with our Connecticut operations and increased expenses related to loan workout activities and third party loan reviews.

Income Tax Expense. Income tax expense increased $2.1 million to $5.0 million for nine months ended September 30, 2013 from $2.9 million for the comparable 2012 period primarily due to higher pretax income and an increase in the effective tax rate. The effective tax rate increased to 27.2% for the nine months ended September 30, 2013 from 25.4% for the same period last year reflecting a decrease in the proportion of tax-exempt income to total taxable income as a result of the acquisition of NEBS.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at September 30, 2013 and December 31, 2012.

Net Interest Income At-Risk
	Estimated Increase (Decrease)	Estimated Increase (Decrease)
Change in Interest Rates	in NII	in NII
(Basis Points)	(September 30, 2013)	(December 31, 2012)
-100	(5.0)%	(3.3)%
Stable	0.0%	0.0%
+200	0.3%	2.0%

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

	September 30, 2013
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in		EVE			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
+300	$207,047	$(92,801)	(31)%	9.10%	(307)
+200	256,078	(43,770)	(15)	10.91	(125)
+100	287,142	(12,707)	(4)	11.92	(25)
0	299,848	—	—	12.16	—
-100	317,147	17,298	6	12.62	46

	December 31, 2012
				EVE as a Percentage of Present
				Value of Assets (3)

		Estimated Increase (Decrease) in
Change in		EVE			Increase
Interest Rates	Estimated				(Decrease)
(basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
+300	$253,448	$(58,910)	(19)%	11.31%	(169)
+200	290,998	(21,360)	(7)	12.64	(36)
+100	311,510	(848)	—	13.22	22
0	312,358	—	—	13.00	—
-100	317,039	4,681	2	12.99	(1)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at September 30, 2013 and December 31, 2012, in the event of a 300 basis point increase in interest rates, we would experience a 31% and 19%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at September 30, 2013 and December 31, 2012, we would experience a 6% and 2%, respectively, increase in economic value of equity.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the FHLBB, loan and mortgage-backed security repayments and maturities and sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and investment sales are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as the sum of cash and liquid assets divided by the sum of total deposits and short-term interest-bearing liabilities) of 10% or greater. At September 30, 2013, our liquidity ratio was 14.74% compared to 13.29% at December 31, 2012.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-bearing deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $59.0 million. Securities classified as available for sale and held to maturity, which provide additional sources of liquidity, totaled $264.4 million and $98.0 million, respectively, at September 30, 2013. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $365.6 million from the FHLBB and had $150.4 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2013, we had $22.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $338.0 million in unused lines of credit to borrowers, $5.5 million in standby letters of credit and $100.5 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2013 totaled $432.3 million, or 22.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, FHLBB advances, borrowings from the Federal Reserve Bank and repurchase agreements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2013, we originated $414.1 million of loans and purchased $77.6 million of securities. In the comparable 2012 period, we originated $311.9 million of loans and purchased $67.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLBB advances. We experienced a net increase in total deposits of $98.2 million and $45.2 million for the nine months ended September 30, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. FHLBB advances increased by $9.7 million during the nine months ended September 30, 2013 and $11.8 million for the same period in 2012, to fund loan growth.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBB, which provides an additional source of funds. We have also used FHLBB advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans. The Bank’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12.0 million at September 30, 2013 and December 31, 2012, was approximately $203.3 million at September 30, 2013 and $28.3 million at December 31, 2012. At September 30, 2013 and December 31, 2012, the Bank had no borrowings against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets and have received approval from the Federal Reserve Bank to access its discount window. The Bank’s unused borrowing capacity with the Federal Reserve Bank was approximately $73.0 million at September 30, 2013.

United Financial is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders and all interest paid on its subordinated debentures. United Financial also repurchases shares of its common stock. At September 30, 2013, United Financial on an unconsolidated basis had liquid assets of $19.4 million.

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

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$432,321	$225,703	$73,853	$—	$731,877
Federal Home Loan Bank advances	31,000	40,353	51,000	28,000	150,353
Repurchase agreements	40,446	—	—	20,000	60,446
Subordinated debentures	—	—	—	7,732	7,732
Standby letters of credit	5,499	—	—	—	5,499
Operating leases	2,150	4,141	3,102	10,815	20,208
Capitalized leases	423	848	848	4,910	7,029
Future benefits to be paid under retirement plans	3,690	162	1,530	5,398	10,780

Total	$515,529	$271,207	$130,333	$76,855	$993,924

Commitments:
Commitments to extend credit	$466,932	$—	$—	$—	$466,932
Investment in venture capital fund	150	—	—	—	150
Investment in tax credit funds	1,260	413	—	—	1,673

Total	$468,342	$413	$—	$—	$468,755

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory requirements.

			To Be Well Capitalized
		For Capital	Under Regulatory
	Actual	Adequacy Purposes	Framework
As of September 30, 2013:
Total risk-based capital	12.94%	8.00%	10.00%
Tier 1 risk-based capital	12.26%	4.00%	6.00%
Tier 1 (core) capital	10.04%	4.00%	5.00%
Tangible equity	10.04%	1.50%	N/A
As of December 31, 2012:
Total risk-based capital	13.61%	8.00%	10.00%
Tier 1 risk-based capital	12.98%	4.00%	6.00%
Tier 1 (core) capital	10.69%	4.00%	5.00%
Tangible equity	10.69%	1.50%	N/A

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

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results, should be carefully considered. At September 30, 2013, the risk factors for the Company have not changed materially from those reported in our Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2013.

(b) Not applicable.

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2013.

				(c)	(d)
				Total Number of	Maximum Number
				Shares	(or Approximate
	(a)		(b)	(or Units)	Dollar Value) of
	Total Number		Average Price	Purchased as Part	Shares (or Units) that
	of Shares		Paid Per	of Publicly	May Yet Be
	(or Units)		Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs (1, 2)
July 1—31, 2013	—		$—	—	253,037
August 1—31, 2013	568	(3)	16.02	—	1,223,037
September 1—30, 2013	700		15.55	700	1,222,337

Total	1,268		$15.76	700

(1)	On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of September 30, 2013, the Company has repurchased 516,663 shares at a cost of approximately $7.7 million and an average price of $14.88 per share, under this plan.
(2)	On August 15, 2013, the Board of Directors approved a plan to repurchase up to 5%, or approximately 970,000 shares, of the Company’s common stock. This repurchase program will commence immediately upon completion of the previous plan approved on October 18, 2012, under which the Company intends to repurchase shares from time to time, depending on market conditions until it is completed.
(3)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits.

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(2)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: November 8, 2013	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer