Form 10-K
period 2013-12-31
United Financial Bancorp, Inc.
filed 2014-03-13
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on June 30, 2013, as reported by the NASDAQ Global Select Market, was approximately $287.6 million.

As of March 5, 2014, 19,790,762 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS

Terminology

As used in this Annual Report, unless we specify otherwise, terms such as “we,” “us,” and “our” refer to United Financial Bancorp, Inc., a Maryland corporation, or United Bank, a federal savings bank and the wholly owned subsidiary of United Financial Bancorp, Inc., as indicated by the context.

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, the ability to obtain regulatory approvals and meet other closing conditions to the merger with Rockville Financial, Inc. on the expected terms and schedule, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. Additional factors are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and we do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

On November 30, 2009, the Company acquired CNB Financial Corp. (“CNB Financial”), the holding company for Commonwealth National Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of CNB Financial consisted of 943,376 shares of Company common stock and $12.6 million in cash. Based upon the Company’s $12.84 per share closing price on November 30, 2009, the transaction was valued at approximately $24.8 million. As a result of this transaction, the Company added six branches, $289.3 million in assets, $242.9 million in loans and $195.2 million in deposits to its franchise.

On November 16, 2012, the Company acquired New England Bancshares, Inc. (“NEBS”), the holding company for New England Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes. The consideration paid in the transaction to stockholders of NEBS consisted of 5,559,495 shares of Company common stock and $2.3 million in cash. Based upon the Company’s $14.24 per share closing price on November 16, 2012, the transaction was valued at approximately $81.5 million. As a result of this transaction, the Company expanded its operations into Connecticut and added 15 branches, $745.8 million in assets, $554.0 million in loans and $597.0 million in deposits to its franchise.

On November 15, 2013, the Company and Rockville Financial, Inc. (“Rockville Financial”), the parent company of Rockville Bank, announced the signing of a definitive agreement under which Rockville Financial will acquire the Company in an all-stock transaction valued at $369 million, based on the closing price of Rockville Financial common stock of $13.62 on November 14, 2013. Under the terms of the definitive merger agreement, the Company’s shareholders will receive 1.3472 shares of Rockville Financial common stock for each share of the Company’s common stock. Upon closing, Rockville Financial shareholders will own approximately 49% of stock in the combined company and United Financial Bancorp, Inc. shareholders will own approximately 51%. The transaction, which has been approved by the boards of directors of both the Company and Rockville Financial, is expected to close by mid-year 2014. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

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

United Bank

United Bank is a federally chartered savings bank headquartered in West Springfield, Massachusetts. United Bank was originally founded in 1882 as a Massachusetts-chartered cooperative bank. Over the years, United Bank has grown through internal growth as well as through a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994 and acquisitions of Commonwealth National Bank and New England Bank described above. In February 2004, United Bank converted to a federal savings bank and, in April 2004, reorganized into the two-tier mutual holding company structure. In July 2005, United Bank completed a minority public stock offering through its holding company, raising net proceeds of $74.8 million. In November 2007, the Bank completed a second-step stock offering raising net proceeds of $83.0 million.

United Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts and our 16 branch offices located in our Springfield Region (Agawam, Chicopee, East Longmeadow, Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Northampton, Springfield and Westfield, Massachusetts as well as our 2 Express Drive-Up branches located in West Springfield and Northampton, Massachusetts) and seven branches in our Worcester Region (West Boylston, Whitinsville, Worcester, Shrewsbury, and Northborough Massachusetts). Following our acquisition of New England Bank, we now operate 12 branch offices in Hartford, Tolland, New Haven and Litchfield counties in Connecticut. We invest deposits, together with funds generated from operations, in one- to four-family residential mortgage loans, home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of the 20- and 30-year fixed-rate one- to four-family residential loans we have originated in the secondary market, for strategic reasons, including interest rate risk management objectives. Occasionally, we will also enter into loan participations with other financial institutions. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. United Bank emphasizes exceptional personal service for its customers. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

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

Market Area

We are headquartered in West Springfield, Massachusetts. Our primary market area for generating deposits is concentrated in the communities surrounding our main and branch offices. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. These facilities are located in West Springfield and Northampton, Massachusetts. Our primary lending area is significantly broader than our deposit market area and includes all of Hampden and Hampshire Counties in Western Massachusetts, Worcester County, Massachusetts, as well as areas of Northern and Central Connecticut including Hartford, Tolland, New Haven and Litchfield counties. At December 31, 2013, 69.6% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

Springfield Region.    The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. West Springfield is located approximately 90 miles west of Boston, 70 miles southeast of Albany and 30 miles north of Hartford. According to a recent census report, West Springfield’s estimated 2012 population was approximately 28,574 and the estimated 2012 population for Hampden and Hampshire Counties was 465,923 and 159,795, respectively. From April 1, 2010 to July 1, 2012, the population of Hampden County increased 0.5% and the population of Hampshire County increased by 1.1%. The population of the Commonwealth of Massachusetts increased by 1.5% during the same period.

The economy of the Springfield Region has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, Mass Mutual Financial Group, Big Y Supermarkets, Hasbro Games, Peter Pan Bus Lines, Westover Air Force Base, Smith & Wesson, Yankee Candle and Verizon. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals and a variety of wholesale and retail trade businesses. The Springfield Region also enjoys a strong tourism business with attractions such as Six Flags amusement park, the Eastern States Exposition, called “New England’s Great State Fair,” the Basketball Hall of Fame and several other notable cultural and recreational areas. According to recent census data, per capita and median household income for Hampden County was $25,646 and $49,729, respectively, in 2012, lower than the Commonwealth of Massachusetts ($35,485 and $66,658) and the United States ($28,051 and $53,046). 2012 per capita and median household income for Hampshire County was $29,246 and $66,658 respectively.

The Springfield Region job market has recently shown improvement. The unemployment rate in Hampden County decreased from a 2013 high of 9.6% in June to 8.5% in November 2013, which is higher than the unemployment rates for Massachusetts as a whole (6.6%) and to the United States as a whole (7.0%) during the same time period.

Worcester Region.    Located one hour from our corporate headquarters in West Springfield, the city of Worcester is located 30 minutes from Boston’s MetroWest area and adjacent to the I-495 Corridor. Worcester is the second largest city in New England with an estimated population of 182,669 in 2012. Worcester County’s 2012 population was 806,163, a 1.0% increase from 2010. United Bank’s Worcester Region Headquarters is located at 33 Waldo Street in Worcester, Massachusetts.

Worcester has a diversified economy. The City of Worcester is home to eight colleges and the University of Massachusetts Medical School, its largest employer. Biotechnology is a major enterprise within the city. Its biotech park is host to several innovative companies including Abbott Laboratories, a leading pharmaceutical research and manufacturing firm. Hanover Insurance maintains its national headquarters in Worcester and a subsidiary of Unum, the Paul Revere Life Insurance Company and Harleysville Worcester Insurance Company, the oldest life insurance company based in Massachusetts, are also headquartered in Worcester. In addition, Worcester is also home to several libraries and museums. Residents also enjoy access to several performing arts centers and a variety of annual music festivals and events.

According to recent census data, per capita and median household income for Worcester County for 2011 was $31,609 and $66,658. The unemployment rate in Worcester County decreased from 7.4% in December 2012 to 7.3% in November 2013.

Connecticut Region.    The Connecticut region includes all of Hartford County in addition to eight towns in Tolland and New Haven Counties that are contiguous to towns in Hartford County as well as Wallingford in New Haven County and Plymouth in Litchfield County. Hartford County is directly contiguous with Hampden County. Located thirty minutes from our West Springfield corporate headquarters, the city of Hartford is the capital city of Connecticut. Hartford County had a population of 897,259 as of 2012. The Connecticut Region Headquarters is located at 855 Enfield Street in Enfield, Connecticut.

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

In addition, Hartford County is also home to several noteworthy libraries and museums including the Wadsworth Athenaeum Museum of Art, the Mark Twain House and Museum Center and the Air Museum. Residents also enjoy access to several performing arts centers and variety of annual music festivals and events. According to 2012 estimates, per capita income for Hartford County was $34,356 and median household income was $64,752. The unemployment rate in Hartford County decreased from 9.0% in January 2013 to 7.1% in November 2013.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, large money center and regional banks including Bank of America Corp., TD Bank, N.A., People’s United Financial, Inc. and Webster Bank Financial Corporation, community banks and credit unions. Some of these institutions are significantly larger and, therefore, have significantly greater resources than we do and may offer products and services that we do not provide, such as trust services and private banking. As of June 30, 2013, the latest date for which data is available, our market share of deposits was 11.98%, or fourth of 20 banks, in Hampden County, 1.77%, or eleventh of 16 banks, in Hampshire County, 1.53%, or twenty-first of 38 banks, in Worcester County and 1.44%, or tenth of 27 banks, in Hartford County, Connecticut.

Our competition for loans and deposits comes principally from commercial banks, savings and co-operative institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, home equity, commercial real estate, construction and commercial and industrial loans. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of the 20- and 30-year fixed-rate one- to four-family residential loans we have originated in the secondary market, for strategic reasons, including interest rate risk management objectives. At December 31, 2012, we had $632,000 loans held for sale. There were no loans held for sale at December 31, 2013.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One- to four-family	$466,604	24.80%	$441,874	24.33%	$314,839	28.06%	$295,721	27.53%	$343,300	30.59%
Commercial	862,596	45.84%	814,692	44.86%	450,180	40.13%	427,994	39.85%	409,680	36.51%
Construction (1)	62,811	3.34%	52,778	2.90%	30,271	2.70%	27,553	2.57%	48,808	4.35%
Home equity	179,502	9.54%	179,039	9.86%	135,518	12.08%	138,290	12.87%	137,371	12.24%
Commercial and industrial	293,094	15.57%	306,192	16.86%	176,086	15.69%	165,335	15.39%	159,437	14.21%
Automobile	4,754	0.25%	6,492	0.36%	7,843	0.70%	11,051	1.03%	14,729	1.31%
Other consumer	12,478	0.66%	15,009	0.83%	7,142	0.64%	8,167	0.76%	8,916	0.79%

Total loans	$1,881,839	100.00%	$1,816,076	100.00%	$1,121,879	100.00%	$1,074,111	100.00%	$1,122,241	100.00%

Other items:
Net deferred loan costs and fees	2,640		3,414		2,194		2,073		2,355
Allowance for loan losses	(13,413)		(12,089)		(11,132)		(9,987)		(9,180)

Total loans, net	$1,871,066		$1,807,401		$1,112,941		$1,066,197		$1,115,416

(1)	Includes $61,713, $49,725, $28,648, $24,833 and $45,615 of commercial construction loans at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential		Commercial Real Estate		Construction		Home Equity		Commercial and Industrial		Automobile		Other Consumer		Total (1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending after December 31, 2013:
One year or less	$10,438	5.46%	$34,019	5.61%	$20,947	4.79%	$1,896	3.77%	$59,066	3.09%	$296	4.73%	$344	4.22%	$127,006	4.26%
More than one to five years	9,506	5.15%	196,604	4.47%	7,574	4.96%	16,603	3.88%	69,876	4.56%	4,458	3.40%	1,309	4.77%	305,930	4.48%
More than five years	441,894	3.98%	638,224	4.85%	34,699	4.33%	160,782	3.67%	165,283	4.22%	-	0.00%	10,478	8.25%	1,451,360	4.39%

Total	$461,838	4.04%	$868,847	4.79%	$63,220	4.56%	$179,281	3.69%	$294,225	4.07%	$4,754	3.48%	$12,131	7.76%	$1,884,296	4.40%

(1)	Excludes the fair value adjustment balance of $2.5 million recorded in connection with the acquisition of NEBS and CNB Financial.

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Residential real estate	$415,175	$36,225	$451,400
Commercial real estate	291,219	543,609	834,828
Construction	25,186	17,087	42,273
Home equity	38,633	138,752	177,385
Commercial and industrial	83,981	151,178	235,159
Automobile	4,458	-	4,458
Other consumer	11,709	78	11,787

Total loans	$870,361	$886,929	$1,757,290

One- to Four-Family Residential Mortgage Loans.    One of our primary lending activities consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area. At December 31, 2013, $466.6 million, or 24.8% of our loan portfolio, consisted of one- to four-family residential mortgage loans. In general, we retain in our portfolio all loans that we originate; however, over the past few years we have sold the majority of the 20- and 30-year fixed-rate one- to four-family residential loans we have originated in the secondary market, for strategic reasons, including interest rate risk management objectives. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys, and are underwritten pursuant to United Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance or government guarantees required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 95%. Further, we generally limit the loan-to-value ratio to 70% on a cash-out refinance transaction based on updated appraisal information.

Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed-rate period. For the year ended December 31, 2013, we originated $123.1 million of fixed rate one- to four-family residential loans and $3.2 million of adjustable-rate one- to four-family residential loans. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate also is limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2013, $36.0 million, or 7.7%, of our one- to four-family residential mortgage loans had adjustable rates of interest.

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

Commercial Real Estate Loans.    We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities mainly located in our primary market area. At December 31, 2013, commercial real estate mortgage loans totaled $862.6 million, or 45.8% of our total loans, compared to $814.7 million, or 44.9% of our total loans at December 31, 2012. Our real estate underwriting policies provide that such loans may be made in amounts up to 85% of the appraised value of the property, though such loans are generally limited to 80% of the appraised value. In addition, these loans must comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 15% of our unimpaired capital and surplus which, at December 31, 2013, was approximately $39.0 million. Our commercial real estate loans may be made with amortization terms of up to 30 years that mature in 10 years. While the majority of our loans continue to be in the 20- to 25-year amortization range, we occasionally grant loans with 30-year amortization schedules on an exception basis. Commercial real estate loans are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or to rates published by the Federal Home Loan Bank of Boston. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants. We generally require that the properties securing these real estate loans have stabilized debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals unless certain loan-to-value ratios and debt service coverage thresholds are met.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require commercial borrowers with loans in excess of $250,000 to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide us with an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate relationship in our portfolio at December 31, 2013 was a combination of loans totaling $28.2 million secured by three properties, all of which are medical buildings located in the Springfield area. The second largest commercial real estate relationship at that date was a loan of $21.9 million secured by an office building in Hartford fully leased to a local hospital and an office building development in Simsbury, Connecticut. All of these loans were performing in accordance with their terms at December 31, 2013. There were sixteen commercial real estate loans originated in excess of $5 million during 2013 with fifty percent being owner occupied and fifty percent for investment ($72.3 aggregate outstanding balance at December 31, 2013).

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

Construction Loans.    We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to individuals for the construction of their personal residences. At December 31, 2013, residential construction loans totaled $1.1 million, or 0.1% of total loans, compared to $3.1 million, or 0.2% at December 31, 2012. At December 31, 2013, the unadvanced portion of these construction loans totaled $653,000.

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

We also make commercial construction and land development loans for residential and commercial development projects. The projects include single family, multi-family, apartment, industrial, retail and office buildings, and condominium developments. These loans generally have an interest-only phase during construction and then convert to permanent financing. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method. Due to current economic conditions, management has become more cautious in evaluating and approving funding for construction loans. At December 31, 2013, commercial construction and land development loans totaled $61.7 million, or 3.3% of total loans, compared to $49.7 million, or 2.7% of total loans, at December 31, 2012. At December 31, 2013, the largest outstanding commercial construction loan balance was for $3.7 million, and was secured by a commercial office building in Hartford, Connecticut that is fully leased. The largest land development loan was for $4.4 million and was secured by commercial land under development in Stamford, Connecticut. These loans were performing according to their terms at December 31, 2013. At December 31, 2013, the unadvanced portion of all commercial construction and land development loans totaled $101.5 million.

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

Home Equity Loans and Home Equity Lines of Credit.    We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At December 31, 2013, home equity loans and equity lines of credit totaled $179.5 million, or 9.5% of total loans. Additionally, at December 31, 2013, the unadvanced amounts of home equity lines of credit totaled $154.9 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal, interest-only draw periods under the lines are limited to 10 years. We originated $55.3 million under home equity lines of credit and other home equity loans during the year ended December 31, 2013, as compared to total originations of $52.3 million during the year ended December 31, 2012.

Commercial and Industrial Loans.    Commercial and industrial loans have been a substantial part of our lending operations for a number of years. At December 31, 2013, we had $293.1 million of commercial and industrial loans, which amounted to 15.6% of total loans compared to $306.2 million, or 16.9% of total loans at

December 31, 2012. We originate commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial loan products include term loans and revolving lines of credit. The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 15% of our unimpaired capital and surplus and which, at December 31, 2013, was approximately $39.0 million. Such loans are generally used for working capital and purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of twenty years. The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

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

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2013, our largest commercial and industrial loan outstanding was $6.6 million, which is secured by a certificate of deposit that we maintain. Our largest committed commercial and industrial relationship was $18.1 million to a manufacturer located in our primary market area. Including an additional $4.5 million participated out to another bank, the total relationship of $22.6 million is comprised of $4.0 million of commercial and industrial loan availability, a $4.6 million loan secured by business assets, an $8.3 million industrial development bond for the construction of a new facility ($4.5 million of which is participated out) and a $2.5 million commercial real estate loan on the borrower’s secondary facility. The total amount outstanding at December 31, 2013 was $16.0 million ($11.5 million net of participation), with no amounts outstanding on the line of credit. All loans to this customer were performing in accordance with loan terms at December 31, 2013.

Automobile and Other Consumer Loans.    We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy. At December 31, 2013, we had $4.8 million in automobile loans, which amounted to 0.3% of total loans.

We offer a variety of other consumer loans, principally to existing United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans. Other consumer loans totaled $12.5 million, or 0.7% of our total loan portfolio at December 31, 2013. At December 31, 2013, $573,000 of such consumer loans were unsecured.

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

Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives, we periodically sell fixed-rate residential mortgage loans which conform to the underwriting standards specified by Federal National Mortgage Association (“Fannie Mae”), Massachusetts Housing Financing Authority (“MHFA”) and Federal Home Loan Bank (“FHLB”). All one-to four-family loans sold are on a non-recourse basis. Historically, in such instances, our loans have been typically sold to Fannie Mae and MHFA with servicing retained. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, we may not be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.

The Company was servicing loans sold in the amount of $87.4 million and $98.2 million as of December 31, 2013 and 2012, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The balance of mortgage servicing rights to these loans was insignificant as of December 31, 2013 and 2012.

From time to time, we will also purchase loans. Other than the loans acquired during the acquisition of New England Bank in 2012, there were no loans purchased during 2013 or 2012.

From time to time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loans according to our own underwriting criteria and procedures. At December 31, 2013, we had $90.7 million in loan participation interests in which we were the lead bank after $81.0 million of participations sold, and $58.9 million in loan participations in which we were not the lead bank.

The following table shows our loan originations, purchases, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total loans at beginning of period	$1,816,076	$1,121,879	$1,074,111

Loan originations:
Residential mortgages	126,369	110,748	93,959
Commercial mortgages	120,901	115,681	68,504
Construction (1)	120,972	29,115	22,147
Home equity	55,296	52,343	35,222
Commercial and industrial	138,859	134,265	57,235
Automobile	1,791	2,588	2,626
Other consumer	688	692	481

Total loans originated	564,876	445,432	280,174
Loans acquired from NEBS at fair value	-	553,983	-
Deductions:
Principal loan repayments	450,654	294,260	226,610
Loan sales	8,130	17,548	11,214
Decrease (increase) due to other items (2)	40,329	(6,590)	(5,418)

Total deductions	499,113	305,218	232,406

Net loan activity	65,763	694,197	47,768

Total loans at end of period	$1,881,839	$1,816,076	$1,121,879

(1)	Includes $118,338, $27,235 and $21,022 of commercial construction loans for the years ended December 31, 2013, 2012 and 2011, respectively. Construction loans for the 2013 period include $81,122 in unadvanced funds.

(2)	Includes additional disbursements on home equity and lines of credit, participation loans serviced for others, minor changes and other activity on loans previously originated.

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

Non-performing and Problem Assets

Asset Quality Process. Our internal review process involves an ongoing evaluation of credit risk and risk ratings. The Account Officers, with the assistance of the Credit Analysts, are primarily responsible for the initial risk rating assignment. Secondary responsibility rests with the Chief Lending Officer, the SVP of Credit Administration and the Chief Credit Officer, all of whom are responsible for the accuracy of the risk rating system. Loans are graded from “pass” to “loss,” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to our portfolio. We engage independent loan review consultants who provided four on-site reviews of our commercial portfolio during 2013. Three of the reviews focused on the regional lending centers of Worcester, West Springfield and Connecticut with the fourth review focused on Watch List credits and changes to the Watch List of $500,000 or greater. All loan relationships and all criticized relationships in excess of $1.0 million were reviewed by the third party consultants.

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

Loans are generally placed on non-accrual status when they are 90 days or more delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.

Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no loans 90 days or more past due and still accruing interest as of the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages	$3,212		$2,970		$1,417		$1,036		$1,190
Commercial mortgages	5,899		5,092		2,124		3,256		10,717
Construction	279		349		330		410		3,280
Home equity	1,157		137		56		60		492
Commercial and industrial	2,431		5,538		2,641		2,885		571
Automobile	-		-		-		-		4
Other consumer	64		120		163		55		33

Total	13,042		14,206		6,731		7,702		16,287
Non-accrual troubled debt restructures:
Commercial mortgages	2,741	(1)	504	(1)	860	(1)	860	(1)	-
Construction	-		-		-		872	(2)	-
Commercial and industrial	232	(3)	-		863	(3)

Total	2,973		504		1,723		1,732		-

Total non-accrual loans	16,015		14,710		8,454		9,434		16,287

Other non-performing assets:
Other real estate owned	2,451		2,578		2,054		1,536		1,545
Other non-performing assets	69		52		69		-		-

Total	2,520		2,630		2,123		1,536		1,545

Total non-performing assets	$18,535		$17,340		$10,577		$10,970		$17,832

Accruing troubled debt restructures:
Commercial mortgages	$1,528	(4, 5)	$2,066	(4, 5)	$257	(5)	$3,473	(6)	$-
Construction	-		591	(2, 4)	872	(2)	-		-
Commercial and industrial	2,851	(3, 4)	1,103	(3, 4)	-		-		-

Total	$4,379		$3,760		$1,129		$3,473		$—

Ratios:
Total non-accrual loans to total loans	0.85%		0.81%		0.75%		0.88%		1.45%
Total non-performing assets to total assets	0.75%		0.72%		0.65%		0.69%		1.16%
Allowance for loan losses to non-performing loans	83.75	% (7)	82.18	% (7)	131.68%		105.86	% (7)	56.36%

(1)	Includes two troubled debt restructure commercial mortgage loans which were restructured in the fourth quarter of 2013. Represented in the previous periods is an $860,000 troubled debt restructure commercial mortgage loan which was restructured in the second quarter of 2010 and subsequently, in the fourth quarter of 2012, $356,000 was charged off. The remainder of this loan was paid off with an additional recovery of $60,000 during the fourth quarter of 2013. There were no additional commitments to this borrower.

(2)	Includes an $872,000 (in 2010) and $947,000 (in 2012) troubled debt restructure construction loan which was restructured in the fourth quarter of 2010, returned to accrual status within the fourth quarter of 2011 as the customer has been current on the new payments for six months and recieved a principle increase in the first quarter of 2012. There were no additional commitments to this borrower.

(3)	Includes (in 2013) a $232,000 troubled debt restructure commercial and industrial loan which was restructured in the fourth quarter of 2013 and an $890,000 and $459,000 troubled debt restructure commercial and industrial loans which were restructured in the first quarter of 2013 and returned to accrual status in the second quarter of 2013 and a $400,000 troubled debt restructure commercial and industrial loan which was restructured in the second quarter of 2013 and is accruing as the customer has remained current on the new payments. The 2011 period includes an $863,000 troubled debt restructure commercial and industrial loan which was restructured in the second quarter of 2011 and returned to accrual status in the first quarter of 2012. There were no additional commitments to these borrowers.

(4)	Includes (in 2013) four troubled debt restructured loans totaling $1.1 million by one borrower with three commercial mortgage loans and one commercial and industrial loan. In the 2012 period these loans, including another borrower with two construction loans totaling $1.7 million, were restructured in the first quarter of 2012 and are accruing as the customers have remained current on the new payments.

(5)	Includes a commercial mortgage loan totaling $264,000 (in 2013) and $248,000 (in 2012) which was restructured in the first quarter of 2011 and was returned to accrual status at September 30, 2011 as the customer has been current on the new payments for six months and received a principle increase in the third quarter of 2013.

(6)	Represents a commercial mortgage loan which was restructured in the first quarter of 2010 and was returned to accrual status at September 30, 2010 as the customer has been current on the new payments for six months.

(7)	Exclusive of the $7.4 million and $7.0 million in non-performing loans acquired in the acquisition of NEBS at December 31, 2013 and 2012, respectively, and $163,000 and $3.3 million in non-performing loans acquired in the acquisition of CNB Financial at December 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 155.33%, 157.72%, 107.72% and 70.44%, respectively. This is a non-GAAP financial measure. It is not a substitute for a GAAP measure and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

As noted in the above table, non-accrual loans amounted to approximately $16.0 million and $14.7 million at December 31, 2013 and 2012, respectively. The $1.3 million increase in total non-accrual loans from December 31, 2012 to December 31, 2013 was primarily due to increases of $1.0 million in home equity loans, $807,000 in commercial real estate loans and $242,000 in residential mortgages, partially offset by a decrease of $3.1 million in commercial and industrial loans. The non-accrual loan total for December 31, 2013 included three troubled debt restructures: a $2.2 million commercial real estate loan, a $231,000 commercial and industrial loan and a $557,000 commercial real estate loan. All three loans were acquired from New England Bancshares. The non-accrual loan total for December 31, 2012 includes a troubled debt restructure commercial real estate loan for $860,000 which was impaired at March 31, 2010, restructured during the second quarter of 2010 and subsequently, in the fourth quarter of 2012, $356,000 was charged off. The non-accrual loan total for December 31, 2011 includes two troubled debt restructure loans: an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure commercial and industrial loan for $863,000 which was restructured in the second quarter of 2011. The $980,000 decrease in total non-accrual loans from December 31, 2010 to December 31, 2011 was mainly due to decreases of $1.1 million in commercial mortgages and $952,000 in construction loans, offset by increases of $619,000 in commercial and industrial loans and $381,000 in residential mortgages. The non-accrual loan total for December 31, 2010 includes two troubled debt restructure loans: an $860,000 commercial real estate loan which was impaired at March 31, 2010 and was restructured during the second quarter of 2010 and a troubled debt restructure construction loan for $872,000 which was restructured in the fourth quarter of 2010. The non-accrual loan total for December 31, 2009 includes a $3.5 million commercial real estate loan which was impaired at December 31, 2009 and was restructured during the first quarter of 2010. This loan was classified as a troubled debt restructure and was placed on non-accrual status as of March 31, 2010. As of September 30, 2010, this loan was returned to accruing status as the customer has been current on the revised payment structure for more than six months.

Each of the Company’s non-performing assets has an active workout plan in place. Additional interest income of approximately $858,000, $1.3 million, $539,000, $363,000 and $281,000, respectively, would have been recorded during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, if the loans had performed in accordance with their original terms. The Company recognized interest income on a cash basis on these loans of $392,000, $44,000, $288,000, $120,000 and $0, respectively, in the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

At December 31, 2013 and 2012, the recorded investment in impaired loans was $14.1 million and $17.4 million, respectively. A loan reserve of $127,000 and $32,000 was established on $1.2 million and $32,000 of the impaired loans at December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, in accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) for “Receivables” (Topic 310), the Company recorded a non-accretable credit discount of $2.9 million related to impaired loans of $9.9 million acquired from NEBS. In 2009, the Company recorded a non-accretable credit discount of $2.3 million related to impaired loans of $5.2 million acquired from CNB Financial. The average balance of impaired loans was $13.5 million, $9.6 million, and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income recognized on impaired loans during 2013, 2012 and 2011 was not significant.

Delinquent Loans.    The following table sets forth our loan delinquencies 60 days and greater by type and amount at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over			Total
	Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2013
Residential mortgages	21	$2,525	19	$3,180		40	$5,705
Commercial mortgage	8	2,841	18	4,909		26	7,750
Construction	1	116	1	279		2	395
Home equity	2	239	8	1,157		10	1,396
Commercial and industrial	11	753	22	2,431		33	3,184
Other consumer	2	129	2	64		4	193

Total	45	$6,603	70	$12,020		115	$18,623

At December 31, 2012
Residential mortgages	15	$2,450	22	$2,615		37	$5,065
Commercial mortgage	7	1,136	24	5,351		31	6,487
Home equity	3	161	5	137		8	298
Commercial and industrial	9	1,155	13	4,442		22	5,597
Other consumer	2	35	4	120		6	155

Total	36	$4,937	68	$12,665		104	$17,602

At December 31, 2011
Residential mortgages	15	$1,984	7	$1,417		22	$3,401
Commercial mortgage	5	1,028	9	2,131	(1)	14	3,159
Construction	-	-	2	330		2	330
Home equity	-	-	1	56		1	56
Commercial and industrial	7	205	10	2,728		17	2,933
Other consumer	1	1	3	163		4	164

Total	28	$3,218	32	$6,825		60	$10,043

At December 31, 2010
Residential mortgages	10	$1,001	5	$1,036		15	$2,037
Commercial mortgage	6	1,088	13	3,256	(1)	19	4,344
Construction	-	-	3	410	(2)	3	410
Home equity	3	223	1	60		4	283
Commercial and industrial	3	122	13	2,885		16	3,007
Automobile	1	5	-	-		1	5
Other consumer	1	3	2	55		3	58

Total	24	$2,442	37	$7,702		61	$10,144

At December 31, 2009
Residential mortgages	13	$1,355	5	$1,190		18	$2,545
Commercial mortgages	8	2,298	13	10,717		21	13,015
Construction	3	424	5	3,280		8	3,704
Home equity	3	157	4	492		7	649
Commercial and industrial	3	54	15	571		18	625
Automobile	-	-	3	4		3	4
Other consumer	3	11	1	33		4	44

Total	33	$4,299	46	$16,287		79	$20,586

(1)	Excludes an $860,000 commercial mortgage loan which was restructured in the second quarter of 2010 and was placed on non-accrual status. Although this troubled debt restructure loan is reported as a non-performing asset, the borrower is delinquent for less than 60 days.

(2)	Excludes an $872,000 construction loan which was restructured in the fourth quarter of 2010 and was placed on non-accrual status. Although this loan is reported as a non-performing asset, the borrower is current with respect to the restructured payment terms.

Other Real Estate Owned.    Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition are expensed. At December 31, 2013, we had $2.5 million of real estate owned.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated for loans and foreclosed assets. The total amount of loans in the table below at December 31, 2013 includes twenty-five relationships which exceed $1 million and represent 45.5% of the classified loans. During 2013, several large relationships aggregating $5.6 million were paid in full. Of the $2.5 million in other real estate owned, two properties having a book value of $686,000 are under purchase and sales agreements and are slated to close in the first quarter of 2014.

	At December 31,
	2013	2012
	(In thousands)
Classified Loans:
Special mention	$31,788	$45,512
Substandard	53,268	46,693
Doubtful	65	653
Loss	-	-

Total classified loans	85,121	92,858
Foreclosed Assets:
Other real estate owned	2,451	2,578
Other non-performing assets	69	52

Total classified assets	$87,641	$95,488

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, delinquent and classified loans and charge-offs, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2013 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.    The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2013		2012		2011		2010		2009
	(Dollars in thousands)
Balance at beginning of period	$12,089		$11,132		$9,987		$9,180		$8,250
Charge-offs:
Residential mortgages	389		246		139		1		69
Commercial mortgages	1,471		922		589		529		1,399
Construction	-		127		78		206		135
Home equity	89		225		24		115		-
Commercial and industrial	962		765		1,556		766		545
Automobile	-		9		-		4		5
Other consumer	67		70		6		16		10

Total charge-offs	2,978		2,364		2,392		1,637		2,163
Recoveries:
Residential mortgages	60		-		-		-		1
Commercial mortgages	90		45		52		96		5
Construction	-		1		3		-		2
Home equity	6		-		-		-		-
Commercial and industrial	25		127		235		63		85
Automobile	-		7		2		-		2
Other consumer	29		2		3		-		-

Total recoveries	210		182		295		159		95
Net charge-offs	(2,768)		(2,182)		(2,097)		(1,478)		(2,068)
Provision for loan losses	4,092		3,139		3,242		2,285		2,998

Balance at end of period	$13,413		$12,089		$11,132		$9,987		$9,180

Ratios:
Net charge-offs to average loans outstanding	0.15%		0.18%		0.19%		0.13%		0.23%
Allowance for loan losses to non-performing loans at end of period	83.75	% (1)	82.18	% (1)	131.68%		105.86	% (1)	56.36	% (1)
Allowance for loan losses to total loans at end of period	0.71	% (2)	0.67	% (2)	0.99	% (2)	0.93	% (2)	0.82	% (2)

(1)	Exclusive of the $7.4 million, $7.0 million, $163,000 and $3.3 million in non-performing acquired loans at December 31, 2013, 2012, 2010 and 2009, respectively, allowance for loan losses as a percent of non-performing loans would have been 155.33%, 157.72%, 107.72% and 70.44%, respectively. This is a non-GAAP financial measure. It is not a substitute for a GAAP measure and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

(2)	Exclusive of the $523.9 million, $659.6 million, $148.9 million, $209.8 million and $242.9 million in acquired loans and $4.6 million, $5.0 million, $19.1 million, $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 0.99%, 1.05%, 1.17%, 1.18% and 1.07% for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. This is a non-GAAP financial measure. It is not a substitute for a GAAP measure and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

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

	At December 31,
	2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$805	6.00%	24.80%	$602	4.98%	24.33%	$666	5.98%	28.06%
Commercial mortgages	6,841	51.00%	45.84%	6,203	51.31%	44.86%	5,572	50.05%	40.13%
Construction	1,095	8.16%	3.34%	710	5.87%	2.90%	860	7.73%	2.70%
Home equity	374	2.79%	9.54%	383	3.17%	9.86%	474	4.26%	12.08%
Commercial and industrial	3,709	27.65%	15.57%	3,468	28.69%	16.86%	3,446	30.96%	15.69%
Automobile	30	0.22%	0.25%	49	0.41%	0.36%	60	0.54%	0.70%
Other consumer	33	0.25%	0.66%	34	0.28%	0.83%	54	0.48%	0.64%
Unallocated	526	3.92%	-	640	5.29%	-	-	-	-

Total allowance	$13,413	100.00%	100.00%	$12,089	100.00%	100.00%	$11,132	100.00%	100.00%

	At December 31,
	2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$740	7.41%	27.53%	$802	8.74%	30.59%
Commercial mortgages	5,000	50.07%	39.85%	4,300	46.84%	36.51%
Construction	668	6.69%	2.57%	1,194	13.01%	4.35%
Home equity	623	6.24%	12.87%	621	6.76%	12.24%
Commercial and industrial	2,801	28.05%	15.39%	2,051	22.34%	14.21%
Automobile	90	0.90%	1.03%	110	1.20%	1.31%
Other consumer	65	0.64%	0.76%	102	1.11%	0.79%

Total allowance	$9,987	100.00%	100.00%	$9,180	100.00%	100.00%

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

At December 31, 2013, our mortgage-backed securities totaled $315.2 million, or 12.7% of total assets. Our mortgage-backed securities at December 31, 2013 were classified as both available-for-sale and held-to-maturity. At December 31, 2013, 18.5% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 81.5% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.54% at December 31, 2013. The estimated fair value of our mortgage-backed securities at December 31, 2013 was $315.6 million, which was $814,000 more than the amortized cost of $314.7 million. Private label CMOs are included in our mortgage-backed securities portfolio as a result of the acquisitions of NEBS and CNB Financial. At December 31, 2013, private label CMOs had an estimated fair value of $51,000 and an amortized cost of $50,000, representing 0.02% of total mortgage-backed securities and had a weighted average yield of 6.39%. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Government-Sponsored Enterprises.    At December 31, 2013, our Government-Sponsored Enterprises securities portfolio totaled $1.9 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Bonds.    At December 31, 2013, our corporate bond portfolio totaled $1.6 million, all of which was classified as available-for-sale, consisting of trust preferred securities issued by financial services companies. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit worthiness of the issuer. In order to mitigate this risk, our investment policy requires that at the time of purchase corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service.

Municipal Obligations and Industrial Revenue Bonds.    Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Development Finance Agency, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated as investment grade at the time of purchase. At December 31, 2013, our municipal obligations portfolio consisted of both available-for-sale and held-to-maturity securities.

Investment Securities Portfolio.    The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$2,099	$1,851	$3,234	$3,233	$187	$192
Government-sponsored and government-guaranteed mortgage- backed securities	236,004	236,454	248,370	257,762	198,446	209,493
Private label mortgage-backed securities	-	-	2,568	2,566	2,127	2,178
Corporate bonds	1,125	1,606	1,290	1,934	1,453	1,566
Municipal bonds	25,902	24,718	28,713	28,827	7,759	8,384

Total available-for-sale	$265,130	$264,629	$284,175	$294,322	$209,972	$221,813

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage-backed securities	$78,686	$79,049	$57,986	$60,200	$89,955	$91,949
Private label mortgage-backed securities	50	51	79	81	163	167
Industrial revenue bonds	26,361	26,361	18,847	18,847	19,000	19,000
State of Israel bonds	175	175	150	150	150	150
Municipal bonds	5,913	6,079	5,924	6,396	6,629	7,045

Total held-to-maturity	$111,185	$111,715	$82,986	$85,674	$115,897	$118,311

At December 31, 2013, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Equity securities do not have contractual maturities and are excluded from this table. Weighted average yields are not presented on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Investment securities
Available-for-sale:
Government-sponsored enterprises	$-	0.00%	$-	0.00%	$500	1.30%	$1,599	2.77%	$2,099	2.42%	$1,851
Government-sponsored and government-guaranteed mortgage- backed securities	37	3.74%	6,576	3.63%	27,613	2.89%	201,778	2.50%	236,004	2.58%	236,454
Corporate bonds	-	0.00%	-	0.00%	-	0.00%	1,125	5.57%	1,125	5.57%	1,606
Municipal bonds	-	0.00%	2,096	2.85%	15,370	2.66%	8,436	3.21%	25,902	2.85%	24,718

Total available-for-sale	$37	3.74%	$8,672	3.44%	$43,483	2.79%	$212,938	2.55%	$265,130	2.62%	$264,629

Held-to-maturity:
Government-sponsored and government-guaranteed mortgage- backed securities	$-	0.00%	$1,759	3.54%	$26,246	2.11%	$50,681	2.56%	$78,686	2.43%	$79,049
Private label mortgage-backed securities	-	0.00%	50	6.39%	-	0.00%	-	0.00%	50	6.39%	51
Industrial revenue bonds	-	0.00%	-	0.00%	-	0.00%	26,361	3.89%	26,361	3.89%	26,361
State of Israel bonds	125	1.02%	50	1.25%	-	0.00%	-	0.00%	175	1.09%	175
Municipal bonds	-	0.00%	760	3.85%	1,534	3.66%	3,619	4.22%	5,913	4.03%	6,079

Total held-to-maturity	$125	1.02%	$2,619	3.64%	$27,780	2.20%	$80,661	3.07%	$111,185	2.86%	$111,715

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2013, $731.1 million, or 37.6% of our deposit accounts, were certificates of deposit, of which $428.1 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2013			2012			2011
	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate	Balance (1)	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand	$342,000	17.60%	- %	$307,302	16.68%	- %	$205,902	16.74%	- %
NOW	92,696	4.77%	0.20%	87,983	4.78%	0.32%	52,899	4.30%	0.35%
Savings	342,605	17.63%	0.25%	350,188	19.01%	0.39%	247,664	20.14%	0.60%
Money market	435,171	22.39%	0.34%	395,293	21.46%	0.42%	301,770	24.53%	0.59%
Certificates of deposit	731,052	37.61%	1.43%	701,115	38.07%	1.76%	421,737	34.29%	1.84%

Total deposits	$1,943,524	100.00%	0.67%	$1,841,881	100.00%	0.85%	$1,229,972	100.00%	0.91%

(1)	Excludes the fair value adjustment balance of $3.0 million and $6.3 million recorded in connection with the acquisition of NEBS at December 31, 2013 and 2012, respectively, and $3,000 recorded in connection with the acquisition of CNB Financial at December 31, 2011.

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $406.4 million. The following table sets forth the maturity of those certificates as of December 31, 2013, in thousands.

Three months or less	$69,852
Over three months through six months	66,025
Over six months through one year	96,051
Over one year to three years	123,702
Over three years	50,747

Total	$406,377

Borrowings.    Our borrowings consist of advances from the Federal Home Loan Bank of Boston, collateralized repurchase agreements with our customers and other financial institutions and subordinated debentures. As of December 31, 2013, we had Federal Home Loan Bank advances of $139.1 million, or 6.4% of total liabilities, with a weighted average maturity of 3.6 years and a weighted average rate of 1.85%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $368.1 million from the Federal Home Loan Bank.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2013		2012	2011
	(In thousands)
Balance at end of period	$139,063	(1)	$140,603(2)	$104,984(3)
Average amount outstanding during year	129,165	(1)	107,668(2)	130,753(3)
Interest expense incurred during year	3,181	(1)	3,869(2)	5,107(3)
Maximum amount outstanding at any month-end	160,461	(1)	140,603(2)	150,840(3)
Average interest rate during the year	2.46%	(1)	3.59%(2)	3.91%(3)
Weighted average interest rate on end of period balances	1.85%		2.51%	3.68%

(1)	Excludes the fair value adjustment balance of $600,000, an average balance of $771,000 and interest expense of $322,000 for December 31, 2013, recorded in connection with the acquisition of NEBS.

(2)	Excludes the fair value adjustment balance of $922,000, an average balance of $1.2 million and interest expense of $509,000 for December 31, 2012, recorded in connection with the acquisition of NEBS.

(3)	Excludes the fair value adjustment balance of $1.4 million, an average balance of $1.7 million and interest expense of $594,000 for December 31, 2011, recorded in connection with the acquisition of CNB Financial.

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2013, the Company had $41.6 million of repurchase agreements outstanding with its customers at a weighted average rate of 0.33%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at end of period	$41,555	$49,229	$17,260
Average amount outstanding during year	40,587	22,077	18,408
Interest expense incurred during year	42	55	121
Maximum amount outstanding at any month-end	49,580	49,229	21,952
Average interest rate during the year	0.10%	0.25%	0.66%
Weighted average interest rate on end of period balances	0.33%	0.57%	0.57%

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

The Company assumed subordinated debt as a result of the acquisition of CNB Financial in 2009 in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.4 million on November 30, 2009. The remaining unamortized discount was $1.8 million at December 31, 2013. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2013 was 2.09%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

The Company assumed subordinated debt as a result of the acquisition of NEBS in 2012 in the form of trust preferred securities issued through a private placement offering with a face amount of $4.1 million. The subordinated debt bore a floating rate of interest that repriced quarterly at the 3-month LIBOR rate plus 1.90%. The interest rate at December 31, 2012 was 2.21%. The Company redeemed this issue at par on February 23, 2013.

The Company has unused borrowing capacity with the Federal Reserve Bank of approximately $60.8 million.

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank and was established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2013, UCB Securities, Inc. had total assets of $161.7 million, all of which were qualifying securities under the applicable regulations.

UCB Securities, Inc. II is a wholly owned subsidiary of United Bank and was established in 2010 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities. The income earned on UCB Securities, Inc. II’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2013, UCB Securities, Inc. II had total assets of $69.5 million, all of which were qualifying securities under the applicable regulations.

UB Properties, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. At December 31, 2013, UB Properties, LLC had total assets of $2.3 million.

VB REO, LLC is a subsidiary of the Bank formed to hold real estate assets acquired through foreclosure. At December 31, 2013, VB REO, LLC had total assets of $1.3 million.

United Wealth Management

United Bank, through its division, United Wealth Management, has a partnership with a registered broker-dealer, NFP Securities, Inc. In 2006, United Bank acquired Levine Financial Group in an effort to expand its customer base with increased opportunities to grow its market share and expand the financial services portion of business in the Northampton market. Together they offer United Bank customers a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services. United Bank receives a portion of the commissions generated by United Wealth Management from sales to customers.

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

Personnel

As of December 31, 2013, we had 376 full-time employees and 43 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

United Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency as its primary federal regulator, and by the Federal Deposit Insurance Corporation, as the insurer of its deposits. United Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. United Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. United Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. United Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of United Bank’s mortgage documents. United Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate United Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company and United Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, on that date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System. Additionally, the Dodd-Frank Act created a Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Federal Banking Regulation

Business Activities.    The activities of federal savings banks, such as United Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2013, United Bank’s capital exceeded all applicable requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and United Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Loans-to-One Borrower.    Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, United Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Dodd-Frank Act also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law and subject to dividend limitations. At December 31, 2013, United Bank satisfied this test.

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

Community Reinvestment Act.    All savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. United Bank received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

Transactions with Related Parties.    Federal law limits a federal savings bank’s authority to engage in transactions with its affiliates (e.g., a company that controls, is controlled by, or is under common control with an insured depository institution such as United Bank, including United Financial Bancorp). In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. Transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. In addition, applicable regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Prompt Corrective Action Regulations.    Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

At December 31, 2013, United Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.    Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System.    United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2013, of $17.3 million.

Federal Reserve System.    Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 2013, United Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to Federal Reserve Board regulation, examination, supervision, reporting requirements and regulations regarding its officers. The Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to United Bank. Under federal law and regulations and policy, the business activities of the Company are limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain additional activities that have been authorized for savings and loan holding companies by regulation.

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

Capital.    Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

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

Dividends and Stock Repurchases.    The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is not consistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Moreover, a company should inform the Federal Reserve Board reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition of the Company.    Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

At December 31, 2013, United Bank’s total federal base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture if United Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

United Financial Bancorp and United Bank file combined Massachusetts financial institution income tax returns and are subject to an annual Massachusetts tax at a rate of 9.0% of their net income in 2013. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Deductions with respect to the following items, however, are not allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

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

Below is information regarding the executive officers who are not also directors. Unless otherwise stated, each executive officer has held his current position for at least the last five years. Ages presented are as of December 31, 2013.

Mark A. Roberts is the Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined the Company and the Bank in 2006. Before that, he served as the Vice President and Controller for The Connecticut Bank and Trust Company in Hartford, Connecticut and was the Vice President of Finance at Woronoco Savings Bank for six years. Age 50.

J. Jeffrey Sullivan is Executive Vice President and Chief Operating Officer of the Bank. Mr. Sullivan previously served as Executive Vice President and Chief Lending Officer of the Bank from 2003 until he was appointed Executive Vice President and Chief Operating Officer of the Bank effective January 1, 2013. Mr. Sullivan joined the Bank in 2003. Age 49.

Charles R. Valade is Executive Vice President and Chief Lending Officer of the Bank. Mr. Valade previously served as Executive Vice President, Commercial Lending/Worcester Region, of the Bank from 2009 until he was appointed Executive Vice President and Chief Lending Officer of the Bank effective January 1, 2013. Before joining the Bank in connection with the Company’s acquisition of CNB Financial in November 2009, Mr. Valade served as President and Chief Executive Officer of CNB Financial since its formation in 2005. Age 62.

John J. Patterson is Senior Vice President, Risk Management of the Bank. Mr. Patterson joined the Bank in 1993. Age 67.

Dena M. Hall is the Senior Vice President of Marketing and Community Relations of the Bank. She joined the Bank in 2005. Previously, she was the Director of Marketing for Woronoco Savings Bank for seven years. Age 40.

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

Negative Developments In The Financial Industry, The Domestic and International Credit Markets, and The Economy In General Pose Significant Challenges For Our Industry and Us and Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our primary markets in Massachusetts and Connecticut. As a result, commercial as well as consumer loan portfolio performances deteriorated at many institutions and have not fully recovered, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

•

market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

•

the processes that we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

•	the value of our securities portfolio may decline; and

•	we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

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

Changes in interest rates also affect the current fair value of our securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our available-for-sale securities portfolio, consisting of agency securities, mortgage-backed securities, corporate debt obligations, municipal obligations and preferred stock, totaled $264.6 million. Unrealized net losses on these available-for-sale securities totaled $501,000 at December 31, 2013 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimate the change in our net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2013, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 1.29% decrease in net interest income over the following 12 months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

Our Increased Emphasis on Commercial Real Estate and Commercial and Industrial Lending May Expose Us to Increased Lending Risks.

At December 31, 2013, our portfolio of commercial real estate loans totaled $862.6 million, or 45.8% of our total loans, and our portfolio of commercial and industrial loans totaled $293.1 million, or 15.6% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk and require a commensurately higher loan loss allowance than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Our Emphasis On Residential Mortgage Loans and Home Equity Loans And Lines Of Credit Exposes Us To Lending Risks.

At December 31, 2013, $466.6 million, or 24.8%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $179.5 million, or 9.5%, of our loan portfolio consisted of home equity loans and lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans and lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The Merger Agreement May Be Terminated In Accordance With Its Terms and the Merger May Not Be Completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include: approval of the merger agreement by our and Rockville Financial’s stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the merger, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. In addition, if the Merger is not completed by September 14, 2014, either Rockville Financial or we may choose not to proceed with the Merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval. In addition, Rockville Financial may elect to terminate the merger agreement in certain other circumstances.

Termination of the Merger Agreement Could Negatively Impact Us.

If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration we are receiving in this merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $15 million to Rockville Financial.

We Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and consequently on Rockville Financial. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the merger occurs without the consent of Rockville Financial. These restrictions may prevent us from pursuing attractive business opportunities that may arise before the completion of the merger.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume and trends in our non-performing and classified loans and charge-offs. We also evaluate economic conditions and general market collateral valuations. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.71% of total loans and 83.8% of non-performing loans at December 31, 2013, compared to 0.67% of total loans and 82.2% of non-performing loans at December 31, 2012. Material additions to our allowance could materially decrease our net income.

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

Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings.

At December 31, 2013, our investment portfolio included $1.6 million in trust preferred securities and $30.6 million in municipal bonds. In addition, we have two cost basis investments totaling $1.4 million. We review our investment securities portfolio at each quarter and reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its current carrying value, we are required to assess whether the decline is other-than-temporary. Management evaluated the investment portfolio and has determined that no declines in the fair value of the Company’s security portfolio are deemed to represent other-than-temporary impairment (“OTTI”) as of December 31, 2013. In 2012, management recognized a pre-tax, non-cash OTTI charge of $165,000 on a corporate bond. Management based its assessment on the issuer’s credit ratings, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position and other meaningful information. Management has concluded that no other securities have experienced impairments that are other-than-temporary. During 2012 and 2011, management determined that a venture capital investment carried at cost had suffered impairment that was considered other-than-temporary. The cost basis of the investment was written down by $37,000 and $99,000 in 2012 and 2011, respectively, to fair value as a new cost basis and the write down was accounted for as a realized loss and was included in earnings. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other-than-temporary. These factors include, but are not limited to, changes in the expected cash flows, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

Regulatory Reform May Have a Material Impact on Our Operations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

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

If The Goodwill That We Recorded In Connection With A Business Acquisition Becomes Impaired, It Could Have A Negative Impact On Our Profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. At December 31, 2013, our goodwill totaled $41.0 million. While we have recorded no such impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

The Geographic Concentration of Our Markets In Massachusetts and Connecticut Makes Our Business Highly Susceptible To Downturns In These Local Economies and Depressed Banking Markets, Which Could Materially and Adversely Affect Us.

Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in certain markets in Massachusetts and Connecticut. Our success depends significantly on growth in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in, and further deterioration of, the economic conditions in the markets in which we operate in Massachusetts and Connecticut could negatively affect our financial condition, results of operations and profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans that we make may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

We Are Dependent On Our Information Technology and Telecommunications Systems and Third-Party Servicers, and Systems Failures, Interruptions or Breaches of Security Could Have An Adverse Effect on Our Financial Condition and Results of Operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company conducts its business through its executive office at 95 Elm Street, West Springfield, Massachusetts, its 35 full-service branch offices, two loan production offices, two financial services facilities, and two drive-up express branches. Of the 35 full-service branch offices, 14 are owned and 21 are leased, both of the loan production offices are leased, one of the financial services facilities is owned and one is leased, and one of the drive-up branches is owned and one is leased. The Company also has three remote ATM locations, two of which are leased. Lease expiration dates range from 2014 to 2034 with renewal options ranging from five to ten years. See Note F in the Company’s Consolidated Financial Statements for more information.

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

(a)        Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 5, 2014 was 3,698. Certain shares of the Company are held in “nominee” or “street” name; accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information and dividends declared for the common stock of the Company for the years ended December 31, 2013 and 2012. The high and low sales prices for the quarterly periods noted below were obtained from the NASDAQ Global Select Market.

	Price Per Share		Cash Dividend Declared
	High	Low
2013
Fourth quarter	$20.47	$15.60	$0.11
Third quarter	17.00	15.24	0.11
Second quarter	16.47	14.25	0.11
First quarter	16.32	14.44	0.10

2012
Fourth quarter	$15.75	$14.13	$0.10
Third quarter	14.93	13.73	0.10
Second quarter	16.88	13.36	0.09
First quarter	16.93	15.10	0.09

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning on December 31, 2008 through December 31, 2013, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period and (c) the cumulative total return on stocks included in the Russell 2000 Index over such period. The stock performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

The cumulative total return on the common stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

Under the agreement and plan of merger between the Company and Rockville Financial, Inc., the Company is prohibited from paying any dividends on its capital stock, except for regular quarterly cash dividends at a rate of no more than $0.11 per share. Future dividends depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend declaration. In addition, future dividends are dependent primarily on cash flows from the investment portfolio, and dividends or capital distributions from United Bank.

For a discussion of United Bank’s ability to pay dividends, see Part I—Item 1. Business—“Supervision and Regulation—Federal Banking Regulation” and “—Holding Company Regulation.”

(b)        Not Applicable.

(c)        The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2013.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1, 2)
October 1 - 31, 2013	-		$-	-	1,222,337
November 1 - 30, 2013	639	(3)	17.04	-	1,222,337
December 1 - 31, 2013	3,428	(3)	19.73	-	1,222,337

Total	4,067		$19.31	-

(1)	On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock. Under the plan, the Company intends to repurchase shares from time to time, depending on market conditions until it is completed. As of September 30, 2013, the Company has repurchased 516,663 shares at a cost of approximately $7.7 million and an average price of $14.88 per share, under this plan.

(2)	On August 15, 2013, the Board of Directors approved a plan to repurchase up to 5%, or approximately 970,000 shares, of the Company’s common stock. This repurchase program will commence immediately upon completion of the previous plan approved on October 18, 2012, under which the Company intends to repurchase shares from time to time, depending on market conditions until it is completed.

(3)	Represents withholdings subject to restricted stock awards under the United Financial Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from the consolidated financial statements of the Company. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is derived in part from the audited consolidated financial statements of the Company that appear in this Annual Report on Form 10-K. The information for the years ended December 31, 2010 and 2009 is derived in part from audited consolidated financial statements that do not appear in this Annual Report on Form 10-K.

	At December 31,
	2013		2012		2011	2010		2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,481,843		$2,402,303		$1,623,752	$1,584,877		$1,541,040
Cash and cash equivalents	47,241		30,679		61,518	83,069		21,877
Short-term investments	-		-		-	-		1,096
Investment securities available-for-sale	264,629		294,322		221,813	205,852		243,304
Investment securities held-to-maturity	111,185		82,986		115,897	132,475		63,174
Loans, net (1)	1,871,066		1,807,401		1,112,941	1,066,197		1,115,416
Deposits	1,946,484		1,848,175		1,229,975	1,143,301		1,038,927
FHLB advances	139,663		141,525		106,417	153,307		208,173
Repurchase agreements	61,555		69,229		37,260	41,029		47,303
Subordinated debentures	5,959		9,630		5,539	5,448		5,357
Stockholders’ equity	302,779		307,189		227,361	222,576		225,246
Non-performing assets (2)	18,535		17,340		10,577	10,970		17,832

	Years Ended December 31,
	2013		2012		2011	2010		2009
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$94,293		$71,171		$71,074	$73,858		$62,986
Interest expense	15,403		14,992		18,261	20,947		21,986

Net interest income before provision for loan losses	78,890		56,179		52,813	52,911		41,000
Provision for loan losses	4,092		3,139		3,242	2,285		2,998

Net interest income after provision for loan losses	74,798		53,040		49,571	50,626		38,002
Non-interest income	12,028		10,623		9,353	8,716		8,676
Non-interest expense	62,962		56,240		44,062	43,841		36,858

Income before taxes	23,864		7,423		14,862	15,501		9,820
Income tax expense	6,462		3,795		3,678	5,469		4,014

Net income	$17,402	(3)	$3,628	(4)	$11,184	$10,032	(5)	$5,806	(5)

Basic earnings per share	$0.88		$0.24		$0.75	$0.66		$0.38
Diluted earnings per share	$0.87		$0.24		$0.74	$0.65		$0.38
Dividends per share	$0.43		$0.38		$0.34	$0.30		$0.28
Number of shares outstanding
Basic	19,779,667		15,234,896		14,929,714	15,302,505		15,265,192
Diluted	20,073,219		15,421,777		15,198,702	15,394,761		15,273,375

	At or For the Years Ended December 31,
	2013		2012		2011		2010		2009
Selected Financial Ratios and Other Data:

Performance Ratios (6):
Return on average assets	0.71	%(7)	0.21	%(8)	0.70%		0.65	%(9)	0.46	%(9)
Return on average equity	5.72	%(7)	1.52	%(8)	4.94%		4.49	%(9)	2.67	%(9)
Average equity to average assets	12.49%		13.70%		14.15%		14.56%		17.17%
Tangible equity to tangible assets at end of period (6)	10.58	%(10)	11.12	%(10)	13.53	%(10)	13.54	%(10)	14.13	%(10)
Interest rate spread (11)	3.32%		3.18%		3.17%		3.25%		2.83%
Net interest margin (12)	3.50%		3.45%		3.51%		3.65%		3.39%
Average interest-earning assets to average interest-bearing liabilities	125.86%		129.12%		128.20%		127.83%		130.87%
Total non-interest expense to average total assets	2.59	%(13)	3.22	%(14)	2.75%		2.85	%(15)	2.91	%(15)
Efficiency ratio (16)	69.59	%(13)	85.08	%(14)	71.08%		71.42	%(15)	75.45	%(15)
Dividend payout ratio	48.82%		152.18%		45.31%		45.74%		72.99%

Regulatory Capital Ratios (6, 17):
Tier I risk-based capital	12.43%		12.98%		16.17%		15.49%		15.73%
Tier I (core) capital	10.27%		10.69%		12.23%		11.53%		12.14%
Tangible Equity Ratio	10.27%		10.69%		12.23%		11.53%		12.14%
Total risk-based capital	13.09%		13.61%		17.09%		16.34%		16.53%

Asset Quality Ratios (6):
Non-performing assets as a percent of total assets (2)	0.75%		0.72%		0.65%		0.69%		1.16%
Non-performing loans as a percent of total loans (2)	0.85%		0.81%		0.75%		0.88%		1.45%
Allowance for loan losses as a percent of total loans	0.71	%(18)	0.67	%(18)	0.99	%(18)	0.93	%(18)	0.82	%(18)
Allowance for loan losses as a percent of non- performing loans (2)	83.75	%(19)	82.18	%(19)	131.68%		105.86	%(19)	56.36	%(19)

Number of full service customer facilities	35		38		22		22		22

(1)	The allowance for loan losses at December 31, 2013, 2012, 2011, 2010 and 2009 was $13.4 million, $12.1 million, $11.1 million, $10.0 million and $9.2 million, respectively.

(2)	Non-performing assets consist of non-performing loans, foreclosed other real estate owned (“OREO”) and other non-performing assets. Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)	Exclusive of the $987,000 branch closing costs, $879,000 merger-related expenses, $227,000 net gains on sale of securities, a $206,000 gain related to an investment in a venture capital fund accounted for on a cash basis and the related $386,000 net tax benefit of these items for the year ended December 31, 2013, net income would have been $18.4 million. *

(4)	Exclusive of the $5.0 million merger-related expenses, $4.5 million ESOP plan termination expense, $207,000 in FHLBB prepayment penalties, the $202,000 other-than-temporary impairment charge and the $660,000 income tax effect of these expense items for the year ended December 31, 2012, net income would have been $12.8 million. *

(5)	Exclusive of the $819,000 and $2.5 million (after tax) in merger-related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, net income would have been $10.9 million and $8.7 million, respectively. *

(6)	Asset Quality Ratios and Regulatory Capital Ratios and the “tangible equity to tangible assets” ratio are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Tangible equity, and measures that refer to tangible equity, are non-GAAP financial measures. They are used by investors as an alternate measure of capital strength. Many regulatory capital measures also adjust equity to exclude goodwill and most intangible assets.

(7)	Exclusive of the $987,000 branch closing costs, $879,000 merger-related expenses, $227,000 net gains on sale of securities, a $206,000 gain related to an investment in a venture capital fund accounted for on a cash basis and the related $386,000 net tax benefit of these items for the year ended December 31, 2013, the return on average assets would have been 0.76% and the return on average equity would have been 6.07%, respectively. *
(8)	Exclusive of the $5.0 million merger-related expenses, $4.5 million ESOP plan termination expense, $207,000 in FHLBB prepayment penalties, the $202,000 other-than-temporary impairment charge and the $660,000 income tax effect of these expense items for the year ended December 31, 2012, the return on average assets would have been 0.73% and the return on average equity would have been 5.34%, respectively. *
(9)	Exclusive of the $819,000 and $2.5 million (after tax) in acquisition related expenses for the years ended December 31, 2010 and 2009, respectively, and a $318,000 (after tax) special FDIC insurance assessment for the year ended December 31, 2009, the return on average assets would have been 0.71% and 0.68% and average equity would have been 4.85% and 3.97%, respectively. *
(10)	Excludes the impact of goodwill and other intangible assets of $45.0 million at December 31, 2013, $44.4 million at December 31, 2012, $8.9 million at December 31, 2011, $9.2 million at December 31, 2010 and $8.8 million at December 31, 2009.

(11)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(12)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(13)	Exclusive of the $987,000 branch closing costs and $879,000 merger-related expenses for the year ended December 31, 2013, non-interest expense to average total assets would have been 2.51% and the efficiency ratio would have been 67.68%. *

(14)	Exclusive of the $5.0 million merger-related expenses, $4.5 million ESOP plan termination expense, $207,000 in FHLBB prepayment penalties for the year ended December 31, 2012, non-interest expense to average total assets would have been 2.67% and the efficiency ratio would have been 70.49%. *

(15)	Exclusive of the $1.1 million and $2.9 million in acquisition-related expenses for the years ended December 31, 2010 and 2009, respectively, and a $538,000 special FDIC insurance assessment for the year ended December 31, 2009, non-interest expense to average total assets would have been 2.78% and 2.64% and the efficiency ratio would have been 69.55% and 68.49%, respectively. *

(16)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income and excludes gains/losses on sales of securities and loans and impairment charges on securities.

(17)	Regulatory Capital Ratios are reported for United Bank only.

(18)	Exclusive of the $523.9 million, $659.6 million, $148.9 million, $209.8 million and $242.9 million in loans acquired and $4.6 million, $5.0 million, $19.1 million, $21.4 million and $22.7 million in loans purchased from other financial institutions, allowance for loan losses as a percent of total loans would have been 0.99%, 1.05%, 1.17%, 1.18% and 1.07% at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. *

(19)	Excluding the $7.4 million, $7.0 million, $163,000 and $3.3 million in non-performing loans acquired, allowance for loan losses as a percent of non-performing loans would have been 155.33%, 157.72%, 107.72% and 70.44% at December 31, 2013, 2012, 2010 and 2009, respectively. *

*	These are non-GAAP financial measures presented for comparative purposes only. They are not a substitute for GAAP measures and should only be considered in conjunction with the Company’s GAAP financial information. These non-GAAP financial measures provide investors with more detailed information that is useful in understanding our financial performance and condition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in adjustments to the amount of the recorded allowance for loan losses.

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

General component. The general component is based on historical loss experience adjusted for qualitative factors stratified by each of the loan classes: commercial and industrial, commercial real estate, construction, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and nonaccruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

Unallocated component.    An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Reserve for Unfunded Commitments.    The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $142,000 and $213,000 at December 31, 2013 and 2012, respectively.

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

Comparison of Financial Condition at December 31, 2013 and 2012

Balance Sheet Summary.    Total assets increased $79.5 million, or 3.3%, to $2.48 billion at December 31, 2013 from $2.40 billion at December 31, 2012 due to growth in net loans, held to maturity investment securities and interest-bearing deposits, partially offset by a decrease in securities available for sale. Net loans increased $63.7 million, or 3.5%, to $1.87 billion at December 31, 2013 from $1.81 billion at December 31, 2012 due to origination activity, partially offset by normal amortization and repayments. Held to maturity investment securities increased $28.2 million, or 34.0%, to $111.2 million at December 31, 2013 from $83.0 million at December 31, 2012 due to purchases totaling $51.2 million primarily of government-sponsored mortgage-backed securities and industrial revenue bonds, partially offset by maturities, calls and repayments of government-sponsored agency debt and mortgage-backed securities of $22.2 million. Interest-bearing deposits increased $19.0 million reflecting an increase in cash balances at the Federal Reserve Bank. Securities available for sale decreased $29.7 million, or 10.1%, due to calls, maturities and repayments of mortgage-backed securities partially offset by purchases of securities available for sale. At year end, the Company continued to have considerable liquidity consisting of a large amount of marketable loans and investment securities, substantial unused borrowing capacity at the Federal Home Loan Bank and the Federal Reserve Bank and access to funding through the repurchase agreement and brokered deposit markets. The Company’s balance sheet is also supported by a strong capital position, with total stockholders’ equity of $302.8 million, or 12.2% of total assets, at December 31, 2013.

Loans.    Net loans increased $63.7 million, or 3.5%, to $1.87 billion at December 31, 2013 from $1.81 billion at December 31, 2012. Commercial real estate loans increased $47.9 million, or 5.9%, to $862.6 million, primarily attributable to business development efforts and competitive products and pricing. One- to four-family residential mortgage loans increased $24.7 million, or 5.6%, to $466.6 million due to originations of 10- and 15-year loans as a result of promotional efforts and continued lower market interest rates, partially offset by payments and sales of 30-year fixed rate loan originations. Construction loans increased $10.0 million, or 19.0%, to $62.8 million, due to successful business development efforts, including relationships with successful developers, and improving real estate markets in Massachusetts and Connecticut. A significant portion of these loans mature in less than a year and will either convert to permanent financing or pay-off in full. Commercial and industrial loans decreased $13.1 million, or 4.3%, to $293.1 million due to repayments offset by new loan originations. We continued to focus our efforts on growing the commercial real estate and commercial and industrial loan portfolios in order to increase our interest income and improve our net interest rate spread.

Asset Quality.    Throughout 2013, economic conditions improved modestly despite the effects of sequestration and the government shutdown. Our asset quality has also been impacted by a strategy adopted several years ago to emphasize the origination of commercial and industrial loans and commercial mortgages. These loans have increased as a percentage of our total loan portfolio in recent years and generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial and industrial loans and commercial mortgages depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy.

As a result of the NEBS acquisition, we experienced an increase in non-performing loans and classified assets in 2012 which continue to be somewhat elevated as compared to historic periods. Non-performing loans increased $1.3 million to $16.0 million, or 0.85% of total loans, at December 31, 2013 as compared to $14.7 million, or 0.81% of total loans, at December 31, 2012, primarily as a result of the NEBS acquisition and continued migration of delinquent loans, primarily commercial real estate loans. Including non-performing loans, the Company has identified $87.7 million of classified assets at December 31, 2013 compared to $95.5 million at December 31, 2012. The decrease of $7.8 million in classified assets is due, in large part, to active efforts to exit marginal credits as well as the upgrade of credits which have exhibited improvement. Classified assets include loans that are performing or non-performing, are of lesser quality and are reported as special mention, substandard, doubtful or loss, as well as other real estate owned. At December 31, 2013 and 2012, classified loans primarily consisted of special mention and substandard commercial business loans and commercial mortgages. Commercial real estate loans make up 56.9% of total classified assets while construction loans for single family homes, subdivisions, and condominium developments represent 5.8%. Other real estate owned totaled $2.5 million at December 31, 2013 and comprises twelve properties, of which seven are residential properties, three are commercial and two are manufactured homes. Management cannot predict the extent to which economic conditions may worsen or other factors may impact borrowers and the classified assets. Accordingly, additional loans may become 90 days or more past due, be placed on nonaccrual status, become classified or restructured, or require increased allowance coverage and provision for loan losses.

Deposits.    Total deposits increased $98.3 million, or 5.3%, to $1.95 billion at December 31, 2013 from $1.85 billion at December 31, 2012, primarily due to growth in core deposits accounts of $71.7 million, or 6.3%, to $1.21 billion at December 31, 2013 from $1.14 billion at December 31, 2012. The growth in core deposit account balances was driven by competitive products and pricing, attention to excellence in customer service and targeted promotional activities. Certificates of deposit increased by $26.6 million, or $3.8%, to $734.0 million at December 31, 2012 compared to $707.4 million at December 31, 2012 mainly as a result of the issuance of $20.0 million in brokered CDs with a weighted average rate of 1.28% and a weighted average maturity of 3.7 years.

FHLB Advances.    FHLB advances decreased $1.9 million, or 1.3%, to $139.7 million at December 31, 2013 as additional advances used to fund loan originations were more than offset by paydowns.

Repurchase Agreements.    Repurchase agreements decreased $7.6 million, or 15.6%, to $41.6 million at December 31, 2013 from $49.2 million at December 31, 2012 due to a decrease in overnight customer repurchase agreements.

Total Stockholders’ Equity.    Total stockholders’ equity decreased $4.4 million, or 1.4%, to $302.8 million at December 31, 2013 from $307.2 million at December 31, 2012 primarily due to cash dividends paid of $8.5 million, common stock repurchases of $7.3 million and other comprehensive loss of $6.5 million partially offset by net income of $17.4 million.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

Net Income.    Net income for the year ended December 31, 2013 totaled $17.4 million, or $0.87 per diluted share, compared to net income of $3.6 million, or $0.24 per diluted share, for the same period in 2012. Excluding branch closing costs totaling $987,000, merger-related expenses of $879,000, net gains from sales of securities totaling $227,000, a $206,000 gain related to an investment in a venture capital fund accounted for on a cash basis and the related net tax benefit of $387,000, net income would have been $18.4 million, or $0.92 per diluted share, for the year ended December 31, 2013. Excluding merger-related expenses of $5.0 million, a $4.5 million ESOP plan termination expense, FHLB advance prepayment penalties totaling $227,000, impairment charges on securities of $202,000 and the related tax benefit of $660,000, net income would have been $12.8 million, or $0.83 per diluted share for the year ended December 31, 2012.

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

	Years Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$453,511	$17,067	3.76%	$331,143	$14,926	4.51%
Commercial real estate	904,669	45,567	5.04%	551,980	29,717	5.38%
Home equity loans	179,115	6,086	3.40%	144,411	5,152	3.57%
Commercial and industrial	305,046	15,189	4.98%	203,667	9,781	4.80%
Consumer and other	19,977	1,114	5.58%	15,206	825	5.43%

Total loans (2)	1,862,318	85,023	4.57%	1,246,407	60,401	4.85%
Investment securities	361,324	9,168	2.54%	341,868	10,544	3.08%
Other interest-earning assets	31,658	102	0.32%	39,816	226	0.57%

Total interest-earning assets	2,255,300	94,293	4.18%	1,628,091	71,171	4.37%
Noninterest-earning assets (3)	179,243			116,252

Total assets	$2,434,543			$1,744,343

Interest-bearing liabilities:
Savings accounts	$343,452	1,196	0.35%	$270,349	1,328	0.49%
Money market accounts	430,459	1,603	0.37%	316,228	1,501	0.47%
NOW accounts	81,758	277	0.34%	57,780	204	0.35%
Certificates of deposit	730,907	8,320	1.14%	451,991	7,433	1.64%

Total interest-bearing deposits	1,586,576	11,396	0.72%	1,096,348	10,466	0.95%
FHLB advances	129,936	2,859	2.20%	108,818	3,360	3.09%
Other interest-bearing liabilities	75,342	1,148	1.52%	55,732	1,166	2.09%

Total interest-bearing liabilities	1,791,854	15,403	0.86%	1,260,898	14,992	1.19%
Demand deposits	322,207			232,569
Other noninterest-bearing liabilities	16,490			11,865

Total liabilities	2,130,551			1,505,332
Stockholders’ equity	303,992			239,011

Total liabilities and stockholders’ equity	$2,434,543			$1,744,343

Net interest income		$78,890			$56,179

Interest rate spread (4)			3.32%			3.18%
Net interest-earning assets (5)	$463,446			$367,193

Net interest margin (6)			3.50%			3.45%
Average interest-earning assets to average interest-bearing liabilities			125.86%			129.12%

(1)	Includes loans held for sale.

(2)	Loans, including non-accrual loans, are net of deferred loan origination costs and advanced funds.

(3)	Includes bank-owned life insurance, the income on which is classified as non-interest income.

(4)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans:
Residential real estate (1)	$4,886	$(2,745)	$2,141
Commercial real estate	17,877	(2,027)	15,850
Home equity loans	1,189	(255)	934
Commercial and industrial	5,036	372	5,408
Consumer and other	265	24	289

Total loans	29,253	(4,631)	24,622
Investment securities	574	(1,950)	(1,376)
Other interest-earning assets	(40)	(84)	(124)

Total interest-earning assets	29,787	(6,665)	23,122

Interest-bearing liabilities:
Savings accounts	308	(440)	(132)
Money market accounts	469	(367)	102
NOW accounts	82	(9)	73
Certificates of deposit	3,645	(2,758)	887

Total interest-bearing deposits	4,504	(3,574)	930
FHLB advances	577	(1,078)	(501)
Other interest-bearing liabilities	347	(365)	(18)

Total interest-bearing liabilities	5,428	(5,017)	411

Change in net interest income	$24,359	$(1,648)	$22,711

(1)   Includes loans held for sale.

Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $22.7 million, or 40.4%, to $78.9 million for the year ended December 31, 2013 from $56.2 million for 2012 as a result of growth in average interest-earning assets and net interest margin expansion. Total average interest-earning assets increased $627.2 million, or 38.5%, to $2.26 billion for the year ended December 31, 2013, driven by the acquisition of NEBS and organic loan growth. The net interest margin increased by 5 basis points to 3.50% for the year ended December 31, 2013 due in large part to a $2.4 million increase in the net accretion of acquisition accounting adjustments to $4.4 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012.

Interest Income.    Interest income increased $23.1 million, or 32.5%, to $94.3 million for the year ended December 31, 2013 from $71.2 million for the prior year due to an increase in average interest-earning assets partially offset by a decrease in the yield on earning assets. The yield on average interest-earning assets decreased by 19 basis points to 4.18% in connection with the lower interest rate environment as well as a decrease of $214,000 in the accretion of loan acquisition accounting adjustments. The decrease in market rates contributed to the downward repricing of a portion of the Company’s existing assets and to lower rates for new assets.

Interest Expense.    Interest expense increased $411,000, or 2.7%, to $15.4 million for the year ended December 31, 2013 from $15.0 million for the prior year period due to growth in average interest-bearing liabilities partially offset by a decrease in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased $531.0 million, or 42.1%, to $1.79 billion for the year ended December 31, 2013 from $1.26 billion for the prior year due in large part to the Company’s acquisition of NEBS in the fourth quarter of 2012 and organic deposit growth. The average rate paid on interest-bearing liabilities declined 33 basis points to 0.86% for the year ended December 31, 2013 reflecting the repricing of deposits in response to the lower interest rate environment and an increase of $2.6 million in the net accretion of acquisition accounting adjustments.

Provision for Loan Losses.    We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the size and composition of the loan portfolio, trends in non-performing loans, classified assets and delinquency rates, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $4.1 million for the year ended December 31, 2013 as compared to $3.1 million for 2012. The allowance for loan losses was $13.4 million, or 0.71% of loans outstanding, at December 31, 2013. The increase in the 2013 provision was primarily the result of an increase in net charge-offs, reserves for classified loans, and growth in net loan originations.

Non-interest Income.    Non-interest income increased $1.4 million, or 13.2%, to $12.0 million for the year ended December 31, 2013. Excluding gains on sales and calls of securities of $227,000 in 2013 and $254,000 in 2012, as well as impairment charges on securities of $202,000 in 2012, non-interest income would have increased $1.2 million, or 11.6%. Other income increased $928,000 as a result of a $206,000 gain on an investment in a venture capital fund that is accounted for on a cash basis, higher loan prepayment penalties and late charges as well as increased credit enhancement fees related to loans sold to the FHLBB. Fee income on depositors’ accounts increased $435,000, or 7.3%, driven by a larger deposit base related to the NEBS acquisition, offset to a large extent by the negative impact of new regulations, including the Durbin Amendment, on debit card fee income. Income from bank-owned life insurance increased $238,000, or 13.0%, due in large part to the acquisition of the NEBS portfolio in the fourth quarter of 2012, partially offset by a decrease in the yield on the portfolio assets. Wealth management income increased $61,000, or 5.9%, as a result of growth in commissions from annuity sales and fees from assets under management. These increases were partially offset by decreases of $432,000 in gains on sales of loans due to reduced sales volume.

Non-interest Expense.    Non-interest expense increased $6.7 million, or 12.0%, to $63.0 million for the year ended December 31, 2013, from $56.2 million for the prior year. Excluding branch closing costs of $987,000 incurred in 2013, merger-related costs totaling $879,000 for the 2013 period and $5.0 million for the same period in 2012 and a $4.5 million ESOP termination expense incurred in 2012, non-interest expense would have increased by $14.3 million, or 30.5%. Salaries and benefits increased $6.3 million, or 23.7%, mainly due to costs incurred to support our new Connecticut operations, staffing costs associated with a new loan production office opened in Glastonbury, Connecticut during the second quarter of 2012 and a new branch established in Northborough, Massachusetts during the fourth quarter of 2012, annual wage increases and a larger incentive accrual due to improved operating performance. Other expenses increased $2.1 million, or 29.5%, reflecting increased expenses from the expansion of our franchise into Connecticut (i.e. telephone, depreciation, postage, core deposit intangible amortization, foreclosed properties, business development, printing, office supplies and branch security). Occupancy costs grew $2.0 million, or 53.2%, principally attributable to expenses incurred to operate our new Connecticut facilities as well as expenses related to the new loan production office and new branch. Data processing expenses increased $1.2 million, or 25.7%, attributable to a larger loan and deposit base as well as increased costs related to software licenses, online banking and debit cards. Tax credit funds increased $1.1 million due to increased operating losses and an increase in investments in these tax credit funds. Professional fees increased $681,000, or 36.1%, primarily due to additional legal and consulting costs associated with our Connecticut operations and increased expenses related to loan workout activities and third party loan reviews.

Income Tax Expense.    Income tax expense increased $2.7 million to $6.5 million for the year ended December 31, 2013 from $3.8 million for the comparable 2012 period primarily due to higher pretax income for the year ended December 31, 2013 offset by a decrease in the effective tax rate. The effective tax rate decreased from 51.1% for the year ended December 31, 2012 to 27.1% for the year ended December 31, 2013 primarily due to the non-deductible ESOP termination expense of $4.5 million in 2012 and a decrease in non-deductible merger-related expenses of $1.7 million to $233,000 for the year ended December 31, 2013.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

Net Income.    Net income for the year ended December 31, 2012 totaled $3.6 million, or $0.24 per diluted share, compared to net income of $11.2 million, or $0.74 per diluted share, for the same period in 2011. The 2012 results were impacted by acquisition-related expenses of $5.0 million, a $4.5 million ESOP plan termination expense, FHLB advance prepayment penalties totaling $227,000 and the related tax benefit of $607,000. Excluding these items, net income would have been $12.8 million, or $0.83 per diluted share.

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII for the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve of +200 and -100 basis points at December 31, 2013 and 2012.

Net Interest Income At-Risk
Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII (December 31, 2013)	Estimated Increase (Decrease) in NII (December 31, 2012)

-100	(4.3)%	(3.3)%
Stable	0.0%	0.0%
+200	(1.3)%	2.0%

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

	December 31, 2013
Change in Interest Rates (basis points) (1)	Estimated EVE (2)			EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
		Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$226,610	$(86,749)	(28)%	10.10%	(272)
+200	275,030	(38,329)	(12)	11.87	(94)
+100	304,611	(8,747)	(3)	12.77	(4)
0	313,359	-	-	12.81	-
-100	332,516	19,157	6	13.30	49

	December 31, 2012
Change in Interest Rates (basis points) (1)	Estimated EVE (2)			EVE as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
		Amount	Percent	EVE Ratio (4)
		(Dollars in thousands)
+300	$253,448	$(58,910)	(19)%	11.31%	(169)
+200	290,998	(21,360)	(7)	12.64	(36)
+100	311,510	(848)	-	13.22	22
0	312,358	-	-	13.00	-
-100	317,039	4,681	2	12.99	(1)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE ratio represents EVE divided by the present value of assets.

The tables above indicate that at December 31, 2013 and 2012, in the event of a 300 basis point increase in interest rates, United Bank would experience a 28% and 19%, respectively, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates at December 31, 2013 and 2012, United Bank would experience a 6% and 2%, respectively, increase in economic value of equity.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and sales of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (defined as liquid assets less short-term liabilities) of 10% or greater. At December 31, 2013, our liquidity ratio was 14.52%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $47.2 million. Securities classified as available-for-sale and held-to-maturity, which provide additional sources of liquidity, totaled $264.6 million and $111.2 million, respectively, at December 31, 2013. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $368.1 million from the Federal Home Loan Bank of Boston. On that date, we had $139.1 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2013, we had $33.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $338.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $428.1 million, or 22.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, borrowings from the Federal Reserve Bank, reverse repurchase agreements and brokered deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2013, we originated $564.9 million of loans and purchased $110.2 million of securities. In 2012, we originated $445.4 million of loans and purchased $99.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $98.3 million and $618.2 million for the years ended December 31, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances decreased $1.9 million for the year ended December 31, 2013, reflecting the use of cash flows received from the loan and investment portfolios to pay down maturing Federal Home Loan Bank advances and increased $35.7 million for the year ended December 31, 2012 to fund loan growth. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” certain longer-term commercial real estate loans and one- to four-family residential mortgage loans with Federal Home Loan Bank advances. United Bank’s unused borrowing capacity with the Federal Home Loan Bank of Boston, excluding its available line of credit balance of $12.0 million at December 31, 2013 and 2012, was approximately $217.0 million at December 31, 2013 and $28.3 million at December 31, 2012. At December 31, 2013 and 2012, United Bank had no borrowing against the line of credit. We also have access to funding through the repurchase agreement and brokered CD markets as well as the Federal Reserve Bank discount window. United Bank’s unused borrowing capacity with the FRB was approximately $60.8 million at December 31, 2013.

The Company is a separate legal entity from United Bank and must provide for its own liquidity. In addition to its operating expenses, United Financial is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. At December 31, 2013, the Company had liquid assets of $15.7 million.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See Item 1. “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note P of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period (In Thousands)
	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Contractual Obligations:
Certificates of deposit	$428,092	$217,665	$85,295	$-	$731,052
Federal Home Loan Bank advances	33,000	27,583	50,758	27,722	139,063
Repurchase agreements	41,555	-	-	20,000	61,555
Subordinated debentures	-	-	-	7,732	7,732
Standby letters of credit	5,443	-	-	-	5,443
Operating leases	2,182	4,080	3,004	10,468	19,734
Capitalized leases	423	848	848	4,804	6,923
Future benefits to be paid under retirement plans	3,871	1,667	528	717	6,783

Total	$514,566	$251,843	$140,433	$71,443	$978,285

Commitments:
Commitments to extend credit	$480,166	$-	$-	$-	$480,166
Investment in venture capital fund	150	-	-	-	150
Investment in tax credit funds	3,075	-	-	-	3,075

Total	$483,391	$-	$-	$-	$483,391

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line item of net income. The Company adopted this ASU in the first quarter of 2013 and there was no impact on the Company’s consolidated financial results as the amendments relate only to disclosures in the consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This update eliminates the effective yield election and permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented. The amendments in this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU, but does not expect that it will have a material effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact if adopting this ASU, but does not expect that it will have a material effect on the Company’s consolidated financial statements.

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

71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 13, 2014, expressed an unqualified opinion on the effectiveness of United Financial Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2014

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in thousands except per share amounts)

	2013	2012
ASSETS
Cash and due from banks	$26,497	$28,972
Interest-bearing deposits	20,744	1,707

Total cash and cash equivalents	47,241	30,679
Securities available for sale, at fair value	264,629	294,322
Securities held to maturity, at amortized cost (fair value of $111,715 at December 31, 2013 and $85,674 at December 31, 2012)	111,185	82,986
Loans held for sale	-	632
Loans, net of allowance for loan losses of $13,413 at December 31, 2013 and $12,089 at December 31, 2012	1,871,066	1,807,401
Other real estate owned	2,451	2,578
Accrued interest receivable	6,388	6,790
Deferred tax asset, net	14,961	20,178
Stock in the Federal Home Loan Bank of Boston	17,334	18,554
Premises and equipment, net	25,586	25,064
Bank-owned life insurance	54,583	52,876
Goodwill	40,992	39,852
Other assets	25,427	20,391

TOTAL ASSETS	$2,481,843	$2,402,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest-bearing	$1,604,484	$1,540,873
Non-interest-bearing	342,000	307,302

Total deposits	1,946,484	1,848,175
Short-term borrowings	61,555	79,229
Long-term debt	142,252	133,969
Subordinated debentures	5,959	9,630
Escrow funds held for borrowers	4,856	4,315
Capitalized lease obligations	4,539	4,711
Accrued expenses and other liabilities	13,419	15,085

Total liabilities	2,179,064	2,095,114

Commitments and contingencies (Notes F and N)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; none issued	-	-
Common stock, par value $0.01 per share, authorized 100,000,000 shares; shares issued: 24,266,428 at December 31, 2013 and December 31, 2012	243	243
Paid-in capital	271,643	272,822
Retained earnings	96,059	87,153
Treasury stock, at cost (4,486,750 shares at December 31, 2013 and 4,114,310 shares at December 31, 2012)	(64,075)	(58,430)
Accumulated other comprehensive income (loss), net of taxes	(1,091)	5,401

Total stockholders’ equity	302,779	307,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,481,843	$2,402,303

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Net Income

December 31, 2013, 2012 and 2011

(Dollars in thousands except per share amounts)

	2013	2012	2011
Interest and dividend income:
Loans	$85,023	$60,401	$58,220
Investments	9,168	10,544	12,728
Other interest-earning assets	102	226	126

Total interest and dividend income	94,293	71,171	71,074

Interest expense:
Deposits	11,396	10,466	12,449
Short-term borrowings	84	60	123
Long-term debt	3,923	4,466	5,689

Total interest expense	15,403	14,992	18,261

Net interest income before provision for loan losses	78,890	56,179	52,813

Provision for loan losses	4,092	3,139	3,242

Net interest income after provision for loan losses	74,798	53,040	49,571

Non-interest income:
Fee income on depositors’ accounts	6,357	5,922	5,554
Wealth management income	1,087	1,026	919
Income from bank-owned life insurance	2,063	1,825	1,642
Net gain on sales of loans	213	645	274
Net gain on sales/calls of securities	227	254	1
Impairment charges on securities	-	(202)	(99)
Other income	2,081	1,153	1,062

Total non-interest income	12,028	10,623	9,353

Non-interest expense:
Salaries and benefits	32,808	26,533	24,818
Occupancy expenses	5,779	3,771	3,317
Marketing expenses	2,157	1,654	1,797
Data processing expenses	5,780	4,600	3,970
Professional fees	2,567	1,886	2,174
ESOP plan termination expense	-	4,482	-
Merger related expenses	879	4,952	-
Branch closing expenses	987	-	-
FDIC insurance assessments	1,639	1,135	1,029
Tax credit funds	1,319	243	837
Other expenses	9,047	6,984	6,120

Total non-interest expense	62,962	56,240	44,062

Income before provision for income taxes	23,864	7,423	14,862

Provision for income tax expense	6,462	3,795	3,678

Net income	$17,402	$3,628	$11,184

Earnings per share:
Basic	$0.88	$0.24	$0.75
Diluted	$0.87	$0.24	$0.74

Weighted average shares outstanding:
Basic	19,779,667	15,234,896	14,929,714
Diluted	20,073,219	15,421,777	15,198,702

Dividends paid per share	$0.43	$0.38	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Net Income	$17,402	$3,628	$11,184

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding (losses) gains on availible-for-sale securities	$(10,421)	$(1,605)	$3,026
Reclassification adjustment for gains realized in income (1)	(227)	(89)	(1)

Net change in unrealized gains/losses	(10,648)	(1,694)	3,025
Tax effect	4,060	633	(1,198)

Net of tax amount	(6,588)	(1,061)	1,827

Pension liability components:
Pension liability for retirement plans	(169)	19	(61)
Pension liability adjustment	243	(406)	152

Net change in pension liability	74	(387)	91
Tax effect	22	97	(24)

Net of tax amount	96	(290)	67

Total other comprehensive income (loss)	(6,492)	(1,351)	1,894

Comprehensive income	$10,910	$2,277	$13,078

(1)	Amounts are included in net gains on sales of securities in non-interest income on the consolidated statements of net income. Income tax expense associated with these reclassification adjustments was $87, $33 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

December 31, 2013, 2012 and 2011

(Dollars in thousands except per share amounts)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	16,109,106	$187	$180,322	$82,899	$(10,750)	$(34,940)	$4,858	$222,576
Comprehensive income	-	-	-	11,184	-	-	1,894	13,078
Shares repurchased in connection with restricted stock forfeited for tax purposes	(26,411)	-	-	-	-	(403)	-	(403)
Restricted shares forfeited	(10,910)	-	181	-	-	(181)	-	-
Cash paid for in the money stock options exercised	-	-	(2)	-	-	-	-	(2)
Excess tax benefit on stock compensation plans	-	-	91	-	-	-	-	91
Cancellation of shares for tax withholdings on options exercised	-	-	(55)	-	-	-	-	(55)
Reissuance of treasury shares in connection with stock options exercised	14,820	-	(110)	(11)	-	210	-	89
Reissuance of treasury shares in connection with stock warrants exercised	35,091	-	-	(28)	-	454	-	426
Reissuance of treasury shares in connection with restricted stock grants	17,500	-	(296)	42	-	254	-	-
Cash dividends paid ($0.34 per share)	-	-	-	(5,067)	-	-	-	(5,067)
Treasury stock purchases	(426,299)	-	-	-	-	(6,377)	-	(6,377)
Stock-based compensation	-	-	1,891	-	-	-	-	1,891
ESOP shares committed to be released	-	-	411	-	703	-	-	1,114

Balances at December 31, 2011	15,712,897	187	182,433	89,019	(10,047)	(40,983)	6,752	227,361
Comprehensive income	-	-	-	3,628	-	-	(1,351)	2,277
Shares issued pursuant to the acquisition of NEBS	5,559,495	56	81,430	-	-	-	-	81,486
Shares repurchased in connection with restricted stock forfeited for tax purposes	(14,934)	-	-	-	-	(205)	-	(205)
Restricted shares forfeited	(11,000)	-	151	-	-	(151)	-	-
Excess tax benefit on stock compensation plans	-	-	29	-	-	-	-	29
Cancellation of shares for tax withholdings on options exercised	-	-	(102)	-	-	-	-	(102)
Reissuance of treasury shares in connection with stock options exercised	26,596	-	(259)	(10)	-	366	-	97
Reissuance of treasury shares in connection with restricted stock grants	29,500	-	(445)	37	-	408	-	-
Cash dividends paid ($0.38 per share)	-	-	-	(5,521)	-	-	-	(5,521)
Treasury stock purchases	(357,415)	-	-	-	-	(5,455)	-	(5,455)
Stock-based compensation	-	-	1,453	-	-	-	-	1,453
ESOP shares committed to be released	-	-	392	-	697	-	-	1,089
ESOP plan termination—New England Bank	(128,469)	-	2,161	-	-	(1,963)	-	198
ESOP plan termination—United Bank	(664,552)	-	5,579	-	9,350	(10,447)	-	4,482

Balances at December 31, 2012	20,152,118	243	272,822	87,153	-	(58,430)	5,401	307,189
Comprehensive income	-	-	-	17,402	-	-	(6,492)	10,910
Shares repurchased in connection with restricted stock forfeited for tax purposes	(16,736)	-	-	-	-	(270)	-	(270)
Restricted shares forfeited	(5,000)	-	75	-	-	(75)	-	-
Excess tax benefit on stock compensation plans	-	-	73	-	-	-	-	73
Cancellation of shares for tax withholdings on options exercised	-	-	(685)	-	-	-	-	(685)
Reissuance of treasury shares in connection with stock options exercised	138,647	-	(1,687)	-	-	1,980	-	293
Cash dividends paid ($0.43 per share)	-	-	-	(8,496)	-	-	-	(8,496)
Treasury stock purchases	(489,351)	-	-	-	-	(7,280)	-	(7,280)
Stock-based compensation	-	-	1,045	-	-	-	-	1,045

Balances at December 31, 2013	19,779,678	$243	$271,643	$96,059	$-	$(64,075)	$(1,091)	$302,779

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$17,402	$3,628	$11,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,092	3,139	3,242
ESOP expense	-	5,769	1,114
Stock-based compensation	1,045	1,453	1,891
Excess tax benefits on stock compensation plan	(73)	(29)	(91)
Amortization of premiums and discounts	2,655	2,209	1,654
Depreciation and amortization	2,854	1,865	1,320
Amortization of intangible assets	759	179	101
Provision for other real estate owned	-	-	130
Loans originated for sale	(7,498)	(18,127)	(11,267)
Proceeds from sales of loans held for sale	8,343	18,193	11,488
Net gain on sales of loans	(213)	(645)	(274)
Net loss on sale and writedown of other real estate owned	420	573	48
Net gain on sale of property and equipment	-	(7)	-
Net gain on sale/call of available for sale securities	(227)	(254)	(1)
Impairment charges on securities	-	202	99
Deferred tax provision (benefit)	9,299	(1,186)	(4,199)
Net increase in cash surrender value of bank-owned life insurance	(1,707)	(1,622)	(1,508)
Decrease (increase) in accrued interest receivable	402	(35)	59
(Increase) decrease in other assets	(6,935)	(1,138)	1,371
(Decrease) increase in accrued expenses and other liabilities	(1,281)	3,457	917

Net cash provided by operating activities	29,337	17,624	17,278

Cash flows from investing activities:
Purchases of securities available for sale	(58,911)	(97,785)	(82,614)
Proceeds from sales of securities available for sale	3,007	6,216	-
Proceeds from calls, maturities and principal repayments of securities available for sale	73,326	69,899	66,253
Purchases of securities held to maturity	(51,240)	(1,455)	(13,432)
Proceeds from maturities, calls and principal repayments of securities held to maturity	22,236	33,143	28,780
Redemption of Federal Home Loan Bank of Boston stock	1,220	911	-
Proceeds from sales of other real estate owned	3,086	2,053	1,843
Net loan originations, purchases and principal repayments	(71,136)	(145,295)	(52,525)
Purchases of property and equipment	(3,362)	(4,570)	(2,180)
Cash provided by business combination	-	68,908	-
Proceeds from sale of property and equipment	-	85	-
Purchases of bank-owned life insurance	-	-	(10,000)

Net cash used in investing activities	(81,774)	(67,890)	(63,875)

(Continued)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Concluded)

For the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Cash flows from financing activities:
Net increase in deposits	98,309	21,206	86,674
Net change in short-term borrowings	(17,674)	36,135	(3,769)
Proceeds from issuance of long-term debt	51,474	24,759	10,440
Repayment of long-term debt, net of amortization of discount	(42,862)	(51,255)	(56,799)
Redemption of trust preferred securities	(4,000)	-	-
Net increase in escrow funds held for borrowers	541	163	204
Payments on capitalized lease obligation	(424)	(424)	(406)
Excess tax benefits on stock compensation plans	73	29	91
Cancellation of shares for tax withholdings on options exercised	(685)	(102)	(55)
Reissuance of treasury shares in connection with restricted stock warrants	-	-	426
Reissuance of treasury shares in connection with stock options exercised	293	97	89
Treasury stock purchases	(7,550)	(5,660)	(6,780)
Cash paid for in the money stock options exercised	-	-	(2)
Cash dividends paid	(8,496)	(5,521)	(5,067)

Net cash provided by financing activities	68,999	19,427	25,046

Increase (decrease) in cash and cash equivalents	16,562	(30,839)	(21,551)
Cash and cash equivalents at beginning of year	30,679	61,518	83,069

Cash and cash equivalents at end of year	$47,241	$30,679	$61,518

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$18,741	$16,021	$19,020
Income taxes – net	2,532	2,460	5,073
Non-cash items:
Transfer of loans to other real estate owned	$3,379	$1,679	$2,539
Trade date accounting for securities purchased	-	-	(3,002)
Transfer of treasury shares to pay-off ESOP loan	-	12,410	-
In conjunction with the purchase acquisition detailed in Note C to the Consolidated Financial Statements:
Fair value of assets acquired, net of cash acquired	$-	$676,888	$-
Goodwill and core deposit	-	35,390	-
Fair value of liabilities assumed	-	664,310	-
Shares issued	-	81,430	-

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, other-than-temporary impairment of securities, goodwill, fair value of financial instruments, and income taxes.

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest-bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have maturities at date of purchase of 90 days or less.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities that are held principally for the purpose of trading in the near term are classified as “trading securities.” Trading securities are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock

The Company, as a member of the Federal Home Loan Bank of Boston (the “FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. Management reviews its investment in FHLBB stock for other-than-temporary impairment based upon an assessment of the ultimate recoverability of the par value. Management concluded that no other-than-temporary impairment charge was necessary as of December 31, 2013.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loans

The Company’s loan portfolio includes commercial and industrial (“C&I”), commercial real estate, construction, business banking C&I and commercial real estate, residential real estate, home equity and consumer segments. Loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield. In addition, discounts related to fair value adjustments for loan receivables acquired in a business combination or asset purchase are accreted into earnings over the contractual term as an adjustment of yield. If acquired loans experience credit quality deterioration after acquisition, the Company evaluates the difference between the contractually required payments at acquisition and the cash flows expected to be collected. Changes in the expected cash flows from the date of acquisition will impact the accretable yield and may also result in a charge to the provision for loan losses to the extent the cash flow shortfall is greater than the non-accretable amount.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

General component

The general component is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: C&I, commercial real estate, construction, business banking C&I and commercial real estate, residential real estate, home equity and consumer. Management uses an average of historical losses based on a time frame appropriate to capture relevant loss data for each loan class. This historical loss factor for each loan class is adjusted for the following qualitative factors: the levels/trends in delinquencies and non-accruals; levels and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This analysis establishes factors that are applied to each loan class to determine the amount of the general component of the allowance for loan losses. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2013.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, may have an effect on the credit quality in these loan segments.

Commercial real estate (including business banking) – Loans in these segments include income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located in our primary market area. The cash flows of the income-producing investment properties may be adversely impacted by a downturn in the economy as vacancy rates may increase, which in turn, will have an effect on credit quality. Generally management obtains annual financial information for borrowers with loans in excess of $250 in these segments. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending may have an adverse effect on credit quality.

Construction loans – Loans in this segment primarily include land loans to local individuals, contractors and developers for developing the land for sale or for making improvements thereon. Repayment is derived from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price, whether initial estimates of value are accurate and cost overruns. To a lesser extent this class includes commercial development projects we finance which in most cases have an interest-only phase during construction and then convert to permanent financing. Credit risk is affected by cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

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

Consumer loans – Loans in this segment may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile or mobile home). The overall health of the

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

economy, including unemployment rates and housing prices, may have an effect on the credit quality in this loan segment.

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

Reserve for Unfunded Commitments

The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. The reserve for unfunded commitments is included in other liabilities and was $142 and $213 at December 31, 2013 and 2012.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Goodwill

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed. Goodwill is not amortized but is assessed for impairment annually or more frequently if circumstances warrant.

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, that the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2013, management determined that it was not more likely than not that the fair value of the reporting unit (the consolidated Company) was less than its carrying amount. If management had determined otherwise, the following two-step process would have been completed to determine the impairment and necessary write-down of goodwill.

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

December 31, 2013, 2012 and 2011

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

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value net of any deferred fees or loans. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

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

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

In 2007, the Company established an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain employees that provides benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. This plan is nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Company. Therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor. The Company recognizes the plan’s un-funded status as a liability with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”) to the extent not previously recognized in earnings. Actuarial gains and losses and prior service costs or credits are recognized as a component of AOCI.

As part of the acquisition of New England Bancshares, Inc. (further described in Note B), the Company assumed a defined benefit multi-employer pension plan. Disclosures for this plan are provided in Note M.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax bases of the Company’s assets and liabilities and certain tax carryforwards at enacted tax rates.

The provision for deferred income taxes is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was necessary at December 31, 2013 or 2012 for deferred tax assets.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company reports interest and penalties associated with tax obligations in other non-interest expense. The Company does not have any uncertain tax positions at December 31, 2013 and 2012 which require accrual or disclosure.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2013. The years open to examination by state taxing authorities vary by jurisdiction. No years prior to 2010 are open.

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

Employee Stock Ownership Plan

The Company’s ESOP was terminated on December 31, 2012. Prior to this, compensation expense for the ESOP was recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognized compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP was reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP was recorded as an adjustment to additional paid-in capital. Cash dividends received on shares held in suspense were applied to the scheduled annual debt payment.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The components of accumulated other comprehensive income (loss) are as follows:

December 31, 2013:	Gross Amount	Tax Effect	Net of Tax
Unrealized loss on securities available for sale	$(501)	$213	$(288)
Pension liability	(1,358)	555	(803)

Total accumulated other comprehensive loss	$(1,859)	$768	$(1,091)

December 31, 2012:	Gross Amount	Tax Effect	Net of Tax
Unrealized gain on securities available for sale	$10,147	$(3,847)	$6,300
Pension liability	(1,432)	533	(899)

Total accumulated other comprehensive income	$8,715	$(3,314)	$5,401

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Amounts reported for prior periods are reclassified as necessary to be consistent with the current-period presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line item of net income. The Company adopted this ASU in the first quarter of 2013 and there was no impact on the Company’s consolidated financial results as the amendments relate only to disclosures in the consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This update eliminates the effective yield election and permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented. The amendments in this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU, but does not expect that it will have a material effect on the Company’s consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Concluded

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact if adopting this ASU, but does not expect that it will have a material effect on the Company’s consolidated financial statements.

NOTE B – MERGERS

On November 15, 2013, the Company and Rockville Financial, Inc. (“Rockville Financial”), the parent company of Rockville Bank (“Rockville Bank”), announced the signing of a definitive agreement under which Rockville Financial will acquire the Company in an all-stock transaction valued at $369,000, based on the closing price of Rockville Financial common stock of $13.62 on November 14, 2013.

Under the terms of the definitive merger agreement, the Company’s shareholders will receive 1.3472 shares of Rockville Financial common stock for each share of the Company’s common stock. Upon closing, Rockville Financial shareholders will own approximately 49% of stock in the combined company and United Financial Bancorp, Inc. shareholders will own approximately 51%.

The transaction, which has been approved by the boards of directors of both the Company and Rockville Financial, is expected to close by mid-year 2014. The transaction is subject to approval by shareholders from both companies, regulatory approval and other customary closing conditions.

On November 16, 2012, the Company acquired New England Bancshares, Inc. (“NEBS”), the holding company for New England Bank. The transaction qualified as a tax-free

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE B – MERGERS – Continued

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

The Company recorded merger and acquisition expenses associated with the aforementioned transactions of $879 and $4,952, during the years ended December 31, 2013 and 2012, respectively.

The Company accounted for the aforementioned NEBS transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations” (ASC 805). The Company’s results of operations include NEBS from the date of acquisition. Additionally, ASC 805 requires an acquirer to recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE B – MERGERS – Concluded

As noted above, the Company acquired loans with a fair value of $553,983. Included in this amount was $9,911 of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non-accretable credit discount of $2,870, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date. As of December 31, 2013 and 2012, the carrying amount of these loans with evidence of credit deterioration at the acquisition date was $4,457 and $7,024 and the remaining non-accretable discount was $1,243 and $2,870, respectively.

NOTE C – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, these reserve balances amounted to $4,012 and $6,990, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized
		Gain	Losses	Fair Value
Securities Available for Sale

December 31, 2013:
Debt Securities:
Government-sponsored enterprises	$2,099	$-	$(248)	$1,851
Government-sponsored and government- guaranteed mortgage-backed securities	236,004	4,836	(4,386)	236,454
Municipal bonds	25,902	269	(1,453)	24,718
Corporate bonds	1,125	481	-	1,606

Total	$265,130	$5,586	$(6,087)	$264,629

Securities Available for Sale

December 31, 2012:
Debt Securities:
Government-sponsored enterprises	$3,234	$2	$(3)	$3,233
Government-sponsored and government- guaranteed mortgage-backed securities	248,370	9,836	(444)	257,762
Private label mortgage-backed securities	2,568	54	(56)	2,566
Municipal bonds	28,713	595	(481)	28,827
Corporate bonds	1,290	644	-	1,934

Total	$284,175	$11,131	$(984)	$294,322

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Continued

	Amortized Cost	Unrealized
		Gain	Losses	Fair Value
Securities Held to Maturity
December 31, 2013:
Government-sponsored and government- guaranteed mortgage-backed securities	$78,686	$1,130	$(767)	$79,049
Private label mortgage-backed securities	50	1	-	51
Industrial revenue bonds	26,361	-	-	26,361
State of Israel bonds	175	-	-	175
Municipal bonds	5,913	166	-	6,079

Total	$111,185	$1,297	$(767)	$111,715

Securities Held to Maturity
December 31, 2012:
Government-sponsored and government- guaranteed mortgage-backed securities	$57,986	$2,214	$-	$60,200
Private label mortgage-backed securities	79	2	-	81
Industrial revenue bonds	18,847	-	-	18,847
State of Israel bonds	150	-	-	150
Municipal bonds	5,924	472	-	6,396

Total	$82,986	$2,688	$-	$85,674

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.

As of December 31, 2013, the Bank has pledged securities with an amortized cost of $124,699 and a fair value of $126,347 to secure municipal deposits, reverse repurchase agreements, treasury, tax and loan deposits at the Federal Reserve Bank of Boston and customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the FHLBB, as discussed further in Note H.

Gross unrealized losses and fair values at December 31, 2013 and 2012 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Continued

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
2013:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,851	$(248)	$-	$-	5	$1,851	$(248)
Government-sponsored and government- guaranteed mortgage-backed securities	101,067	(3,206)	32,066	(1,180)	132	133,133	(4,386)
Municipal bonds	8,208	(476)	10,963	(977)	47	19,171	(1,453)

Total	$111,126	$(3,930)	$43,029	$(2,157)	184	$154,155	$(6,087)

Securities Held to Maturity
Government-sponsored and government- guaranteed mortgage-backed securities	$36,488	$(767)	$-	$-	10	$36,488	$(767)

Total	$36,488	$(767)	$-	$-	10	$36,488	$(767)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
2012:
Securities Available for Sale
Debt Securities:
Government-sponsored enterprises	$1,998	$(3)	$-	$-	5	$1,998	$(3)
Government-sponsored and government- guaranteed mortgage-backed securities	41,537	(444)	-	-	81	41,537	(444)
Private label mortgage-backed securities	1,671	(56)	-	-	9	1,671	(56)
Municipal bonds	16,293	(481)	-	-	38	16,293	(481)

Total	$61,499	$(984)	$-	$-	133	$61,499	$(984)

There were no securities classified as held to maturity in an unrealized loss position as of December 31, 2012.

Management evaluated the securities in the preceding tables and has determined that no declines in the fair value of the Company’s security portfolio are deemed to represent other-than-temporary impairment (“OTTI”) as of December 31, 2013. In 2012, management recognized a pre-tax, non-cash OTTI charge of $165 for on a corporate bond. Management based its assessment on the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the bond had been in a loss position, the size of the loss position and other meaningful information. The OTTI charge was credit related and charged to

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE D – INVESTMENT SECURITIES – Concluded

earnings, with no amount recognized in other comprehensive income. Management has concluded that no other securities have experienced impairments that are other-than-temporary.

In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, the credit rating on the securities, credit outlook, payment status and financial condition, the length of time the bond has been in a loss position, the size of the loss position, our intent and ability to hold the securities to expected recovery of value and other meaningful information. The Company does not intend to sell any impaired debt securities and is unlikely to be required to sell any impaired security before its maturity or market price recovery.

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2013	2012	2011
Proceeds from sales/calls	$6,262	$7,846	$2,500
Gross gains	309	267	1
Gross losses	(82)	(13)	-

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2013, are shown below. Actual maturities will differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$125	$125
Due from one year to five years	2,096	2,155	810	843
Due from five years to ten years	15,870	15,237	1,534	1,582
Due after ten years	11,160	10,783	29,980	30,065

	29,126	28,175	32,449	32,615
Mortgage-backed securities	236,004	236,454	78,736	79,100

	$265,130	$264,629	$111,185	$111,715

Maturities are based on the final contractual payment dates, and do not reflect the impact of potential prepayments or early redemptions. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET

The components of loans are as follows at December 31:

	2013	2012
Commercial:
Commercial and industrial	$293,094	$306,192
Commercial real estate	862,596	814,692
Construction	62,811	52,778
Consumer:
Residential real estate	466,604	441,874
Home equity	179,502	179,039
Consumer	17,232	21,501

Total loans	1,881,839	1,816,076
Net deferred loan costs and fees	2,640	3,414
Allowance for loan losses	(13,413)	(12,089)

Loans, net	$1,871,066	$1,807,401

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

The Company has transferred a portion of its originated commercial real estate, construction and commercial and industrial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2013 and 2012, the Company was servicing loans for participants aggregating $81,036 and $57,722, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

As of December 31, 2013 and 2012, there were two transfers of financial assets that do not meet the requirement of a participating interest and are accounted for as secured borrowings in the amount of $2,589 and $2,444, respectively. Secured borrowings are accounted for as long-term debt on the consolidated balance sheets.

Certain officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness, in the form of loans, as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers unrelated to the Company and did not involve more than the normal risk of collectibility.

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	December 31,
	2013	2012
Beginning balance	$3,305	$2,230
New loans	361	1,670
Repayments	(487)	(595)

Ending balance	$3,179	$3,305

In 2013 and 2012, the Company recognized proceeds of $8,343 and $18,193, respectively, from sales of residential mortgage loans originated for the purpose of selling them in the secondary market. Loans serviced by the Company for others totaled $87,372 and $98,155 at December 31, 2013 and 2012, respectively. The balances of mortgage servicing rights related to such loans were not material to the consolidated financial statements at December 31, 2013 and 2012.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

A summary of the activity pertaining to the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Commercial and Industrial	Commercial Real Estate	Construction	Business Banking
				Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
Balance at December 31, 2010	$2,801	$5,000	$668	$-	$-	$740	$623	$155	$-	$9,987
Charge-offs	(1,556)	(589)	(78)	-	-	(139)	(24)	(6)	-	(2,392)
Recoveries	235	52	3	-	-	-	-	5	-	295
Provision (credit)	1,966	1,109	267	-	-	65	(125)	(40)	-	3,242

Balance at December 31, 2011	3,446	5,572	860	-	-	666	474	114	-	11,132
Charge-offs	(637)	(870)	(127)	(128)	(52)	(246)	(225)	(79)	-	(2,364)
Recoveries	125	45	1	2	-	-	-	9	-	182
Provision (credit)	(254)	750	(24)	914	758	182	134	39	640	3,139

Balance at December 31, 2012	2,680	5,497	710	788	706	602	383	83	640	12,089
Charge-offs	(839)	(1,349)	-	(123)	(122)	(389)	(89)	(67)	-	(2,978)
Recoveries	25	90	-	-	-	60	6	29	-	210
Provision (credit)	1,189	2,070	385	(11)	(51)	532	74	18	(114)	4,092

Balance at December 31, 2013	$3,055	$6,308	$1,095	$654	$533	$805	$374	$63	$526	$13,413

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

Further information pertaining to the allowance for loan losses at December 31, 2013 and 2012 is as follows:

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2013:
Amount of allowance for loan losses for loans individually evaluated for impairment and deemed to be impaired	$28	$-	$99	$-	$-	$-	$-	$-	$-	$127

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$3,027	$6,308	$996	$654	$533	$805	$374	$63	$526	$13,286

Financing Receivables:
Total loans	$261,692	$787,103	$62,811	$31,402	$75,493	$466,604	$179,502	$17,232	$-	$1,881,839

Loans individually evaluated for impairment and deemed to be impaired	$4,107	$8,212	$-	$-	$-	$-	$-	$-	$-	$12,319

Loans not deemed to be impaired and collectively evaluated for impairment	$257,353	$777,660	$62,532	$31,402	$75,493	$466,604	$179,502	$17,232	$-	$1,867,778

Loans acquired with deteriorated credit quality and deemed to be impaired	$232	$1,231	$279	$-	$-	$-	$-	$-	$-	$1,742

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

				Business Banking
	Commercial and Industrial	Commercial Real Estate	Construction	Commercial and Industrial	Commercial Real Estate	Residential	Home Equity	Consumer	Unallocated	Total
At December 31, 2012:
Amount of allowance for loan losses for loans individually evaluated for impairment and deemed to be impaired	$32	$-	$-	$-	$-	$-	$-	$-	$-	$32

Amount of allowance for loan losses for loans not deemed to be impaired and collectively evaluated for impairment	$2,648	$5,497	$710	$788	$706	$602	$383	$83	$640	$12,057

Financing Receivables:
Total loans	$272,789	$732,272	$52,778	$33,403	$82,420	$441,874	$179,039	$21,501	$-	$1,816,076

Loans individually evaluated for impairment and deemed to be impaired	$5,943	$3,882	$591	$-	$-	$-	$-	$-	$-	$10,416

Loans not deemed to be impaired and collectively evaluated for impairment	$266,091	$722,470	$51,838	$33,403	$82,420	$441,874	$179,039	$21,501	$-	$1,798,636

Loans acquired with deteriorated credit quality and deemed to be impaired	$755	$5,920	$349	$-	$-	$-	$-	$-	$-	$7,024

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of past due loans at December 31, 2013 and 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	90 Days or More Past Due and Accruing
At December 31, 2013:
Commercial:
Commercial and industrial	$2,696	$753	$2,431	$5,880	$287,214	$293,094	$-
Commercial real estate	6,169	2,841	4,909	13,919	848,677	862,596	-
Construction	160	116	279	555	62,256	62,811	-
Consumer:
Residential real estate	8,292	2,525	3,180	13,997	452,607	466,604	-
Home equity	1,074	239	1,157	2,470	177,032	179,502	-
Consumer	329	129	64	522	16,710	17,232	-

Total	$18,720	$6,603	$12,020	$37,343	$1,844,496	$1,881,839	$-

At December 31, 2012:
Commercial:
Commercial and industrial	$3,974	$1,155	$4,442	$9,571	$296,621	$306,192	$-
Commercial real estate	6,326	1,136	5,351	12,813	801,879	814,692	-
Construction	2,853	-	-	2,853	49,925	52,778	-
Consumer:
Residential real estate	11,760	2,450	2,615	16,825	425,049	441,874	-
Home equity	1,044	161	137	1,342	177,697	179,039	-
Consumer	329	35	120	484	21,017	21,501	-

Total	$26,286	$4,937	$12,665	$43,888	$1,772,188	$1,816,076	$-

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of impaired loans at December 31, 2013 and 2012:

	At December 31, 2013			At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,449	$3,471		$6,666	$6,997
Commercial real estate	9,443	10,842		9,802	10,736
Construction	-	-		940	940
Consumer:
Residential real estate	-	-		-	-
Home Equity	-	-		-	-
Consumer	-	-		-	-

Total	$12,892	$14,313		$17,408	$18,673

With an allowance recorded:
Commercial and industrial	890	890	$28	32	32	$32
Commercial real estate	-	-	-	-	-	-
Construction	279	279	99	-	-	-

Total	$1,169	$1,169	$127	$32	$32	$32

Total impaired loans	$14,061	$15,482	$127	$17,440	$18,705	$32

Loans acquired from NEBS and CNB Financial Corp. (“CNB Financial”) that are impaired at December 31, 2013 and 2012, are included in the above table.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following summaries of information pertaining to impaired and non-accrual loans:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Average Recorded Investment on Impaired Loans	Interest Income		Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$5,985	$512	$332	$4,725	$21	$21
Commercial real estate	6,864	181	10	4,158	72	17
Construction	693	7	-	735	25	-
Consumer:
Residential real estate	-	39	39	-	5	5
Home Equity	-	9	9	-	-	-
Consumer	-	2	2	-	1	1

Total	$13,542	$750	$392	$9,618	$124	$44

	Year Ended December 31, 2011
	Average Recorded Investment on Impaired Loans	Interest Income
		Recognized	Recognized on a Cash Basis
Commercial:
Commercial and industrial	$3,580	$36	$36
Commercial real estate	4,370	152	147
Construction	1,011	40	28
Consumer:
Residential real estate	1,536	63	63
Home Equity	82	7	7
Consumer	94	7	7

Total	$10,673	$305	$288

No additional funds are committed to be advanced in connection with impaired and non-accrual loans.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

The following is a summary of non-accrual loans as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Commercial:
Commercial and industrial	$2,663	$5,538
Commercial real estate	8,640	5,596
Construction	279	349
Consumer:
Residential real estate	3,212	2,970
Home equity	1,157	137
Consumer	64	120

Total	$16,015	$14,710

The following represents modifications that were deemed to be troubled debt restructures for the years ended December 31, 2013 and 2012:

	Number of Contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
Troubled Debt Restructurings
For the Year Ended December 31, 2013:
Commercial and industrial	3	$2,013	$1,580
Commercial real estate	2	2,452	2,742

Total	5	$4,465	$4,322

For the Year Ended December 31, 2012:
Commercial and industrial	1	$140	$140
Commercial real estate	4	1,211	1,211
Construction	2	613	613

Total	7	$1,964	$1,964

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

In 2013, the modifications provided are to three unrelated commercial borrowers. One of the restructures was part of an agreement with the customer whereby the Bank received a cash paydown, the maturity was extended and the interest rate was lowered. In the second restructure, the maturity was extended and the interest rate was lowered. In the third restructure, debt was consolidated, new monies were extended to pay taxes and the maturity was extended.

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

As of December 31, 2013 and 2012, there have been no TDRs that have subsequently defaulted (defined as thirty or more days past due) within one year of modification.

At December 31, 2013, the Bank was committed to advance an additional $41 on TDR loans.

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

December 31, 2013, 2012 and 2011

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

The following table presents the Company’s loan class by internally assigned grades:

	At December 31, 2013
	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial:
Grade:
Pass	$268,359	$811,192	$58,263	$1,137,814
Special Mention	6,175	24,185	1,428	31,788
Substandard	18,495	27,219	3,120	48,834
Doubtful	65	-	-	65

Total	$293,094	$862,596	$62,811	$1,218,501

	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$463,392	$178,344	$17,168	$658,904
Special Mention	-	-	-	-
Substandard	3,212	1,158	64	4,434
Doubtful	-	-	-	-

Total	$466,604	$179,502	$17,232	$663,338

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Continued

	At December 31, 2012
	Commercial & Industrial	Commercial Real Estate	Construction	Total
Commercial:
Grade:
Pass	$275,279	$762,240	$46,196	$1,083,715
Special Mention	14,788	29,092	1,632	45,512
Substandard	15,472	23,360	4,950	43,782
Doubtful	653	-	-	653

Total	$306,192	$814,692	$52,778	$1,173,662

	Residential	Home Equity	Consumer	Total
Consumer:
Grade:
Pass	$439,201	$178,920	$21,382	$639,503
Special Mention	-	-	-	-
Substandard	2,673	119	119	2,911
Doubtful	-	-	-	-

Total	$441,874	$179,039	$21,501	$642,414

The following is a summary of loans acquired with evidence of credit deterioration from NEBS as of December 31, 2013:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)	Non- Accretable Discount	Accretable Yield (2)	Loans Receivable
Balance at acquisition date of November 16, 2012	$9,911	$7,041	$2,870	$-	$7,041
2012 Collections	(17)	(17)	-	-	(17)

Balance as of December 31, 2012	9,894	7,024	2,870	-	7,024
2013 Collections	(2)	(2)	-	-	(2)
Impairment	-	(329)	329	-	(329)
Transfer to accretable yield	-	1,264	(1,268)	1,268	1,264
Transfer to business banking unit	(421)	(421)	-	-	(421)
Paid off	(2,934)	(2,242)	(688)	-	(2,242)
Transfer to OREO	(637)	(637)	-	-	(637)
Charged off	(200)	(200)	-	-	(200)

Balance as of December 31, 2013	$5,700	$4,457	$1,243	$1,268	$4,457

(1)	The Company has not factored any prepayments into the expected cash flows.

(2)	The Company has not yet recognized any of the accretable yield in earnings.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE E – LOANS, NET – Concluded

The following is a summary of acquired impaired loan information for CNB Financial as of December 31, 2013:

	Contractual Required Payments Receivable	Cash Expected To Be Collected (1)		Non- Accretable Difference	Accretable Yield	Loans Receivable
Balance as of December 31, 2010	$1,140	$172		$968	$-	$172
2011 Collections	(37)	(37)		-	-	(37)
Impairment	-	(135)	(2)	-	-	(135)
Transfer to accretable yield	-	-		(100)	100	-
Accretable yield recognized in earnings	-	-		-	(100)	-
Disposition	(1,103)	-		(868)	-	-

Balance as of December 31, 2011, 2012 and 2013	$-	$-		$-	$-	$-

(1)	The Company has not factored any prepayments into the expected cash flows.

(2)	Amount represents a full reserve against the remaining net book value of the loan due to uncollectibility.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE F – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2013	2012	Estimated Useful Lives
Land and improvements	$4,182	$3,642
Buildings and improvements	17,864	15,140	25-40 Years
Leasehold improvements	2,598	3,078	Lesser of useful life or term of lease
Furniture and equipment	7,343	7,320	3-10Years
Assets under capitalized leases	5,359	5,359	Lesser of lease term or useful life

	37,346	34,539
Less accumulated depreciation and amortization	(11,760)	(9,475)

	$25,586	$25,064

Depreciation and amortization expense, including amortization for capitalized leases, totaled $2,854, $1,865 and $1,320 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company leases twenty-one of its branches, two ATM facilities, two loan production offices, one financial services office and a new wing added to the main office. These premises and eighteen of the branches are all categorized as operating leases. The Company also entered into capital lease obligations for three of its branches. Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $2,362, $1,474 and $1,302, respectively. The leases, which are non-cancelable, expire at various dates through 2034.

Future minimum rental commitments under the terms of these leases are as follows:

	Operating Leases	Capital Leases	Total
Years ending December 31,
2014	$2,182	$423	$2,605
2015	2,145	424	2,569
2016	1,935	424	2,359
2017	1,600	424	2,024
2018	1,404	424	1,828
Thereafter	10,468	4,804	15,272

Total minimum lease payments	$19,734	6,923	$26,657

Less interest included above		(2,384)

Capitalized lease obligations		$4,539

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE G – DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2013	2012
Demand	$342,000	$307,302
NOW	92,696	87,983
Savings	342,605	350,188
Money market	435,171	395,293
Certificates of deposit	734,012	707,409

	$1,946,484	$1,848,175

At December 31, 2013, the scheduled maturities of time deposits are as follows:

	Time Deposits
	≥ $100	< $100	Total (1)
2014	$231,928	$196,164	$428,092
2015	90,908	77,119	168,027
2016	32,794	16,844	49,638
2017	28,732	24,720	53,452
2018	22,015	9,828	31,843

Total	$406,377	$324,675	$731,052

(1)	Includes brokered deposits in the amount of $20,045 and excludes the unamortized fair value adjustment balance of $2,960 recorded in connection with the acquisition of NEBS.

Interest expense on deposits, classified by type, is as follows:

	Years Ended December 31,
	2013	2012	2011
NOW	$277	$204	$159
Regular savings	1,196	1,328	1,694
Money market	1,603	1,501	1,963
Certificates of deposit	8,320	7,433	8,633

Total	$11,396	$10,466	$12,449

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE H – SHORT-TERM BORROWINGS

Federal Home Loan Bank of Boston Advances

There was one FHLBB advance with an original maturity of less than one year in the amount of $20,000 with a rate of 0.16% at December 31, 2013. At December 31, 2012, there were two FHLBB advances with an original maturity of less than one year that totaled $30,000 with a weighted average rate of 0.32%. The Company has an available line of credit with the FHLBB at an interest rate that adjusts daily. There were no borrowings against the line of credit at December 31, 2013 and 2012. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally mortgage loans and U.S. Government and federal agency securities in an aggregate amount equal to outstanding advances. The Company’s unused borrowing capacity with the FHLBB, excluding its available line of credit balance of $12,000, at December 31, 2013 was approximately $217,041.

Repurchase Agreements

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. These customer repurchase agreements amounted to $41,555 and $49,229 at December 31, 2013 and 2012, respectively, at a weighted average rate of 0.33% and 0.57%, respectively. Interest expense for 2013, 2012 and 2011 was $42, $55 and $121, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

NOTE I – LONG-TERM DEBT

Federal Home Loan Bank of Boston Advances

Advances outstanding (together with year of maturity) at December 31, 2013 and 2012 consisted of the following:

	2013		2012
	Amount (1)	Weighted Average Rate	Amount (1)	Weighted Average Rate
2013	$-	-	$39,914	4.05%
2014	13,000	2.90%	13,000	2.90%
2015	8,756	0.55%	-	-
2016	18,827	1.28%	9,689	1.56%
2017	33,000	2.89%	33,000	2.89%
2018	17,758	2.15%	5,000	3.75%
Thereafter	27,722	1.96%	10,000	1.50%

	$119,063	2.14%	$110,603	3.11%

(1)	Excludes the fair value adjustment of $600 and $922 at December 2013 and 2012, respectively, recorded in connection with the acquisition of CNB Financial.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE I – LONG-TERM DEBT – Continued

At December 31, 2013, advances in the amount of $21,000 are callable at the option of the FHLBB at various dates through 2014.

Subsequent to the acquisition of NEBS in the 2012 period, the Company paid off all of the FHLBB advances that it had acquired. No prepayment expense was recorded on these payoffs as the Company released the fair value adjustment of $2,299 on these advances to offset the prepayment penalties charged by the FHLBB.

Secured Borrowings

As of December 31, 2013 and 2012, there were two transfers of financial assets that do not meet the definition of a participating interest and are accounted for as secured borrowings in the amount of $2,589 and $2,444, respectively. Secured borrowings are accounted for as long-term debt on the consolidated balance sheets.

Reverse Repurchase Agreements

The Company secured two structured term reverse repurchase agreements in the amount of $10,000 each through another financial institution in 2008 and 2009. The reverse repurchase agreement entered into in 2008 for $10,000 matures in 2018, is callable on any quarterly payment date and has a rate of 2.73%. The reverse repurchase agreement entered into in 2009 for $10,000 matures in 2019, is callable in 2014 and has a rate of 2.44%. Interest expense for 2013, 2012 and 2011 was $526, $526 and $538, respectively. All of the repurchase agreements are secured by government-sponsored and government-guaranteed mortgage-backed securities.

Subordinated Debentures

The Company assumed subordinated debt as a result of the acquisition of CNB Financial in 2009 in the form of trust preferred securities issued through a private placement offering with a face amount of $7,732. The Company recorded a fair value acquisition discount of $2,383 on November 30, 2009. The remaining unamortized discount was $1,773 at December 31, 2013. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2013 was 2.09%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

The Company assumed subordinated debt as a result of the acquisition of NEBS in 2012 in the form of trust preferred securities issued through a private placement offering with a face

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE I – LONG-TERM DEBT – Concluded

amount of $4,124. The subordinated debt bore a floating rate of interest that repriced quarterly at the 3-month LIBOR rate plus 1.90%. The interest rate at December 31, 2012 was 2.21%. The Company redeemed this issue at par on February 23, 2013.

NOTE J – INCOME TAXES

The provision for federal and state income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Current tax (benefit) provision:
Federal	$(2,880)	$3,188	$6,177
State	43	1,793	1,700

	(2,837)	4,981	7,877

Deferred tax provision (benefit):
Federal	7,169	(177)	(3,293)
State	2,130	(1,009)	(906)

	9,299	(1,186)	(4,199)

Provision for income taxes	$6,462	$3,795	$3,678

The following table summarizes the difference between the statutory federal income tax rate and the effective rate:

	Years Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.9	6.9	3.5
Stock-based compensation	0.5	1.9	0.9
Tax-exempt obligations	(3.5)	(8.5)	(4.1)
Tax credits	(8.1)	(21.6)	(8.0)
Bank owned life insurance	(3.0)	(7.6)	(3.5)
Non-deductible acquisition expenses	0.7	11.9	-
ESOP termination expense	-	28.3	-
Other, net	(0.4)	4.8	0.9

Effective tax rate	27.1%	51.1%	24.7%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES – Continued

The components of the net deferred tax asset are as follows:

	December 31,
	2013	2012
Deferred tax asset:
Federal	$16,477	$22,632
State	5,084	6,072

	21,561	28,704

Deferred tax liability:
Federal	(4,416)	(6,989)
State	(2,184)	(1,537)

	(6,600)	(8,526)

Net deferred tax asset:	$14,961	$20,178

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	At December 31,
	2013	2012
Cash basis of accounting	$232	$(410)
Investments:
Net unrealized loss (gain) on securities available for sale	213	(3,847)
Impairment losses	622	1,056
Partnerships and other investments	(975)	(388)
Retirement benefits	555	533
Depreciation	219	148
Purchase accounting adjustments	373	2,812
Allowance for loan losses	5,896	4,938
Employee benefit plans	3,582	3,726
Market value adjustment on loans	3,183	10,446
Net operating loss carryforward	1,162	1,162
Other	(101)	2

Net deferred tax asset	$14,961	$20,178

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE J – INCOME TAXES – Concluded

A summary of the change in the net deferred tax asset is as follows:

	At December 31,
	2013	2012
Balance at beginning of year	$20,178	$14,006
Expense (benefit)	(9,299)	1,186
Recorded due to acquisition of NEBS	-	4,256
Tax effect of changes in accumulated other comprehensive income (loss)	4,082	730

Balance at end of year	$14,961	$20,178

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

NOTE K – EARNINGS PER SHARE

The calculation of basic earnings per common share (“EPS”) and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 is presented below.

	Years Ended December 31,
	2013	2012	2011
Net income	$17,402	$3,628	$11,184

Weighted average common shares applicable to basic EPS (1)	19,779,667	15,234,896	14,929,714
Effect of dilutive potential common shares (2) (3)	293,552	186,881	268,988

Weighted average common shares applicable to diluted EPS	20,073,219	15,421,777	15,198,702

Earnings per share:
Basic	$0.88	$0.24	$0.75
Diluted	$0.87	$0.24	$0.74

(1)	Share-based compensation awards that qualify as participating securities (entitled to receive non-forfeitable dividends) are included in basic EPS.

(2)	For the years ended December 31, 2013, 2012 and 2011, options to purchase 131,764; 241,300 and 233,390 shares, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

(3)	Includes incremental shares related to dilutive stock options.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The Company’s 2006 Stock-Based Incentive Plan (the “2006 Incentive Plan”) was approved by shareholders at the Company’s Annual Meeting held in July 2006. The 2006 Incentive Plan will remain in effect for a period of ten years and provides for the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options or stock appreciation rights. As of a result of the Company’s second-step conversion and offering completed in December 2007 and in accordance with provisions in the 2006 Incentive Plan, the total number of shares authorized for grant, the number of stock options outstanding and the exercise prices for outstanding options were adjusted by an exchange ratio of 1.04079. Employees and outside directors of the Company are eligible to receive awards under the 2006 Incentive Plan. The holders of restricted stock awards have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the 2006 Incentive Plan, all outstanding stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED INCENTIVE PLANS – Continued

model. The Black-Scholes model requires the Company to provide estimates of the expected term, volatility of the underlying stock, the stock’s dividend yield and the discount rate. The Company intends to utilize previously repurchased shares to satisfy stock option exercises.

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date. Restricted stock awards generally vest based upon continuous service with the Company over the five year period following the grant date. During the vesting period, participants are entitled to dividends for all awards.

A combined summary of activity in the Company’s incentive plans for the years ended December 31, 2013 and 2012 is presented in the following table:

	Shares Available for Grant	Stock Awards Outstanding		Stock Options Outstanding
		Number of Shares	Weighted- Average Grant Value	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2011	348,629	167,050	$12.42	1,660,915	$12.43
Granted	(108,500)	29,500	15.09	79,000	15.03
Stock options exercised	-	-	-	(99,251)	12.18
Shares vested	-	(74,950)	12.08	-	-
Forfeited	35,100	(7,000)	11.81	(28,100)	12.30
Cancelled	11,524	(1,000)	11.66	(10,524)	11.69

Balance at December 31, 2012	286,753	113,600	13.38	1,602,040	12.59
Granted	(7,500)	-	-	7,500	15.04
Stock options exercised	-	-	-	(532,949)	12.72
Shares vested	-	(74,850)	12.35	-	-
Cancelled	483	-	-	(483)	14.87

Balance at December 31, 2013	279,736	38,750	$15.36	1,076,108	$12.54

During 2013, the Company granted 7,500 stock options to certain employees under the 2008 Incentive Plan. The stock options had a weighted average value of $3.27 per share, with a total grant date fair value of $25. The Company did not grant any restricted shares during 2013.

During 2012, the Company granted 79,000 stock options and 29,500 restricted shares to certain employees under the 2008 Incentive Plan. The stock options had a weighted average value of $3.37 per share, with a total grant date fair value of $266. The restricted shares had a weighted average value of $15.09 per share, with a total grant date fair value of $445.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE L – STOCK-BASED INCENTIVE PLANS – Concluded

The Company’s total compensation cost for shared-based payment arrangements was $1,045, $1,453 and $1,891 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded excess tax benefits on stock compensation plans of $73, $29 and $91 for the years ended December 31, 2013, 2012 and 2011, respectively, related to the recognition of the shared-based compensation expense. As of December 31, 2013, compensation costs related to non-vested stock awards and options totaling $1,205 have not been recognized. These costs will be recognized over an estimated weighted average period of 2.7 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2013, 2012 and 2011.

	2013	2012	2011
Weighted average fair value	$3.27	$3.37	$4.00
Expected term (short-cut method)	6.50 years	6.50 years	6.50 years
Volatility	29.03%	29.67%	28.76%
Expected dividend yield	2.66%	2.57%	2.25%
Weighted average risk-free interest rate	1.30%	1.20%	2.14%

A summary of stock options outstanding and exercisable at December 31, 2013 is as follows:

	Stock Options
	Outstanding	Exercisable
Total number of shares	1,076,108	947,558
Weighted average exercise price	$12.54	$12.24
Aggregate intrinsic value	$6,837	$6,303
Weighted average remaining contractual term	4.4 years	3.9 years

NOTE M – EMPLOYEE BENEFIT PLANS

Senior Executive Retirement Plan

The Company has entered into Executive Supplemental Compensation Agreements (the “Agreements”) with certain of its current and former officers. The estimated amount to be paid under the Agreements is accrued over the executive’s active employment from the time the agreement is signed to the date of full eligibility. Effective October 1, 2007, the Company consolidated the Agreements of current senior executives into a SERP. The Company continues to maintain the Agreements for certain former officers. The liability associated with the Agreements was $828 and $911 at December 31, 2013 and 2012, respectively, and is

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

included in accrued expenses and other liabilities in the consolidated balance sheets. Included in this liability at December 31, 2013 and 2012 is an additional $224 and $243, respectively, as a result of the NEBS acquisition. The expense for the Agreements was $43, $35 and $36 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. Effective October 1, 2007, the Board of Directors adopted a Director Retirement Plan to replace the Directors Fee Continuation Plan. Current directors who are participants in the Directors Fee Continuation Plan, the predecessor plan, will participate in the plan from the effective date. Retired directors will continue to receive benefits under the Directors Fee Continuation Plan. At December 31, 2013 and 2012, the Company’s recorded liability for this plan amounted to $185 and $235, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company was not required to record an expense for the years ended December 31, 2013, 2012 and 2011.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

to 70% of the average annual director’s fees over the highest three years during a director’s final 10 years of service, and will be payable in 10 annual installments commencing within 60 days after the director’s separation from service.

In the event a participant has a separation from service prior to his normal retirement date (other than due to termination for cause, disability or death), the participant will be entitled to a lesser benefit payable in ten annual installments commencing at age 65. The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%. The supplemental benefit will commence on the director’s normal benefit date and will be payable in a lump sum, unless the director has elected, at the time of execution of the participation agreement, to receive an annuity or other form of benefit. A director’s benefit percentage will accelerate to 100% upon the director’s separation from service due to death, disability or a change in control. Effective December 1, 2011, the Board of Directors elected to freeze the Director Retirement Plan to new members of the Board of Directors. The Director Retirement Plan is accounted for as a defined benefit plan.

The following table summarizes the changes in the projected benefit obligation (“PBO”), the funded status of the PBO and the weighted average assumptions used to determine the benefit obligation for the SERP and Director Retirement Plan at December 31, 2013 and 2012. These plans had no assets at December 31, 2013 and 2012. Amounts recognized at December 31, 2013 and 2012 are reflected in accrued expenses and other liabilities on the consolidated balance sheets.

	At or For the Years Ended December 31,
	2013		2012
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Change in projected benefit obligation:
Beginning of period	$5,072	$1,149	$3,870	$1,205
Service cost	441	61	401	55
Interest cost	220	60	189	44
Actuarial (gain)/loss	(66)	297	3	25
Plan amendments	-	-	609	41
Benefits paid	(55)	(26)	-	(221)

End of period	$5,612	$1,541	$5,072	$1,149

Accrued benefit cost	$5,612	$1,541	$5,072	$1,149

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

	At or For the Years Ended December 31,
	2013		2012
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(975)	$(137)	$(1,174)	$(180)
Net gain/(losses)	182	(428)	116	(194)

Total	$(793)	$(565)	$(1,058)	$(374)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.00%	5.00%	4.00%	4.00%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

Components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2013		2012
	SERP	Director Retirement Plan	SERP	Director Retirement Plan
Periodic benefit cost:
Service cost	$441	$61	$401	$55
Interest cost	220	60	189	44

Total pension cost	661	121	590	99
Prior service cost amortization	200	43	200	43
Net loss amortization	-	62	-	48

Net periodic benefit cost	$861	$226	$790	$190

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.00%	4.25%	4.25%
Rate of compensation increase	5.00%	2.00%	5.00%	2.00%

The unrecognized prior service cost for the SERP is being amortized over a period of approximately seven years (estimated employee service life). The unrecognized prior service cost and net loss for the Director Retirement Plan are being amortized over a period of approximately six years. In 2014, approximately $200 and $43 in prior service cost for the

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

SERP and the Director Retirement Plan, respectively, is expected to be recognized as a component of net periodic benefit cost. In 2014, approximately $52 in unrecognized net loss for the Director Retirement Plan is expected to be recognized in net periodic benefit cost.

At December 31, 2013, the benefit payments expected to be paid in each of the next five years and the aggregate for the five fiscal years thereafter are as follows:

	SERP	Director Retirement Plan
Years ending December 31,
2014	$3,359	$512
2015	56	26
2016	1,219	366
2017	55	26
2018	56	391
2019 through 2023	278	439

Total for the next ten years	$5,023	$1,760

Except for the benefit payments expected to be paid, the Company does not expect to make contributions to these plans in 2014.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE M – EMPLOYEE BENEFIT PLANS – Continued

The Company terminated the ESOP plan effective December 31, 2012. A total of 357,053 shares were held in trust as of December 31, 2012 pending a favorable determination letter from the Internal Revenue Service prior to the distribution of these shares to participants. These shares were allocated to participants in 2013 and will be distributed to participants pending receipt of the aforementioned determination letter. As provided in the plan, the outstanding loans were repaid through the sale of 664,552 shares by the plan to the Company. Those shares were recorded as treasury shares at the December 31, 2012 closing price of $15.72. The Company reported compensation expense, equal to the average daily market price of the shares, as they were committed to be released from the suspense account. Total compensation expense applicable to the ESOP amounted to $0, $1,089 and $1,114 for the years ended December 31, 2013, 2012 and 2011, respectively. Total expense applicable to the termination of the ESOP was recorded in the amount of $4,482 for the year ended December 31, 2012. This is the value of accelerating the vesting of shares remaining after the loan was paid. The effect on capital of this expense was offset by credits to unearned compensation and additional paid in capital in stockholders’ equity.

Shares held by the ESOP Plans include the following:

	December 31,
	2013	2012	2011
Allocated	733,366	376,483	308,915
Committed to be released	-	357,053	71,709
Unallocated	-	-	1,021,504

	733,366	733,536	1,402,128

Cash dividends received on allocated shares were allocated to participants and cash dividends received on shares held in suspense were used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2013, 2012 and 2011 was $0, $0 and $16,436, respectively.

In connection with the acquisition of NEBS, the Company assumed the obligations of the New England Bank Employee Stock Ownership Plan (“NEB ESOP”). The NEB ESOP was terminated as of December 31, 2012 and all outstanding loan obligations under the plan were repaid. The Company received 128,469 of its shares from the NEB ESOP in satisfaction of the loan, resulting in the recognition of $284 in acquisition-related expenses for the year ended December 31, 2012. Those shares were recorded as treasury shares on the date of the payment. Participant shares in the plan totaled 220,245 shares at both December 31, 2013 and 2012. These shares were being held in trust at December 31, 2013 pending a positive determination from the Internal Revenue Service prior to distribution to participants.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2013 is 111.6% per the actuarial valuation reports. Market value of plan assets reflects contributions received through June 30, 2013.

The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A contribution of $900 was accrued by the Company during the year ended December 31, 2012 with the payment made during January 2013 in order to fully fund the Pentegra DB Plan. The Company contributed an additional $48 during 2013. There was no pension expense under the plan for the years ended December 31, 2013 or 2012. The Company will make the future required contributions and incur applicable pension expense going forward.

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

December 31, 2013, 2012 and 2011

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

Financial instruments with off-balance sheet risk at December 31, 2013 and 2012 are as follows:

	2013	2012
Unused lines of credit	$338,698	$308,683
Amounts due mortgagors	102,126	36,365
Standby letters of credit	5,443	3,573
Commitments to originate loans	33,899	63,974

Included in commitments to originate loans at December 31, 2013 and 2012 are fixed rate commitments in the amount of $5,251 and $15,591, at interest ranges of 3.02% to 5.75% and 2.50% to 6.50%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2013 and 2012 exceeds 100%.

During 2012, the Company established a reserve for these unfunded, off balance sheet commitments using similar methodology to that used for the allowance for loan and lease

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE N – COMMITMENTS AND CONTINGENCIES – Continued

losses. As of December 31, 2013 and 2012, the reserve for unfunded commitments had a balance of $142 and $213, respectively.

The Company has also committed to invest up to $10,000, representing 25% of the Class A or senior investor balance, in low income housing tax credit funds by the end of 2015. At December 31, 2013, the Company has invested $8,882 in the fund, which has been reduced by net operating losses of $2,288. The net carrying balance of $6,594 and $6,871 is included in other assets in the consolidated balance sheets at December 31, 2013 and 2012, respectively. As a Class A investor, the Company has the right to transfer its investment to the fund’s Class B investor at the end of 10 years at which time the Company would have no compliance requirements or interest in the fund. The fund structure contemplates that the Class A investors will receive 95% of the tax credits and net operating losses for a period of eight years or until the minimum investment return has been met. Net operating losses allocated to the Company are recognized as they are incurred and recorded in non-interest expense.

In 2012, the Company committed to and invested $1,806, or 50% interest, in a new markets housing tax credit fund, which has been reduced by net operating losses of $43. The net carrying value of $1,763 and $1,806 is included in other assets in the Company’s consolidated balance sheets at December 31, 2013 and 2012, respectively.

In 2012, the Company committed to invest $2,000 in another new markets housing tax credit fund by the end of 2015. In 2013, the Company invested $1,138 in this fund, which has been reduced by net operating losses of $265. The net carrying value of $873 and $275 is included in other assets on the Company’s consolidated balance sheets at December 31, 2013 and 2012, respectively.

The Company committed to and invested $979 in another new market tax credit fund in August 2013. The net carrying value of $979 is included in other assets on the Company’s consolidated balance sheets.

In 2013, the Company committed to invest $3,000 in another new markets housing tax credit fund by the end of 2016. In 2013, the Company invested $1,123 in this fund. The net carrying value of $1,123 is included in other assets on the Company’s consolidated balance sheets.

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

December 31, 2013, 2012 and 2011

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

Litigation

United Bank, as successor in interest to Commonwealth National Bank, is involved in litigation relating to its foreclosure on a certain loan property. The litigants claim that Commonwealth National Bank acted in bad faith and in violation of applicable law and that its actions resulted in a sale of the underlying property for less than its market value, thereby causing damage to the parties. During the third quarter of 2011, the judge issued a ruling in favor of United Bank. The litigants have appealed the decision. United Bank believes these claims and the appeal are without merit and is vigorously defending the litigation. No estimate of any reasonably possible loss or range of loss to United Bank can be made at this time.

In addition, the Company is subject to various legal actions arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company groups its financial assets measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. government and government-sponsored enterprises that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets and are not adjusted by the Company.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

Level 2 – Valuations for assets traded in less active dealer or broker markets. Level 2 includes U.S. government and mortgage-backed securities issued by government-sponsored enterprises. Valuations are obtained from third party pricing services for identical or comparable assets and are not adjusted by the Company.

Level 3 – Valuations for assets that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

Assets measured at fair value on a recurring basis, are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
At December 31, 2013
Securities available for sale:
Government-sponsored enterprises	$-	$1,851	$-	$1,851
Government-sponsored and government- guaranteed mortgage-backed securities	-	236,454	-	236,454
Private label mortgage-backed securities	-	-	-	-
Municipal bonds	-	24,718	-	24,718
Corporate bonds	-	-	1,606	1,606

Total	$-	$263,023	$1,606	$264,629

At December 31, 2012
Securities available for sale:
Government-sponsored enterprises	$-	$3,233	$-	$3,233
Government-sponsored and government- guaranteed mortgage-backed securities	-	257,762	-	257,762
Private label mortgage-backed securities	-	2,566	-	2,566
Municipal bonds	-	28,827	-	28,827
Corporate bonds	-	-	1,934	1,934

Total	$-	$292,388	$1,934	$294,322

The Company has no liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE O – FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.

	2013	2012
Balance at beginning of year	$1,934	$1,566
Total realized/unrealized gains (losses) included in net income	277	(165)
Change in unrealized gain (loss)	(161)	533
Sales	(444)	-

Balance at end of year	$1,606	$1,934

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the adjustment and the carrying value of the related assets as of and for the years ended December 31, 2013 and 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets:
Loans	$-	$-	$1,235	$(1,061)
Other real estate owned	-	-	399	(177)

Total assets	$-	$-	$1,634	$(1,238)

December 31, 2012
Assets:
Loans	$-	$-	$546	$(748)
Other real estate owned	-	-	825	(429)
Other assets	-	-	595	(37)

Total assets	$-	$-	$1,966	$(1,214)

The amount of loans represents the carrying value and related write-down and valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The other real estate owned amount represents the carrying value for which adjustments are also based on the estimated fair value of the property. Included in other assets in the 2012 period is a venture capital investment carried at cost. In the third quarter of 2012 management determined that an impairment indicator existed and that the investment suffered impairment that was considered other- than- temporary. The cost basis of the

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE O—FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE O—FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

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

Short-term Borrowings

For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term Debt

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

December 31, 2013, 2012 and 2011

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

	At December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$47,241	$47,241	$-	$-	$47,241
Securities available for sale	264,629	-	263,023	1,606	264,629
Securities held to maturity	111,185	-	111,715	-	111,715
Stock in Federal Home Loan Bank of Boston	17,334	-	-	17,334	17,334
Net loans and loans held for sale	1,871,066	-	-	1,865,807	1,865,807

Financial Liabilities:
Deposits (with no stated maturity)	1,212,472	-	-	1,212,472	1,212,472
Time deposits	734,012	-	-	740,723	740,723
Federal Home Loan Bank of Boston advances	139,663	-	-	140,778	140,778
Repurchase agreements	61,555	-	-	61,788	61,788
Subordinated debentures	5,959	-	5,959	-	5,959

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

December 31, 2013, 2012 and 2011

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

As of December 31, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Risk-based Capital
(to Risk Weighted Assets)	$264,058	13.1%	$161,376	8.0%	$201,720	10.0%
Tier I Risk-based Capital
(to Risk Weighted Assets)	250,645	12.4%	80,688	4.0%	121,032	6.0%
Tier I (Core) Capital
(to Adjusted Total Assets)	250,645	10.3%	97,633	4.0%	122,042	5.0%
Tangible Equity
(to Tangible Assets)	250,645	10.3%	36,612	1.5%	N/A

As of December 31, 2012:
Total Risk-based Capital
(to Risk Weighted Assets)	$263,712	13.6%	$155,028	8.0%	$193,786	10.0%
Tier I Risk-based Capital
(to Risk Weighted Assets)	251,623	13.0%	77,514	4.0%	116,271	6.0%
Tier I (Core) Capital
(to Adjusted Total Assets)	251,623	10.7%	94,117	4.0%	117,646	5.0%
Tangible Equity
(to Tangible Assets)	251,623	10.7%	35,294	1.5%	N/A

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE P – STOCKHOLDERS’ EQUITY – Concluded

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31
	2013	2012
Total consolidated equity	$302,779	$307,189
Adjustments:
Additional equity capital of United Financial Bancorp, Inc.	(8,954)	(6,302)
Accumulated other comprehensive income	1,091	(5,401)
Disallowed goodwill and intangible assets	(44,271)	(43,863)

Tangible, Tier I and Core Capital	250,645	251,623
Allowance for loan losses	13,413	12,089

Total risk-based capital	$264,058	$263,712

Common Stock Repurchase Plans

On August 15, 2013, the Board of Directors approved a plan to repurchase up to 5%, or approximately 970,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. Stock repurchases are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. This repurchase program will commence immediately upon completion of the previous plan approved on October 18, 2012, under which the Company intends to repurchase shares from time to time, depending on market conditions until it is completed.

On October 18, 2012, the Board of Directors approved a plan to repurchase up to 5%, or approximately 769,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. As of December 31, 2013, the Company repurchased 516,663 shares at a cost of approximately $7,687 and an average price of $14.88 under this plan.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE Q – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$15,689	$16,642
Investment in Bank	293,825	300,887
Other assets	5,720	4,385

TOTAL ASSETS	$315,234	$321,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	$5,959	$9,630
Other liabilities	6,496	5,095
Stockholders’ equity	302,779	307,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,234	$321,914

STATEMENTS OF INCOME
	Years Ended December 31,
	2013	2012	2011
Income:
Investment interest	$48	$82	$111
ESOP loan interest	-	360	379
Gain on sale of other assets	204	-	-
Impairment charges on securities	-	(37)	(99)
Other income	-	22	-

Total income	252	427	391

Expense:
Subordinated debentures interest	276	276	255
Professional services	1,369	1,293	1,295
Merger related expenses	612	1,881	-
Other expenses	169	24	102

Total expense	2,426	3,474	1,652

Loss before income tax benefit	(2,174)	(3,047)	(1,261)
Income tax benefit	(308)	(498)	(510)

Loss before equity in undistributed earnings of the Bank	(1,866)	(2,549)	(751)
Equity in undistributed earnings of the Bank	19,268	6,177	11,935

NET INCOME	$17,402	$3,628	$11,184

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE Q – CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC. – Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$17,402	$3,628	$11,184
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Equity in undistributed earnings of the bank	(19,268)	(6,177)	(11,935)
Impairment charges on securities	-	37	99
Decrease in accrued interest receivable	1	-	1
(Increase) decrease in other assets	(1,302)	1,786	(1,820)
Increase (decrease) in intercompany payables and other liabilities	1,401	4,886	(57)

Net cash (used in) provided by operating activities	(1,766)	4,160	(2,528)

Cash flows from investing activities:
Net cash from acquisition of NEBS	-	118	-
Capital contributions to venture capital fund	(34)	(131)	(100)
Principal payments on ESOP loans	-	624	605

Net cash (used in) provided by investing activities	(34)	611	505

Cash flows from financing activities:
Return of capital from United Bank	17,212	17,844	84
Tax benefit from MRP vesting	73	29	91
Tax withheld on options exercised	(685)	(102)	(55)
Treasury stock purchases	(7,550)	(5,660)	(6,780)
Reissuance of treasury shares in connection with restricted stock warrants	-	-	426
Reissuance of treasury shares in connection with stock options exercised	293	97	89
Cash paid for in the money stock options exercised	-	-	(2)
Cash dividends paid	(8,496)	(5,521)	(5,067)

Net cash provided by (used in) financing activities	847	6,687	(11,214)
(Decrease) increase in cash and cash equivalents	(953)	11,458	(13,237)
Cash and cash equivalents at beginning of period	16,642	5,184	18,421

Cash and cash equivalents at end of period	$15,689	$16,642	$5,184

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Income taxes – net	$5,500	$5,775	$4,850
Non-cash item:
Transfer of treasury shares to pay-off ESOP loan	$-	$10,447	$-

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

NOTE R – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2013 and 2012.

	Three Months Ended
	March 31		June 30		September 30		December 31
2013:
Interest income	$24,387		$23,549		$23,226		$23,131
Interest expense	3,894		3,850		3,880		3,779

Net interest income	20,493		19,699		19,346		19,352
Provision for loan losses	950		892		1,125		1,125
Non-interest income	2,798		3,015		2,976		3,239
Non-interest expense	15,850	(1)	16,269	(1)	14,836		16,007	(1)

Income before income taxes	6,491		5,553		6,361		5,459
Income tax expense	1,790		1,504		1,714		1,454

Net income	$4,701		$4,049		$4,647		$4,005

Basic earnings per share	$0.23		$0.21		$0.24		$0.20
Diluted earnings per share	$0.23		$0.20		$0.23		$0.20
Dividends paid per share	$0.10		$0.11		$0.11		$0.11

2012:
Interest income	$16,971		$16,999		$17,070		$20,131
Interest expense	3,871		3,705		3,520		3,896

Net interest income	13,100		13,294		13,550		16,235
Provision for loan losses	650		750		1,050		689
Non-interest income	2,573		2,570		2,511		2,969
Non-interest expense	11,275		11,468	(1)	11,192	(1)	22,305	(1)

Income (loss) before income taxes	3,748		3,646		3,819		(3,790)
Income tax expense	899		1,064		890		942

Net income (loss)	$2,849		$2,582		$2,929		$(4,732)

Basic earnings per share	$0.19		$0.18		$0.20		$(0.28)
Diluted earnings per share	$0.19		$0.17		$0.20		$(0.28)
Dividends paid per share	$0.09		$0.09		$0.10		$0.10

(1)	Includes merger-related expenses of $158, $123 and $598 for the quarters ended March 31, June 30 and December 31, 2013 and $592, $366 and $3,994 for the quarters ended June 30, September 30 and December 31, 2012, respectively, branch closing costs of $510 and $477 for the quarters ended March and June 30, 2013, respectively, an ESOP plan termination expense of $4,482 and FHLBB prepayment penalties of $207 for the quarter ended December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework (1992).

Our internal control over financial reporting as of December 31, 2013 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Attestation report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Financial Bancorp, Inc.

We have audited United Financial Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2013 consolidated financial statements of United Financial Bancorp, Inc. and our report, dated March 13, 2014, expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2014

(d)	Changes to internal controls

There were no changes made in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Except as set forth below, the information required by this Item 10 will be filed as an amendment to our Annual Report on Form 10-K within 120 days of our fiscal year end.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics that is applicable to the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on the Company’s web site at www.bankatunited.com. Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be filed as an amendment to our Annual Report on Form 10-K within 120 days of our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12(a) will be filed as an amendment to our Annual Report on Form 10-K within 120 days of our fiscal year end.

(b)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,076,108	$12.54	279,736
Equity compensation plans not approved by security holders	–	–	–
Total	1,076,108	$12.54	279,736

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this Item 13 will be filed as an amendment to our Annual Report on Form 10-K within 120 days of our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be filed as an amendment to our Annual Report on Form 10-K within 120 days of our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are filed under Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms on Financial Statements

Consolidated Balance Sheets—at December 31, 2013 and 2012

Consolidated Statements of Income—Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income—Years Ended December 31, 2013, 2012 and 20110

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

2.1	Merger Agreement dated November 14, 2013 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (1)
3.1	Articles of Incorporation of United Financial Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (3)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (2)
10.1	Employment Agreement by and between United Bank and Richard B. Collins (4)*
10.2	Amendment to Employment Agreement by and between United Bank and Richard B. Collins (5)*
10.3	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)*
10.4	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)*
10.5	Change in Control Agreement by and between United Bank and Charles R. Valade (6)*
10.6	Amendment to the Change in Control Agreement by and between United Bank and Charles R. Valade (6)*
10.7	United Bank 2007 Supplemental Retirement Plan for Senior Executives (3)*
10.8	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (7)*
10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (7)*
10.10	United Bank 2006 Stock-Based Incentive Plan (8)*
10.11	United Bank 2014 Annual Incentive Plan *
10.12	United Bank 2007 Director Retirement Plan (9)*
10.13	Directors Fee Continuation Plan (10)*
10.14	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (11)*
10.15	Retention Agreement by and between United Bank and Charles R. Valade (6)*
10.16	CNB Financial Corp. 2008 Equity Incentive Plan (12)*
10.17	CNB Financial Corp. Amended and Restated Stock Option Plan (13)*
10.18	Form of Award Agreement under the CNB Financial Corp. 2008 Equity Incentive Plan (14)*
10.19	Form of Award Agreement under the CNB Financial Corp. Amended and Restated Stock Option Plan (13)*
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 20, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(3)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
(4)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(5)	Incorporated by reference to the Form 10-Q of United Financial Bancorp, Inc. on November 8, 2012.

(6)	Incorporated by reference to the Annual Report on Form 10-K of United Financial Bancorp, Inc. filed with the Securities Exchange Commission on March 14, 2011.
(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(8)	Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.
(9)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(10)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(11)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).
(12)	Incorporated by reference to Appendix A to the Proxy Statement filed by CNB Financial Corp. with the Commission on April 11, 2008.
(13)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on March 27, 2007.
(14)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: March 13, 2014	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins Richard B. Collins	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 13, 2014

/s/ Mark A. Roberts Mark A. Roberts	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014

/s/ Paula A. Aiello Paula A. Aiello	Director	March 13, 2014

/s/ Michael F. Crowley Michael F. Crowley	Director	March 13, 2014

/s/ Carol Moore Cutting Carol Moore Cutting	Director	March 13, 2014

/s/ Carol A. Leary Carol A. Leary	Director	March 13, 2014

/s/ Kevin E. Ross Kevin E. Ross	Director	March 13, 2014

/s/ Robert A. Stewart, Jr. Robert A. Stewart, Jr.	Director	March 13, 2014

/s/ Michael F. Werenski Michael F. Werenski	Director	March 13, 2014

/s/ Thomas P. O’Brien Thomas P. O’Brien	Director	March 13, 2014

/s/ David J. O’Connor David J. O’Connor	Director	March 13, 2014