Form 10-K/A
period 2013-12-31
United Financial Bancorp, Inc.
filed 2014-04-24
CIK 1405049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2013 of United Financial Bancorp, Inc. (“United Financial” or the “Company”), initially filed with the Securities and Exchange Commission on March 13, 2014 (the “Form 10-K”), is being filed by the Company to include the information required by Part III of Form 10-K. Except for the inclusion of the additional information required by Part III of Form 10-K contained herein, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Board of Directors consists of ten members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding the Company’s directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each director’s biography is as of December 31, 2013. There are no family relationships among the directors or executive officers. The indicated period for service as a director includes service as a director of United Bank (the “Bank”).

Paula A. Aiello is Chief Financial Officer and Vice President of Administration for Youth Opportunities Upheld, Inc. of Worcester, and serves on the audit, finance and investment committees for the organization. She is a member of the Massachusetts Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the Central Massachusetts Financial Executives Organization. Ms. Aiello served as a director of CNB Financial Corp. from July 2008 until it was acquired by United Financial in November 2009. Age 51. Director since 2009.

Ms. Aiello is a certified public accountant with public accounting experience and has the financial background to qualify as an audit committee financial expert. She currently serves on the Company’s Audit, Compensation, and Governance Committees.

Richard B. Collins is President and Chief Executive Officer of the Company and the Bank. Mr. Collins joined the Bank in 2001 as President. Mr. Collins became the Chief Executive Officer and joined the Bank’s Board of Directors in 2002 and became Chairman of the Board in 2007. Before his affiliation with the Bank, Mr. Collins was President and Chief Executive Officer of First Massachusetts Bank, N.A. Age 71. Director since 2002.

Mr. Collins’ extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operation of the Bank. Mr. Collins’ knowledge of the Company’s and the Bank’s business position him well to serve as our President and Chief Executive Officer.

Michael F. Crowley is President of Crowley Real Estate Appraisers, Inc., located in Wilbraham, Massachusetts. Age 55. Director since 2001.

Mr. Crowley has extensive experience in valuing commercial real estate throughout New England and is an important source of information on real estate matters for the Directors’ Loan Committee on which he serves.

Carol Moore Cutting is the owner, President and General Manager of Cutting Edge Broadcasting Incorporated, a radio station located in Northampton, Massachusetts. Age 65. Director since 2001.

Ms. Cutting is an entrepreneur and is active in both the business and civic communities in the Greater Springfield and Northampton areas. She has received numerous awards for business and civic leadership and is one of the area’s most visible minority leaders. She currently serves as the Chair of the United Bank Foundation.

Carol A. Leary is President of Bay Path College, located in Longmeadow, Massachusetts. Age 66. Director since 2001.

As the leader of a complex organization with hundreds of employees Ms. Leary brings significant executive experience to United Financial’s Board deliberations. Ms. Leary serves on the board of directors of several major area not-for-profit organizations, including serving as a member of the compensation committee for a major charitable foundation located in Company’s local community. Her extensive knowledge of community affairs helps to ensure that United Financial is able to meet community needs where appropriate.

Thomas P. O’Brien has served as Managing Partner of O’Brien Funeral Homes, located in Forestville, Connecticut, since 1976. Prior to its acquisition by the Company, Mr. O’Brien had also served as a director of New England Bancshares since 2011 and as a director of New England Bank since 1999. Mr. O’Brien was also a director of Valley Bank prior to its acquisition by New England Bank. Age 68. Director since 2012.

Mr. O’Brien possesses substantial small business management experience, specifically within the Connecticut markets in which the Company conducts its business.

David J. O’Connor served as President and Chief Executive Officer of New England Bancshares, Inc. from 2002 until New England Bancshares was acquired by the Company in November 2012. Mr. O’Connor also served as President and Chief Executive Officer of Enfield Federal Savings Association from 1999 until its merger with New England Bank in April 2009, at which time he became the President and Chief Executive Officer of New England Bank. Prior to the acquisition by the Company, Mr. O’Connor had also served as a director of New England Bancshares since 2002 and as a director of New England Bank (and Enfield Federal Savings Association) since 1999. Age 67. Director since 2012.

Mr. O’Connor’s extensive experience in the local banking industry, particularly in our Connecticut market area, affords the Board valuable insight regarding the business and operation of the Bank.

Kevin E. Ross is Vice President and Treasurer of Ross Insurance Agency, Inc., located in Holyoke, Massachusetts. Mr. Ross has also served on the board of directors of many civic associations and non-profit corporations over the years. Age 61. Director since 1991.

Mr. Ross provides unique insight into the Holyoke market and its surrounding areas. Additionally, Mr. Ross provides the Board with the value of his experience in the insurance and financial services industries.

Robert A. Stewart, Jr. is President of Chase, Clarke, Stewart & Fontana, Inc., an insurance agency located in Springfield, Massachusetts. Mr. Stewart has also served on the board of directors of many civic associations and non-profit corporations and is currently a director and executive committee member of Behavioral Health Network, Inc. Age 62. Director since 1991.

Mr. Stewart provides the Board with additional expertise in matters relating to insurance and financial services.

Michael F. Werenski is President and Treasurer of Marion & Werenski Insurance and Real Estate Agency, Inc., located in South Hadley, Massachusetts. Age 54. Director since 1991.

Mr. Werenski currently serves on the Directors’ Loan Committee and provides the Board with critical experience in commercial and consumer real estate and insurance matters. In addition, Mr. Werenski possesses substantial small business management experience, specifically within the region in which the Company conducts its business.

Executive Officers

For information relating to officers of the Company, the section captioned “Business—Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in United Financial common stock during the year ended December 31, 2013, except for a late Form 4 filed by Charles R. Valade in December 2013 with respect to the sale of shares of Company common stock in a tax withholding transaction.

Audit Committee Financial Expert

The Audit Committee of the Company’s Board of Directors consists of Kevin E. Ross (Chairman), Paula A. Aiello, Carol Moore Cutting, Carol A. Leary and Robert A. Stewart, Jr. The Audit Committee is responsible for, among other things: (1) retaining, overseeing and evaluating an independent registered public accounting firm to audit the Company’s annual financial statements; (2) in consultation with the independent registered public accounting firm and the internal auditor, reviewing the integrity of the Company’s financial reporting processes; (3) approving, in advance, the scope of the audit; (4) reviewing the financial statements and the audit report with management and the independent registered public accounting firm; (5) considering whether the provision by the external auditors of services not related to the annual audit and quarterly reviews is consistent with maintaining the independence of the registered public accounting firm; (6) reviewing earnings and financial releases and quarterly and annual reports filed with the Securities and Exchange Commission; (7) consulting with the internal audit staff and reviewing management’s administration of the system of internal accounting controls; (8) approving all engagements for audit and non-audit services by the independent registered public accounting firm; and (9) reviewing the adequacy of the Audit Committee charter. The Board of Directors has designated Paula A. Aiello as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Ms. Aiello is independent under the listing requirements of the Nasdaq Stock Market applicable to audit committee members.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the section of this Form 10-K entitled “Compensation Discussion and Analysis” with management of the Company. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

of United Financial Bancorp, Inc.

Carol A. Leary, Chair

Paula A. Aiello

Carol Moore Cutting

Kevin E. Ross

Robert A. Stewart, Jr.

Compensation Discussion and Analysis

Overview. The following discussion provides a description of our decision making process and philosophy for compensating our named executive officers in 2013. This discussion also describes the material components of each named executive officer’s 2013 total compensation package and details the reasoning behind the decisions made. This discussion should be read together with the compensation tables for our named executive officers located in the “Executive Compensation” section of this Item 11.

Our 2013 named executive officers were Richard B. Collins—President and Chief Executive Officer, Mark A. Roberts—Executive Vice President and Chief Financial Officer, J. Jeffrey Sullivan—Executive Vice President and Chief Operating Officer, Charles R. Valade—Executive Vice President and Chief Lending Officer and Jack Patterson—Senior Vice President— Chief Credit Administration Officer.

Executive Summary. The Compensation Committee intends to provide our named executive officers with a total compensation package that is market competitive, promotes the achievement of our strategic objectives and is aligned with operating and other performance metrics to support long-term stockholder value. Consistent with the terms of its charter, the Compensation Committee reviews our executive compensation program annually to ensure that the program incorporates features that mitigate potential for risk taking. Specifically our short-term annual incentive plan was designed to include a balance of performance measures and caps on awards and can be adjusted by the Compensation Committee at any time to react to changes in market conditions and business practices. In addition to providing our named executive officers with competitive benefits, we also encourage stock ownership. In 2013, our Chief Executive Officer and our other named executive officers continued to work towards achieving their ownership goals and hold a meaningful interest in our common stock. See “—Stock Ownership Guidelines.”

Fiscal Year 2013 Performance

The biggest event of the year and in the Company’s history was the agreement to enter into a merger of equals with Rockville Financial, Inc. The combination will create the largest community bank headquartered in the Hartford – Springfield market with $4.8 billion in assets, over 50 branches and a top five deposit market share in each metropolitan statistical area.

In addition, 2013 was notable as we:

•	achieved continued strong organic growth in our loan portfolio, primarily in commercial real estate and one- to four-family loans, which totaled $1.88 billion at December 31, 2013;

•	maintained excellent asset quality as non-performing loans totaled only 0.87% of total loans at December 31, 2013 and net charge-offs were only 0.15% of average loans for the year ended December 31, 2013;

•	increased core deposits by $71.7 million, or 6%, to $1.21 billion at December 31, 2013 from $1.14 billion at December 31, 2012; and

•	continued to repay our shareholders by increasing our cash dividend payment for the eight straight year and repurchasing 489,351 shares of common stock at an average price of $14.88 per share during 2013.

Fiscal Year 2013 Compensation Decisions

We believe our 2013 executive compensation program for our named executive officers was consistent with the objectives of our compensation philosophy and with our performance. The compensation actions taken by our Compensation Committee are summarized below.

•

Base Salary. Based on recommendations from management and supporting peer group data, base salary increases for our named executive officers ranged between 6.75% and 15.25%. The adjustments to base salary were made to recognize each executive’s experience, performance and contributions and to bring base salaries closer to the 50th percentile of our peer group. See “ – Benchmarking and Peer Group Analysis” for information about our 2013 peer group and “Executive Compensation – Summary Compensation Table” for the base salaries paid to our named executive officers for 2013.

•	Annual Short-Term Cash Based Incentive Opportunities. As a result of our strong financial performance and the successful achievement of individual and department performance goals, our named executive officers earned payments under our 2013 Annual Incentive Plan (“2013 AIP”). All payouts under the 2013 AIP are subject to the plan’s clawback provision. See “—Clawback Policy” and “—2013 Annual Incentive Plan” for information on the terms and conditions of the 2013 AIP. See also “Executive Compensation—Summary Compensation Table” for the payouts made to our named executive officers under the 2013 AIP.

•	Executive Agreements. The Company extended the term of the Change in Control Agreements with Messrs. Sullivan, Roberts, Valade and Patterson through January 1, 2017.

Say-on-Pay Vote Results

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we held an advisory vote on the approval of the compensation of our named executive officers (the “Say-on-Pay Proposal”) at our 2013 annual meeting. The results were that 95.1% of our stockholders who voted on the Say-on-Pay Proposal voted in favor of it. The Compensation Committee considered this positive result as an affirmation of its compensation related policies and decisions.

Compensation Philosophy. Our compensation and benefits program for our named executive officers is designed to focus on motivating and retaining talented executives that can help us build our franchise and enhance long-term stockholder value. More specifically, the program is designed to accomplish the following objectives:

•	Align the interests of executives with the interests of stockholders in the creation of long-term stockholder value;

•	Tie annual and long-term cash and stock incentives to the achievement of measurable corporate and individual performance;

•	Reward executives for enhancing long-term stockholder value;

•	Balance rewards for the achievement of both short-term and long-term Company and individual objectives, while ensuring sound risk management; and

•	Attract and retain talented members of senior management.

Management and the Compensation Committee of the Board of Directors work together to ensure that our named executive officers are held accountable and rewarded for delivering superior performance and enhanced stockholder returns. The Compensation Committee believes that the compensation package offered to executives should be comparable to that offered by other banks similar in size and in our market and should have a significant component tied to measurable Company performance. See “—2013 Annual Incentive Plan” and “Executive Compensation—Outstanding Equity Grants Table.”

Elements of Our Compensation and Benefits Program. In order to achieve the objectives set forth in our Compensation Philosophy, we structured an executive compensation program that provides our named executive officers with the following:

•	Base pay;

•	Annual cash incentives;

•	Long-term equity awards; and

•	Retirement benefits.

To achieve the necessary balance, our Compensation Committee works closely with its independent compensation consultants. The consultants provide us with their expertise on competitive compensation practices, help us to benchmark our compensation program to our peers and identify best practices in the banking industry. See “—Role of Compensation Consultants” and “—Benchmarking and Peer Group Analysis.”

In addition to the compensation components noted above, we also provide our Chief Executive Officer with an employment agreement and our other named executive officers with a change in control agreement. The specific elements of an executive’s total compensation package will vary depending upon the position and its key responsibilities. See “—Executive Agreements.”

Role of Compensation Committee. The Compensation Committee reviews all of the elements of compensation for our named executive officers annually to ensure we are competitive in the market place and that the mix of compensation and benefits accurately reflects our compensation philosophy. The Compensation Committee met seven (7) times in 2013 and operates under a written charter that establishes its responsibilities. The Compensation Committee and Board of Directors review the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s role. A copy of our Compensation Committee Charter can be found on our web site (www.bankatunited.com) under the “Investor Relations—Corporate Governance” tab.

When making compensation decisions for our named executive officers, the Compensation Committee considers peer group data to understand compensation paid to similarly situated executives at companies like United Bank. We use a compensation peer group as well as industry survey sources to identify “market value.” See “—Benchmarking and Peer Group Analysis” for a list of the publicly traded financial institutions the Company uses to benchmark compensation and benefit practices for certain executives. Benchmarking compensation provides the Compensation Committee with a point of reference for measurement, but is not the determinative factor for our executive’s compensation. Our Compensation Committee also looks at internal pay equity and individual performance when making compensation decisions.

Role of Management. Management provides data, analyses, input and recommendations to the Compensation Committee through our Chief Executive Officer and Senior Vice President of Human Resources. The Compensation Committee considers our Chief Executive Officer’s evaluation of each named executive officer’s performance and recommendation of appropriate compensation. However, our Chief Executive Officer does not participate in any decisions relating to his own compensation. Our Senior Vice President of Human Resources also assists the Compensation Committee, providing support to the Compensation Committee Chair as requested.

Role of Compensation Consultant. The Compensation Committee typically engages an independent compensation consulting firm to provide compensation data and recommendations that can be used to develop compensation programs that support our compensation philosophy. In 2013, the Compensation Committee utilized the services of Pearl Meyer & Partners and McLagan/Aon Hewett. For purposes of 2013 salary adjustments and cash incentive plan payouts the Compensation Committee considered the executive compensation assessment prepared by Pearl Meyer & Partners in December 2012. This assessment included a review of the Company’s peer group in light of the acquisition of New England Bank in 2012. See “—Benchmarking and Peer Group Analysis” for information on our 2013 peer group. In October 2013, McLagan/Aon Hewitt conducted a director education session for the Company which addressed executive compensation trends and changes in the regulatory environment for incentive compensation.

The Compensation Committee has reviewed and concluded that our compensation consultation services comply with the new standards adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market with regard to compensation advisor independence and conflicts of interest.

Benchmarking and Peer Group Analysis. A critical element of our compensation philosophy, and a key driver of specific compensation decisions for our named executive officers, is a comparative analysis of our financial performance and our compensation mix and levels relative to a peer group of publicly traded financial institutions. Key guiding principles of our compensation philosophy are to ensure proper alignment between our performance and compensation relative to peers and enable us to attract and retain top talent by providing competitive and appropriate compensation. Each year our Senior Vice President of Human Resources reviews our peer group with the Compensation Committee and an independent consultant to determine if adjustments need to be made.

Due to the Company’s acquisition of New England Bancshares in late 2012, Pearl Meyer & Partners worked with the Committee to develop a new peer group for 2013 based upon our post-acquisition size ($2.4 billion). The revised peer group includes banks with assets ranging between $1.3 billion and $5.0 billion (median assets of $2.5 billion). New peer group members are highlighted in bold.

Arrow Financial Corporation–Glen Falls, NY	Lakeland Bancorp, Inc.–Oak Ridge, NJ
Berkshire Hills Bancorp, Inc.–Pittsfield, MA	Merchants Bancshares, Inc.–South Burlington, VT
Brookline Bancorp, Inc.–Brookline, MA	OceanFirst Financial Corp.–Toms River, NJ
Camden National Corp.–Camden, ME	Oritani Financial Corp.–Twnshp of Washington, NJ
Center Bancorp, Inc.–Union, NJ	Provident New York Bancorp–Montebello, NY
Century Bancorp, Inc.–Medford, MA	Rockville Financial, Inc.–Rockville, CT
Enterprise Bancorp, Inc.–Lowell, MA	Sun Bancorp, Inc.–Vineland, NJ
Financial Institutions, Inc.–Warsaw, NY	Tompkins Financial Corporation–Ithaca, NY
First Bancorp, Inc.–Damariscotta, ME	Univest Corporation of Pennsylvania–Souderton, PA
First Connecticut Bancorp, Inc.–Farmington, CT	Westfield Financial, Inc.–Westfield, MA

Base Salary. Base salaries are used to reward our executives for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their total compensation. Base salary ranges are targeted around the median (50th percentile) of our peer group. Actual individual salaries are determined using market data provided by our compensation consultant as reference but also with consideration of other factors, such as an executive’s qualifications, experience, position responsibilities and performance in relation to established goals.

The Compensation Committee approved the following base salary adjustments for our named executive officers for 2013 that were intended to recognize each executive’s contribution and performance, recent promotions and to bring salaries more in line with market based upon our new asset size following the acquisition of New England Bancshares in late 2012.

Named Executive Officer	Title	2012 Base Salary	Percent Increase in 2013	2013 Base Salary
Richard B. Collins	President & CEO	$443,300	11%	$490,300

J. Jeffrey Sullivan	EVP & Chief Operating Officer	210,200	14%	238,900
Mark A. Roberts	EVP & Chief Financial Officer	202,600	16%	234,400
Charles R. Valade	EVP & Chief Lending Office	203,600	7%	217,600
Jack Patterson	SVP & Chief Credit Administration Officer	193,000	9%	210,700

2013 Annual Incentive Plan. The 2013 AIP is designed to recognize and reward employees for their collective contribution to our success. All employees of the Company and its affiliates participated in the 2013 AIP, including our named executive officers.

Our 2013 AIP measures both Company performance and individual/department performance to determine payouts under the plan. Bank goals have a weighting of 75% and individual/department goals have a weighting of 25% for each participant’s potential payout. In 2013, the Company performance measures included earnings per share, efficiency ratio and total non-interest expense. The individual performance/department measures were specific to each participant’s job (e.g., strategic growth, credit quality and regulatory compliance). See “—2013 AIP Payouts” for a description of the Company and individual/department performance goals.

In 2013, each 2013 AIP participant had a target incentive opportunity based on competitive market practice for his/her position in the Bank. Each participant’s incentive opportunity is represented as a percentage of base salary. Actual incentive payouts, however, vary each year based on a combination of Company, division, and/or individual performance.

The table below summarizes the incentive payout opportunities for 2013

	2013 Incentive Opportunity (as a Percent of Base Salary)
Position	Threshold Incentive Opportunity	Target Incentive Opportunity	Stretch Incentive Opportunity

President and Chief Executive Officer	10.5%	21.0%	31.5%
Other Named Executive Officers	8.8	17.5	26.3

The 2013 AIP was administered by the Compensation Committee with the assistance of the Human Resources Department. Under the 2013 AIP, the Compensation Committee had sole discretion to adjust payouts in the event of a change in market conditions, regulations or the Company’s business model. The Compensation Committee used scorecards which outlined each participant’s Company and individual/department goals to evaluate their performance under the 2013 AIP. All incentive payouts earned under the 2013 AIP are subject to the plan’s clawback provision. See “—Clawback Policy.”

The 2013 AIP includes an individual performance modifier that allows the Compensation Committee to adjust the overall incentive payout (+/- 10%) to recognize other performance factors and contributions a participant has made during the plan year towards the Company’s success. The individual performance modifier is based upon a recommendation from either the Chief Executive Officer (for the named executive officers) or the Compensation Committee (for the Chief Executive Officer).

2013 AIP Payouts. The following charts summarize the 2013 AIP payouts made to each of the participating named executive officers. The charts set forth each officer’s incentive goals, which include Company financial performance measures and the individual/department performance goals. Information is also provided on threshold, target and stretch levels for measuring the Company performance and the weight given to each performance goal. The charts further illustrate the Company’s actual performance under the noted measures and the corresponding payout. All dollar amounts listed in the charts are in millions, with the exception of the amounts listed under Expense Control. The Compensation Committee did not utilize the individual performance modifier for 2013 AIP payouts made to our named executive officers in 2013.

President and Chief Executive Officer

	Performance Goals				Payment Range as a Percentage of Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Stretch	Threshold	Target	Stretch	Actual Performance	Percentage of Target Achievement	Actual Payout
Earnings Per Share	50.0%	$0.78	$0.98	$1.18	5.250%	10.500%	15.750%	$0.92	85%	$43,759
Efficiency Ratio	15.0%	72.79%	66.18%	59.56%	1.575%	3.150%	4.725%	67.68%	89%	$13,692
Non-Interest Expense	10.0%	$66,092	$60,084	$54,075	1.050%	2.100%	3.150%	$61,097	92%	$9,428
Strategic Initiative(1)	25.0%	50%	100%	150%	2.625%	5.250%	7.875%	125%	125%	$32,176

Total	100.0%				10.500%	21.000%	31.500%

								2013 AIP Payout		$99,056

(1)	Oversee all aspects of the New England Bank integration.

Executive Vice President and Chief Financial Officer

	Performance Goals				Payment Range as a Percentage of Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Stretch	Threshold	Target	Stretch	Actual Performance	Percentage of Target Achievement	Actual Payout
Earnings Per Share	50.0%	$0.78	$0.98	$1.18	4.375%	8.750%	13.125%	$0.92	85%	$17,434
Efficiency Ratio	15.0%	72.79%	66.18%	59.56%	1.313%	2.625%	3.938%	67.68%	89%	$5,455
Non-Interest Expense	10.0%	$66,092	$60,084	$54,075	0.875%	1.750%	2.625%	$61,097	92%	$3,756
Evaluate structure of the Finance Department	25.0%	50%	100%	150%	2.188%	4.375%	6.563%	125%	125%	$12,819

Total	100.0%				8.8%	17.500%	26.300%

								2013 AIP Payout		$39,463

Executive Vice President—Chief Operating Officer

	Performance Goals				Payment Range as a Percentage of Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Stretch	Threshold	Target	Stretch	Actual Performance	Percentage of Target Achievement (0% - 150%)	Actual Payout
Earnings Per Share	50.0%	$0.78	$0.98	$1.18	4.375%	8.750%	13.125%	$0.92	85%	$17,768
Efficiency Ratio	15.0%	72.79%	66.18%	59.56%	1.313%	2.625%	3.938%	67.68%	89%	$5,560
Non-Interest Expense	10.0%	$66,092	$60,084	$54,075	0.875%	1.750%	2.625%	$61,097	92%	$3,828
Management of facilities projects	25.0%	50%	100%	150%	2.188%	4.375%	6.563%	125%	125%	$13,065

Total	100.0%				8.8%	17.500%	26.300%

								2013 AIP Payout		$40,221

Executive Vice President—Commercial Lending Officer

	Performance Goals				Payment Range as a Percentage of Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Stretch	Threshold	Target	Stretch	Actual Performance	Percentage of Target Achievement (0% - 150%)	Actual Payout
Earnings Per Share	50.0%	$0.78	$0.98	$1.18	4.375%	8.750%	13.125%	$0.92	85%	$16,184
Efficiency Ratio	15.0%	72.79%	66.18%	59.56%	1.313%	2.625%	3.938%	67.68%	89%	$5,064
Non-Interest Expense	10.0%	$66,092	$60,084	$54,075	0.875%	1.750%	2.625%	$61,097	92%	$3,487
Loan Operations Division	25.0%	50.0%	100%	150%	2.188%	4.375%	6.563%	125%	125%	$11,900

Total	100.0%				8.750%	17.500%	26.300%

								2013 AIP Payout		$36,635

Senior Vice President—Chief Credit Administration Officer

	Performance Goals				Payment Range as a Percentage of Base Salary			Actual Achievement
Bank Measure	Weight	Threshold	Target	Stretch	Threshold	Target	Stretch	Actual Performance	Percentage of Target Achievement (0% - 150%)	Actual Payout
Earnings Per Share	50.0%	$0.78	$0.98	$1.18	3.500%	7.00%	10.500%	$0.92	85%	$12,537
Efficiency Ratio	15.0%	72.79%	66.18%	59.56%	1.050%	2.100%	3.150%	67.68%	89%	$3,923
Non-Interest Expense	10.0%	$66,092	$60,084	$54,075	0.700%	1.400%	2.100%	$61,097	92%	$2,701
Impaired Credit Write Ups	25.0%	50%	100%	150%	1.750%	3.500%	5.250%	100%	100%	$7,375

Total	100.0%				7.000%	14.00%	21.000%	2013 AIP Payout		$26,535

Long-Term Equity Incentives. Equity incentives are an important part of our compensation philosophy as they directly align the interests of our named executive officers to the interests of our stockholders. The Company adopted and shareholders approved the 2006 United Financial Bancorp, Inc. Stock-Based Incentive Plan (the “2006 Plan”) and the 2008 United Financial Bancorp, Inc. Equity Incentive Plan (the “2008 Plan”) to provide the Compensation Committee with a vehicle to grant equity awards to our named executive officers and other eligible employees and directors. In addition to the 2006 and 2008 Plans, the Company assumed the CNB Financial Corp. 2008 Equity Incentive Plan in connection with the Company’s 2009 acquisition of Commonwealth National Bank. Due to regulatory limits on individual equity grants under these plans, the modest number of shares of Company common stock available for grant and the Compensation Committee’s desire to implement an annual equity award program, no new equity grants were made to our named executive officers in 2013. However, all of our named executive officers have received meaningful equity awards as part of their overall compensation package in prior years. See “Executive Compensation – Outstanding Equity Awards at Year End.”

In 2013, our Compensation Committee engaged an independent consultant to assist the Company in developing a Long-Term Equity Incentive Program for 2014. In light of the pending merger with Rockville Financial, the Company has not implemented a new equity incentive plan.

Retirement Benefits. We provide retirement benefits to our named executive officers through both qualified and non-qualified retirement plans. We view our retirement benefits as a means of providing financial security to our employees after they have spent a substantial portion of their careers with us.

Our named executive officers participate in several retirement plans, including benefits that are available to all of our employees. These plans include our Employee Stock Ownership Plan, Defined Benefit Plan (frozen as of April 30, 2007) and our Defined Contribution Retirement Plan. In December 2012, the Bank reviewed its overall retirement plan program and elected to terminate the Employee Stock Ownership Plan effective December 31, 2012.

In addition to the tax-qualified plans, the Bank maintains a non-qualified supplemental retirement plan for its named executive officers (the “SERP”). The SERP serves to help the Bank attract and retain executive talent by providing each participant with a supplemental retirement benefit equal to a percentage of the participant’s final average compensation. Participants vest in their benefit over a period of time and are subject to a two-year non-compete following separation of service to receive their SERP benefit. See “Executive Compensation—Pension Table—Supplemental Retirement Plan for Senior Executives” for additional information on the SERP benefits provided to our named executive officers. The Compensation Committee reviews the SERP design periodically with due consideration given to prevailing market practice, overall executive compensation philosophy and cost to the Bank.

Executive Agreements. We currently maintain an employment agreement with our President and Chief Executive Officer and change in control agreements with the other named executive officers. The agreements provide a retention incentive for these key officers and help ensure their availability in the event of a change in control. Our decision to extend the term of an agreement with a named executive officer is discretionary and reflects our evaluation of the executive’s role in the Company and his overall job performance. We maintain a split dollar life insurance agreement with our Chief Executive Officer to supplement the life insurance benefits available under the Bank’s general employee benefits program.

Our executive agreements are consistent with the agreements provided to senior executive officers employed by our peers, assist us in attracting and retaining top talent and incorporate terms that reflect best practices, such as the exclusion of tax gross ups. See “Executive Compensation—Employment Agreement—Change in Control Agreements and—Potential Post-Termination Benefits” for additional information on these arrangements.

Executive Perquisites. The only perquisite we provide our named executive officers is Bank-paid membership in a “country” or other type of social club for business development purposes. Personal use of these perquisites is subject to income taxation and the taxable amount of such benefit is recorded. Executive perquisites are reviewed annually by the Compensation Committee. The value of the executive perquisites are not considered for purposes of determining an annual incentive award, retirement benefit or any other type of benefit.

Stock Ownership Guidelines. We believe that it is in the best interest of our Company and its stockholders to align the personal financial interests of our directors and officers with those stockholders of the Company. In addition, we believe that stock ownership demonstrates a commitment to and belief in the long-term profitability of our Company. For these reasons, we maintain the following stock ownership guidelines for our Board of Directors and named executive officers.

Outside Directors	All non-executive members of the Board of Directors should own Company common stock valued at four times the average Board fee paid to each outside director.

Chief Executive Officer	Our President and Chief Executive Officer should own Company common stock valued at four times his annual base salary.

Other Named Executive Officers	All other named executive officers should own Company common stock valued at three times his annual base salary.

The Company reviews these guidelines on an annual basis to reflect changes in board fees and base salary. The Company has not established any minimum time period for an outside director or a named executive officer to satisfy the guidelines.

Shares of Company common stock underlying options, held in the Bank’s Employee Stock Ownership Plan, and unvested restricted stock awards, do not count toward the Company’s stock ownership guidelines.

Tax and Accounting Considerations. In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation arrangements at the time of adoption and periodically thereafter. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our executive compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible. However, to the greatest extent possible, it is our intent to structure our executive compensation program in a tax efficient manner.

Clawback Policy. Our 2013 Annual Incentive Plan provides that in the event we are required to prepare an accounting restatement due to error, omission or fraud (as determined by our Board of Directors) each executive officer who is considered a member of our senior management (which includes all of our named executive officers) will reimburse the Company for part or the entire incentive award paid to the named executive officer within three years of the accounting restatement.

Summary Compensation Table

The following information is furnished for the principal executive officer and the principal financial officer and the three most highly compensated executive officers of the Company for the fiscal year ended December 31, 2013. These five individuals are referred to as named executive officers in this Annual Report on Form 10-K.

Name and principal position	Year	Salary ($)	Bonus ($)			Non-equity Incentive Plan Compensation ($)(1)	Change in Pension value And Non-qualified Deferred Compensation Earnings ($)(2)	All other Compensation ($)(3)	Total ($)
Richard B. Collins President, Chief Executive Officer and Director	2013 2012 2011	$490,300 440,918 428,323	$	— — —		$99,056 121,372 103,194	$125,277 399,699 111,882	$20,701 37,818 43,328	$735,334 999,807 686,727

Mark A. Roberts Executive Vice President and Chief Financial Officer	2013 2012 2011	234,400 201,160 193,584		— — —		39,463 42,899 39,348	49,016 47,201 26,136	12,470 23,702 24,880	335,349 314,962 283,948

J. Jeffrey Sullivan(4) Executive Vice President and Chief Operating Officer	2013 2012 2011	238,900 209,072 203,115		— — —		40,221 43,016 34,529	58,783 58,370 32,045	12,724 27,398 30,077	350,628 337,856 299,766

Charles R. Valade(5) Executive Vice President and Chief Lending Officer	2013 2012 2011	217,600 202,510 196,746		— 75,000 75,000	(6) (6)	36,635 43,541 33,446	77,122 167,559 50,968	14,188 23,943 26,159	345,545 512,553 382,319

John J. Patterson Senior Vice President, Chief Credit Administration Officer	2013	210,700		—		26,535	82,337	11,625	331,197

(1)	For 2013, represents awards made pursuant to the Bank’s 2013 Annual Incentive Plan. Awards earned during 2013 were paid in March 2014.
(2)	Reflects year over year change in value in the Bank’s defined benefit pension plan and non-qualified supplemental retirement plan.
(3)	Details of the amounts reported in the “All Other Compensation” column for 2013 are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for any of the named executive officers.

	Mr. Collins	Mr. Roberts	Mr. Sullivan	Mr. Valade	Mr. Patterson
Matching contribution to 401(k) plan	$12,750	$11,420	$11,674	$10,748	$10,385
Imputed income from split dollar life insurance agreements	5,830	—	—	—	673
Dividends paid on stock awards	2,121	1,050	1,050	3,440	567

(4)	Mr. Sullivan was appointed Executive Vice President and Chief Operating Officer of the Company and the Bank effective December 31, 2012. Prior to that time, Mr. Sullivan served as Executive Vice President and Chief Lending Officer of the Company and the Bank.
(5)	Mr. Valade was appointed Executive Vice President and Chief Lending Officer of the Company and the Bank effective December 31, 2012. Prior to that time, Mr. Valade served as Executive Vice President of Commercial Lending – Worcester Region.
(6)	Represents bonuses paid in connection with the Company’s acquisition of CNB Financial Corp. in November 2009.

Employment Agreement

The Company currently maintains an employment agreement with Mr. Collins. The employment agreement will expire on July 1, 2014, unless otherwise extended by the Company or terminated earlier as provided under the agreement. The employment agreement provides for a base salary and, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees. See “—Executive Compensation—Potential Post-Termination Benefits” for a discussion of the benefits and payments that Mr. Collins may receive upon termination of employment.

Upon termination of Mr. Collins’ employment other than in connection with a change in control, he agrees not to compete with the Bank for a period of one year following termination of his employment within 25 miles of: (1) any existing branch of the Bank or any subsidiary of the Company; or (2) any office for which the Bank, or a subsidiary, has filed an application for regulatory approval to establish an office.

Retention Agreement

In connection with the acquisition of Commonwealth National Bank, the Bank entered into a retention agreement with Mr. Valade, pursuant to which he was appointed as an Executive Vice President of United Bank. Under the terms of his agreement, Mr. Valade participates in the Bank’s Supplemental Retirement Plan for Senior Executives. Under the terms of the plan, he will receive a benefit at age 65 equal to 30% of final average pay, payable over a period of up to 15 years. See “Retirement Benefits—Supplemental Retirement Plan for Senior Executives” for further detail on SERP benefits. In connection with his execution of the Retention Agreement, Mr. Valade received a signing bonus of $175,000 on January 31, 2010 and received a retention payment of $75,000 on both January 31, 2011 and January 31, 2012.

Change in Control Agreements

The Bank maintains change in control agreements with Messrs. Sullivan, Roberts, Valade and Patterson that provide certain severance benefits if their employment is terminated in connection with a change in control of the Company or the Bank. The agreements provide for a term of 36 months. On the anniversary date of the agreements, and following a review of each executive’s job performance, the Board of Directors may extend the agreements for an additional year such that the term of each agreement will remain at 36 months. The current term of each agreement runs through January 1, 2017.

Grants of Plan-Based Awards

The following table sets forth for 2013 certain information as to grants of plan-based awards for the named executive officers. No stock options or shares of restricted stock were granted to the named executive officers in 2013.

	Estimated Possible Payouts Under Non-Equity Income Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Richard B. Collins	$51,482	$102,963	$154,445
Mark A. Roberts	20,510	41,020	61,530
J. Jeffrey Sullivan	20,904	41,808	62,711
Charles R. Valade	19,040	38,080	57,120
John J. Patterson	14,749	29,498	44,247

(1)	These columns show the possible payouts for each named executive officer under the Bank’s 2013 Annual Incentive Plan. The “Summary Compensation Table” shows the actual awards earned by our named executive officers under the 2013 Annual Incentive Plan.

Annual Incentive Plan. Our 2013 Annual Incentive Plan was designed to recognize and reward employees for their collective contribution to our success. Each Plan participant was given a target incentive opportunity that was expressed as a percentage of base salary. To receive a cash incentive under the Plan, the Bank was required to achieve specific financial performance measures. See “—Compensation Discussion and Analysis” for a detailed discussion of the 2013 Annual Incentive Plan.

Stock-Based and Equity Incentive Plans. We maintain the 2006 Stock-Based Incentive Plan and the 2008 Equity Incentive Plan to provide officers, employees and directors of the Company and the Bank with additional incentives to promote the growth and performance of the Company. The plans provide for the grant of stock options, stock appreciation rights and restricted stock awards. In addition, we assumed the CNB Financial Corp. Amended and Restated Stock Option Plan and the CNB Financial 2008 Equity Incentive Plan in connection with the merger of CNB Financial with and into United Financial Bancorp. The CNB Financial Corp. Amended and Restated Stock Option provides for the grant of non-statutory and incentive stock options and the CNB Financial Bancorp, Inc. 2008 Equity Incentive Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock. See “—Compensation Discussion and Analysis” for additional information our 2006 Stock-Based Incentive Plan, 2008 Equity Incentive Plan and the assumed CNB Financial Corp equity plans.

Outstanding Equity Awards at Year End

The following table sets forth information with respect to outstanding equity awards as of December 31, 2013 for the named executive officers.

Name	Option Awards				Stock Awards
	Number of securities underlying unexercised options exercisable (#)(1)	Number of securities underlying unexercised options unexercisable (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)		Market value of shares or units of stock that have not vested ($)(2)

Richard B. Collins	122,813	—	$12.35	08/17/16	—		$—
	17,152	—	11.66	06/19/18	—		—

Mark A. Roberts	59,000	—	11.66	06/19/18	—		—

J. Jeffrey Sullivan	61,406	—	12.35	08/17/16	—		—
	59,000	—	11.66	06/19/18	—		—

Charles R. Valade	10,000	10,000	12.94	12/01/19	4,000	(1)	75,560	(2)

John J. Patterson	34,866	—	12.35	08/17/16	—		—
	33,500	—	11.66	06/19/18	—		—

(1)	Awards vest at a rate of 40% on the second anniversary of the date of grant and 20% per year on each anniversary thereafter.
(2)	Based on the closing price of $18.89 per share as of December 31, 2013.

Option Exercises and Stock Vested

The following table sets forth information with respect to the exercise of stock option awards and the vesting of stock awards for each named executive officer, on an aggregate basis, during 2013.

	Option awards			Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise		Number of shares acquired on vesting	Value realized on vesting
Richard B. Collins	50,848	$225,765	(1)	10,100	$152,813	(5)

Mark A. Roberts	61,406	367,821	(2)	5,000	75,650	(5)

J. Jeffrey Sullivan	—	—		5,000	75,650	(5)

Charles R. Valade	10,734 9,083 8,257 7,510 30,000	54,207 30,519 22,706 27,486 186,000	(3) (3) (3) (3) (4)	4,000	78,920	(6)

John J. Patterson	—	—		2,700	40,851	(5)

(1)	The value realized upon exercise is equal to the aggregate fair market value on the date of exercise, which was September 10, 2013, less the aggregate exercise price on the grant date, multiplied by the number of shares exercised.
(2)	The value realized upon exercise is equal to the aggregate fair market value on the date of exercise, which was November 18, 2013, less the aggregate exercise price on the grant date, multiplied by the number of shares exercised.
(3)	The value realized upon exercise is equal to the aggregate fair market value on the date of exercise, which was November 25, 2013, less the aggregate exercise price on the grant date, multiplied by the number of shares exercised.
(4)	The value realized upon exercise is equal to the aggregate fair market value on the date of exercise, which was December 20, 2013, less the aggregate exercise price on the grant date, multiplied by the number of shares exercised.
(5)	Based on the closing price of $15.13 per share on June 19, 2013.
(6)	Based on the closing price of $19.73 per share on November 30, 2013.

Retirement Benefits

The following table sets forth information with respect to pension benefits at and for the year ended December 31, 2013 for the named executive officers.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)(1)

Richard B. Collins	Defined Benefit Pension Plan	6	$333,959
	Supplemental Retirement Plan for Senior Executives	13	2,837,986

Mark A. Roberts	Supplemental Retirement Plan for Senior Executives	8	179,480

J. Jeffrey Sullivan	Defined Benefit Pension Plan	4	49,564
	Supplemental Retirement Plan for Senior Executives	10	208,114

Charles R. Valade	Supplemental Retirement Plan for Senior Executives	13	995,264

John J. Patterson	Defined Benefit Pension Plan	14	429,176
	Supplemental Retirement Plan for Senior Executives	21	426,036

(1)	In quantifying the present value of the current accrued defined pension benefit for each of the named executive officers in the table above, the Bank assumed a blended annual interest rate of 1.04%, 3.66% and 4.59% to comply with the requirements of the Pension Benefits Protection Act. In addition, the accrued benefit for each participant was calculated based on the participant’s credited service under the plan, his age, his expected mortality (using IRS mortality tables), and his final average compensation and covered compensation (equal to the average of the participant’s highest three consecutive calendar years’ compensation) as of April 30, 2007, when the Bank froze benefit accruals under the plan.

Defined Benefit Pension Plan. In April 2007, the Bank froze its defined benefit plan. As of that date, participants were given no further credit for service or benefit accruals. The frozen plan provides that participants vest in their retirement benefits at the rate of 20% per year, starting upon completion of two years of vesting service, and become fully vested after six years. They also become 100% vested upon early, normal, or deferred retirement, or death. A participant’s retirement benefit is generally based on 0.75% of the participant’s final average compensation (equal to the average of the participant’s highest three consecutive calendar years’ compensation), plus 0.5% of the final average compensation in excess of the participant’s covered compensation (equal to the average of the Social Security Wage Base in effect during the 35 years before the participant’s Social Security normal retirement date), times all years of service from January 1, 1989 through April 2007. If an employee participated under a prior plan formula as of December 31, 1988, any accrued benefits under that plan will be added to his benefit under the current plan.

The plan permits early retirement at age 62, at age 55 with at least five years of service, and at age 50 with at least 15 years of service. Participants who retire on or after age 62 will be entitled to an unreduced accrued pension. Participants who retire early before age 62 receive a reduced accrued pension. As of December 31, 2013, Mr. Collins was eligible for early retirement.

Supplemental Retirement Plan for Senior Executives. The Bank maintains a Supplemental Retirement Plan for certain executive officers, including Messrs. Collins, Roberts, Sullivan, Valade and Patterson. The Plan provides that each executive will receive supplemental benefits, to the extent vested, commencing 180 days following separation from service. As of December 31, 2013, Messrs. Collins and Valade were 100% vested in their plan benefits. Messrs. Roberts and Sullivan become 100% vested in their supplemental benefits after 10 years of service. Each participant’s supplemental benefit equals a percentage of the participant’s final average compensation (as set forth in each executive’s participation agreement), multiplied by a fraction, the numerator of which is the executive’s years of employment with the Bank and the denominator of which is set forth in the executive’s participation agreement. Final average compensation is defined in the plan as the three-year average of the highest base salary and bonus paid to each executive during the last five years of each executive’s employment with the Bank. Supplemental benefits are distributed as of the executive’s normal benefit date and are payable in a lump sum, unless a participant has elected, at the time of execution of his participation agreement, to receive an annuity or other form of benefit.

If an executive is less than age 62 at the time of commencement of his supplemental benefit, his benefit will be further reduced by 5% per year for each year before age 62 that the benefit payment commences.

Potential Post-Termination Benefits

Payments Made Upon Termination for Cause or Voluntary Termination by Executive Without Good Reason. Mr. Collins’ employment agreement provides that if he is terminated for cause or he elects to voluntarily terminate his employment with the Bank without Good Reason (as defined below), Mr. Collins has no right to any compensation or benefits after his termination date.

If Messrs. Roberts, Sullivan, Valade or Patterson are terminated for cause or voluntarily terminate employment with the Bank without Good Reason, they will receive only compensation earned as of their termination date and will forfeit all awards granted under the Company’s stock-based benefit plans.

In addition, those officers participating in the Supplemental Retirement Plan will forfeit all benefits in the event of termination for cause. If they elect to voluntarily terminate employment with the Bank, the executives will be entitled to a supplemental benefit calculated in the manner set forth under “—Retirement Benefits—Supplemental Retirement Plan for Senior Executives” above, and if applicable, multiplied by the executive’s vesting rate set forth in his participation agreement.

All vested benefits provided under the Bank’s tax-qualified plans will be distributed to the executives upon separation from service, regardless of the reason for the separation from service in accordance with the terms of the plans and each participant’s benefit elections.

Participants in the Bank’s 2013 Annual Incentive Plan will receive no incentive award if the participant is terminated by the Bank or the participant elects to voluntarily terminate his service for reasons other than retirement before the date the incentive award is paid.

Payments Made Upon Involuntary Termination Without Cause or Voluntary Termination for Good Reason. Mr. Collins’ employment agreement provides that if the Bank terminates his employment without cause or if he terminates his employment upon: (1) failure of the Bank to re-elect or re-appoint him as President and Chief Executive Officer; (2) a material change in his duties or responsibilities that would cause his job to be of lesser importance, scope or responsibility; (3) a material reduction in his compensation or benefits; (4) a relocation of his principal place of work by more than 25 miles; (5) dissolution or liquidation of the Bank or the Company; or (6) a breach of the employment agreement by the Bank (collectively referred to in this proxy statement as “Good Reason”), Mr. Collins is entitled to a lump sum payment equal to three times the sum of: (1) his base salary at the time of his termination of employment and (2) the highest rate of bonus awarded to Mr. Collins during the three years preceding his termination of employment. In addition to a cash payment, Mr. Collins is entitled to receive continued life insurance and non-taxable medical and dental coverage substantially identical to the coverage he had before his termination of employment. The insurance coverage will cease upon the earlier of: (1) thirty-six months from his date of termination or (2) the date Mr. Collins becomes eligible for Medicare coverage, provided further, that if Mr. Collins is covered by family coverage or coverage for self and spouse, his family or spouse will continue to be covered for the remainder of the 36-month period, or in the case of the spouse, until the spouse becomes eligible for Medicare coverage or obtains health care coverage elsewhere, whichever period is less. Mr. Collins will also receive a lump sum cash payment equal to the present value (discounted at 6%) of contributions that would have been made on his behalf by the Bank under its 401(k) plan and employee stock ownership plan and any other defined contribution plans as if he had continued working for the 36-month period.

Under the Bank’s Supplemental Retirement Plan, if the executive has a separation from service (other than due to cause, death or disability) before attaining his benefit age, he will be entitled to a supplemental benefit calculated in the manner set under “Retirement Benefits—Supplemental Retirement Plan for Senior Executives” above, and if applicable, multiplied by the executive’s vesting rate set forth in his participation agreement.

Our equity plans provide that if a participant is terminated for reasons other than death, disability, retirement or a change in control all unvested stock awards and stock options are forfeited and all vested and unexercised stock options remain exercisable in accordance with the terms of each executive’s award agreements.

All vested benefits provided under the Bank’s tax-qualified plans will be distributed to the executives upon separation from service, regardless of the reason for the separation from service in accordance with the terms of the plans and each participant’s benefit elections.

Unless otherwise determined by the Bank, participants in the Bank’s 2013 Annual Incentive Plan will receive no incentive award if they are terminated by the Bank for any reason.

Payments Made Upon Disability. Mr. Collins’ employment agreement provides if he is terminated due to disability, the Bank will continue to pay his salary for the longer of one year or the remaining term of the agreement, reduced by payments to him under any applicable disability program.

Our equity plans provide that if a participant is terminated due to disability, all outstanding stock awards and stock options will vest. All vested and unexercised stock options remain exercisable in accordance with the terms of each executive’s award agreement.

All vested benefits provided under the Bank’s tax-qualified plans will be distributed to the executives upon separation from service, regardless of the reason for the separation from service in accordance with the terms of the plans and each participant’s benefit elections.

If a participant in the Bank’s 2013 Annual Incentive Plan is disabled by accident or illness, and is disabled long enough to be placed on long-term disability, his or her bonus award for the Plan period will be pro-rated so that no award will be earned during the period of long-term disability.

Payments Made Upon Death. Mr. Collins’ employment agreement provides that if he dies during the term of his agreement, his estate or named beneficiaries will be paid his base salary in effect as of his death for one year from the date of his death and his family will continue to receive medical and dental coverage for one year from his death.

Under our Supplemental Retirement Plan, if an executive dies before attaining his benefit age but while employed at the Bank, the executive’s beneficiary will be entitled to a death benefit equal to the present value of the accrued annuity benefit as of the date of death, without any pre-retirement reductions, payable in a lump sum.

The Bank entered into a Split Dollar Life Insurance Agreements with Mr. Collins. The agreement is intended to be non-equity, endorsement split dollar agreement with respect to certain life insurance policies issued by a duly licensed life insurance company identified in the agreement. Pursuant to the agreement, the Bank pays an amount equal to the planned premiums and any other premium payments that might become necessary to keep the insurance policies in force. Upon the death of an executive officer while employed by the Bank, the executive officer’s designated beneficiary(ies) will receive an amount equal to the lesser of: (1) $1.2 million; or (2) the death benefit payable under the terms of the policy reduced by the cash surrender value of the policy. The Bank shall at all times be entitled to all of the insurance policies’ cash values, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank. The agreement will continue in existence only for so long as each executive officer remains employed by the Bank and will terminate on the termination of the executive officer’s employment (other than due to his death).

Our equity plans provide that if a participant dies, all outstanding stock awards and stock options will vest. All vested and unexercised stock options remain exercisable by the participant’s beneficiary or estate in accordance with the terms of each executive’s award agreement.

In the event of death, the Bank will pay a pro-rata portion of a participant’s incentive award earned under the Bank’s 2013 Annual Incentive Plan to the participant’s estate.

Payments Made Upon a Change in Control. Mr. Collins’ employment agreement provides if his employment is involuntarily terminated either before or following a change in control (for reasons other than cause, death, disability or retirement), he resigns during the term of the agreement (whether before or after a change in control) after specified circumstances set forth in the agreement that would constitute constructive termination or he resigns at any time during the term of the agreement following a change in control of the Company as a result of a failure to renew or extend the agreement, Mr. Collins would receive three times the sum of (1) his base salary and (2) the highest rate of bonus awarded to him during the prior three years. Mr. Collins will also receive, within 30 days following his termination of employment, a lump sum cash payment equal to the present value (discounted at 6%) of contributions that would have been made on his behalf by the Bank under its 401(k) plan and employee stock ownership plan and any other defined contribution plans as if he had continued working for the 36-month period. Notwithstanding any provision to the contrary in the agreement, payments under the agreement following a change in control are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

Under each of the change in control agreements, following a change in control of the Company, the executive is entitled to a payment if the executive’s employment is involuntarily terminated during the term of the agreement, other than for “cause” (as defined in the agreements), death or disability. Involuntary termination includes the executive’s termination of employment during the term of the agreement and following a change in control after specified circumstances set forth in the agreement that constitute constructive termination. In addition, for the first 12 months following a change in control, if the Company (or its successor) fails to renew the agreement, the executive can voluntarily resign and receive the severance payment. If the executive is entitled to receive payments pursuant to the agreement, the executive will receive a cash payment of up to a maximum of two times the sum of the highest rate of base salary and highest bonus awarded to him over the prior three years, subject to applicable withholding taxes. Notwithstanding any provision to the contrary in the agreement, payments under the agreement are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

Under the Supplemental Retirement Plan, if a change in control of the Company occurs, the executive will be entitled to a supplemental benefit calculated as if the executive had attained his benefit age and his base salary had increased 5% per year until his benefit age; provided, however, the benefit will be reduced, if necessary, to avoid an excess parachute payment under Section 280G of the Internal Revenue Code. If the executive’s employment terminates within two years following a change in control, the executive’s supplemental benefit will be paid in a lump sum. If the executive’s employment terminates more than two years following the change in control, the supplemental benefit will be paid at the time and in the form elected by the executive. If the change in control occurs after the executive commences receiving supplemental benefit payments and the executive has made an election in his participation agreement, the present value of the remaining payments will be paid in a lump sum.

Our equity plans provide, in the event of a change in control (as defined in the plans), all outstanding stock options and stock awards vest. All vested and unexercised stock options will remain exercisable in accordance with the terms of each executive’s award agreement. The value of the accelerated options is included when determining whether payments constitute excess parachute payments under Section 280G of the Internal Revenue Code.

Payments under the Bank’s 2013 Annual Incentive Plan will not be accelerated in the event of a change in control. If a plan participant is terminated in connection with a change in control before his or her incentive award is paid, the participant will forfeit any award earned under the 2013 Annual Incentive Plan.

Potential Post-Termination Benefits Table. The amount of compensation payable to each named executive officer upon the occurrence of certain events shown below. The amounts shown assume that such termination was effective as of December 31, 2013, and thus include amounts earned through such time and are estimates of the amounts that would be paid to the executives upon their termination. The amounts shown relating to unvested options and awards are based on $18.89 per share, which was the fair market value of Company common stock on December 31, 2013. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company.

	Voluntary Resignation Without Good Reason		Involuntary Termination Without Cause or Voluntary Termination with Good Reason		Change in Control (1)	Retirement	Disability		Death
Richard B. Collins

SERP	$2,837,986		$2,837,986		$2,837,986	$2,837,986	$2,837,986		$2,837,986
Employment Agreement
Cash payment	—		1,835,016		1,835,016	1,835,016	490,300		490,300
Health and welfare benefits(2)	—		34,891		34,891	34,891	—		11,630
Employer contribution under tax-qualified plans	—		35,955		35,955	35,955	—		12,750
Acceleration value of equity Awards	—		—		—	—	—		—
2013 Annual Incentive Plan	—		—		—	99,056	99,056	(3)	99,056
Split Dollar Agreement	—		—		—	—	—		1,200,000

Mark A. Roberts

SERP	$—	(4)	$—	(4)	$937,869	$—	$937,869		$398,844
Change in Control Agreement
Cash payment	—		—		554,598	—	—		—
Health and welfare benefits(2)	—		—		26,486	—	—		—
Employer contributions under tax-qualified plans	—		—		21,470	—	—		—
Acceleration value of equity Awards	—		—		—	—	—		—
2013 Annual Incentive Plan	—		—		—	39,463	39,463	(3)	39,463

J. Jeffrey Sullivan
SERP	$208,114		$208,114		$892,127	$208,114	$892,127		$520,285
Change in Control Agreement
Cash payment	—		—		563,832	—	—		—
Health and welfare benefits(2)	—		—		26,487	—	—		—
Employer contributions under tax-qualified plans	—		—		21,947	—	—		—
Acceleration value of equity Awards	—		—		—	—	—		—
2013 Annual Incentive Plan	—		—		—	40,221	40,221	(3)	40,221

	Voluntary Resignation Without Good Reason	Involuntary Termination Without Cause or Voluntary Termination with Good Reason	Change in Control (1)	Retirement	Disability		Death
Charles R. Valade

SERP	$995,264	$995,264	$1,161,062	$995,264	$1,161,062		$995,264
Change in Control Agreement
Cash payment	—	—	522,282	—	—		—
Health and welfare benefits(2)	—	—	3,948	—	—		—
Employer contributions under tax-qualified plans	—	—	20,206	—	—		—
Acceleration value of equity Awards	—	140,960	140,960	140,960	140,960		140,960
2013 Annual Incentive Plan	—	—	—	36,635	36,635	(3)	36,635

John J. Patterson

SERP	$426,036	$426,036	$426,036	$426,036	$426,036		$426,036
Change in Control Agreement
Cash payment	—	—	502,534	—	—		—
Health and welfare benefits(2)	—	—	23,782	—	—		—
Employer contributions under tax-qualified plans	—	—	19,524	—	—		—
Acceleration value of equity Awards	—	—	—	—	—		—
2013 Annual Incentive Plan	—	—	—	26,535	26,535	(3)	426,036
Split Dollar Agreement	—	—	—	—	—		250,000

(1)	The amounts shown do not reflect adjustments that may be made to each executive’s total change in control payments to ensure the payments received as a result of a change in control would not be deemed “excess parachute payments” under Section 280G of the Internal Revenue Code. See “Potential Post-Termination Payments—Payments Made Upon a Change in Control.”
(2)	Calculated based on insurance coverage for 24 months (36 months for Mr. Collins) following separation of service and does not factor in Medicare eligibility.
(3)	Assumes the executive is terminated in connection with his disability and was not receiving long-term disability at any time during the 2013 Plan Year.
(4)	The executive had no vested interest in his SERP benefit as of December 31, 2013.
(5)	Mr. Valade does not participate in the Bank’s health insurance program. Amounts shown reflect dental coverage only.

Director Compensation

Director Fees. Each director is compensated by the Bank unless a Company Board or committee meeting is on a separate day from a Bank Board or committee meeting. In that case, the Company director earns the same fees as would have been paid for a Bank director or committee meeting. Each non-employee director is paid a fee of $950 per Board meeting attended, with one excused paid absence allowed (for regularly scheduled meetings only) during the course of the year. Additionally, directors are permitted one paid remote Board meeting and one paid remote committee meeting each year. Each non-employee director serving on a Board committee is paid a fee of $750 per committee meeting attended. Each non-employee director also receives a fee of $650 for attending outside workshops on topics relating to their service.

In addition to these meeting fees, each non-employee director is paid an annual retainer of $17,000. The Lead Director, the Audit Committee Chairperson, the Compensation Committee Chairperson and the Governance Committee Chairperson are also paid an additional annual retainer of $5,000, $7,000, $6,000 and $2,000, respectively.

Director Retirement Plan. The United Bank 2007 Director Retirement Plan provides for the payment of normal retirement benefits upon the director’s separation from service on or after attainment of his normal retirement age (age 72 or age 65 with ten years of service). The normal annual retirement benefit is generally equal to 70% of the average annual director’s fees over the highest three years of a director’s final ten years of service, and is payable in ten annual installments commencing within 60 days after the director’s separation from service. If a participant has a separation from service before his normal retirement date (other than due to termination for cause, disability or death), the participant is entitled to a lesser benefit payable in ten annual installments commencing at age 65. The amount payable will be determined by multiplying the normal retirement benefit by the director’s benefit percentage, which is 10% for each year of service, up to 100%. In the event of a separation from service due to death, disability or a change in control, a participant receives 100% of his retirement benefit. A director may elect to receive his normal retirement benefit or early termination benefit payable in a lump sum rather than ten annual installments, if such election was made before December 31, 2007, or if later, within 30 days of his initial participation in the Director Retirement Plan. The Company’s Board of Directors has determined that, effective as of December 31, 2011, new Company directors will not be eligible for participation in the plan. Accordingly, David J. O’Connor and Thomas P. O’Brien are not participants in the plan.

Non-Competition and Consulting Agreements. In connection with the Company’s acquisition of New England Bancshares, Inc. in November 2012, the Bank and David J. O’Connor entered into a consulting agreement pursuant to which Mr. O’Connor will perform consulting services as the Bank may reasonably request, including providing assistance with matters relating to the integration of the businesses of the Bank and New England Bank for a period of six months following the merger. In addition, pursuant to a non-competition agreement that Mr. O’Connor entered into with the Company in November 2012, Mr. O’Connor has agreed not to compete with the Company and the Bank for a period of eighteen months following the expiration of the six-month consulting period. During such eighteen-month period, Mr. O’Connor has also agreed not to solicit or offer employment to any employee of the Company or the Bank or any of their subsidiaries or affiliates that would cause such person(s) to terminate employment and accept employment with or provide services to any business that competes with the Company or the Bank. In exchange for the consulting services, Mr. O’Connor received $26,668 per month for six months. In exchange for the non-competition agreement, Mr. O’Connor received $350,000 on the closing date of the merger and received $150,000 on the first anniversary of the closing date of the merger.

The following table sets forth for the year ended December 31, 2013 certain information as to the total remuneration we paid to our non-employee directors.

Name	Fees earned or paid in cash	Change in pension value and nonqualified deferred compensation earnings	All other compensation (1)	Total

Paula A. Aiello	$34,634	$14,730	$817	$50,181
Michael F. Crowley	48,084	24,773	399	73,256
Carol Moore Cutting	36,334	30,273	399	67,006
Carol A. Leary	41,050	38,604	399	80,053
Thomas P. O’Brien	44,117	—	2,043	46,160
David J. O’Connor	29,017	—	2,043	31,060
Kevin E. Ross	43,000	36,367	399	79,766
Robert A. Stewart, Jr.	40,450	39,976	399	80,825
Michael F. Werenski	46,784	15,313	399	62,496

(1)	Represents the value of dividends on unvested shares of restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups who beneficially own in excess of five percent of the common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of April 23, 2014, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of the Company’s outstanding shares of common stock.

Name of Address of Beneficial Owners	Amount of Shares Owned		Percent of Common Stock Outstanding

BlackRock, Inc. 40 East 52nd Street New York, New York 10022	1,399,254	(1)	7.01%

Dimensional Fund Advisors, LP Palisades West Building One 6300 Bee Cave Road Austin, Texas 78746	1,040,903	(2)	5.22

Investment Counselors of Maryland, LLC 803 Cathedral Street Baltimore, Maryland 21201	1,022,900	(3)	5.13

(1)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 31, 2014.
(2)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2014.
(3)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.

The following table provides information about the shares of United Financial common stock that may be considered to be owned by each director of the Company, by those executive officers of the Company named in the Summary Compensation Table and by all directors and executive officers of the Company as a group as of April 23, 2014. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting power and sole investment power with respect to the shares shown. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. The number of shares beneficially owned by all directors, nominees and executive officers as a group totaled 6.2% of our common stock as of April 23, 2014. Each director and named executive officer owned less than 1.0% of our outstanding common stock as of that date.

Name	Number of Shares Owned (excluding options) (1)(2)		Number of Shares That May be Acquired Within 60 Days by Exercising Options	Total
Directors
Paula A. Aiello	8,254		8,200	16,454
Richard B. Collins	135,582	(3)	57,637	193,219
Michael F. Crowley	35,997		41,836	77,833
Carol Moore Cutting	22,444	(4)	41,836	64,280
Carol A. Leary	25,091		41,836	66,927
Thomas P. O’Brien	41,943	(5)	2,050	43,993
David J. O’Connor	109,167		2,050	111,217
Kevin E. Ross	22,989		41,836	64,825
Robert A. Stewart, Jr.	32,706		41,836	74,542
Michael F. Werenski	58,813	(6)	20,500	79,313
Named Executive Officers Who are Not Directors
Mark A. Roberts	43,522		59,000	102,522
J. Jeffrey Sullivan	53,315		120,406	173,721
Charles R. Valade	43,550	(7)	10,000	53,550
John J. Patterson	32,789		68,366	101,155
All Directors, Nominees and Executive Officers as a group (15 persons)	689,045		588,399	1,277,444

(1)	Includes shares allocated to the account of the individuals under the United Bank Employee Stock Ownership Plan, with respect to which each individual has voting but not investment power as follows: Mr. Collins—11,958 shares; Mr. Roberts—5,579 shares; Mr. Sullivan—11,143 shares; Mr. Valade—2,906 shares; Mr. Patterson—9,218 shares; and for all executive officers not individually listed in the table —9,215 shares.
(2)	Includes shares of unvested restricted stock held in trust over which the individual has voting but not investment power as follows: Mr. O’Brien—4,750 shares; and Mr. O’Connor—4,750 shares.
(3)	Includes 15,611 shares of common stock held by Mr. Collins’ spouse.
(4)	Includes 52 shares of common stock held by a corporation.
(5)	Includes 6,193 shares held by Mr. O’Brien’s children.
(6)	Includes 4,787 shares of common stock held by Mr. Werenski’s spouse’s individual retirement account and 208 shares of common stock held by Mr. Werenski’s spouse.
(7)	Includes 82 shares held by Mr. Valade’s spouse as custodian for their child.

Change in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,076,108	$12.54	279,736
Equity compensation plans not approved by security holders	—	—	—

Total	1,076,108	$12.54	279,736

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Bank makes loans to persons affiliated with the Company and the Bank in the normal course of its business. All transactions, including such loans between the Bank and the Company’s executive officers, directors, nominees for director, holders of 5% or more of the shares of its common stock and affiliates thereof, immediate family members of such persons and any person sharing the household of such person: (1) were made in the ordinary course of business; (2) were made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans to persons not related to the Bank; and (3) did not involve more than the normal risk of collectability or present other unfavorable features.

The Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, including loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to the Company’s directors and officers by the Bank are made in conformity with the Federal Reserve Act and regulations promulgated thereunder.

While the Company and the Bank do not have formal written policies and procedures for review of transactions with persons affiliated with the Company and the Bank, all such transactions are monitored and documented by management, and reviewed and ratified by the full Board of Directors (with the affected Board member abstaining from the discussion and vote). In ratifying such transactions, the Board of Directors considers, among other things, the potential impact of the transaction on the independence of the affected Board member.

Director Independence

The Board of Directors has determined that, except for Richard B. Collins and David J. O’Connor, each member of the Board of Directors is independent within the meaning of the listing standards of the Nasdaq Stock Market. Mr. Collins is not independent because he is the President and Chief Executive Officer of the Company. Mr. O’Connor is not independent as a result of the terms of the consulting agreement that the Company entered into with Mr. O’Connor in connection with the Company’s acquisition of New England Bancshares, Inc. in November 2012. In determining the independence of the directors, the Board of Directors considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed in this Form 10-K under the heading “Transactions with Related Persons” above, including loans or lines of credit that the Bank has directly or indirectly made to the Company’s independent directors as follows:

Independent Director	Aggregate Loan Balances Outstanding at December 31, 2013
Carol Moore Cutting	$43,587
Carol A. Leary	399,323
Kevin E. Ross	170,724
Robert A. Stewart, Jr.	629,895
Michael F. Werenski	187,692

In determining the independence of the directors, the Board of Directors also considered the following:

•	Sponsorships, grants and tuition totaling $32,877 given to Bay Path College, of which Carol A. Leary is President; and

•	Fees totaling $10,241 for advertising on Cutting Edge Broadcasting Incorporated, a radio station of which Ms. Cutting is President and General Manager.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company by Wolf & Company, P.C. for 2013 and 2012.

	2013	2012
Audit Fees(1)	$310,000	$301,000
Audit-Related Fees(2)	12,900	12,500
Tax Fees(3)	34,000	35,100
All Other Fees(4)	67,000	77,500

(1)	Includes fees paid for financial statement and internal control over financial reporting services and quarterly financial statement reviews. For 2012, also includes fees paid for services relating to the Company’s acquisition of New England Bancshares, Inc.
(2)	Includes fees paid for employee stock ownership plan audit services.
(3)	Includes fees paid for tax return preparation and tax-related compliance services.
(4)	Includes fees paid primarily for asset and liability management assessment services and review of the Company’s Registration Statements on Form S-4 in connection with the Company’s acquisition of New England Bancshares, Inc. and proposed business combination with Rockville Financial, Inc.

Approval of Services by the Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm, including audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to a particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed under Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms on Financial Statements

Consolidated Balance Sheets - at December 31, 2013 and 2012

Consolidated Statements of Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3) Exhibits

2.1	Merger Agreement dated November 14, 2013 (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (1)

3.1	Articles of Incorporation of United Financial Bancorp, Inc. (2)

3.2	Amended and Restated Bylaws of United Financial Bancorp, Inc. (3)

4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (2)

10.1	Employment Agreement by and between United Bank and Richard B. Collins (4)*

10.2	Amendment to Employment Agreement by and between United Bank and Richard B. Collins (5)*

10.3	Change in Control Agreement by and between United Bank and J. Jeffrey Sullivan (4)*

10.4	Change in Control Agreement by and between United Bank and Mark A. Roberts (4)*

10.5	Change in Control Agreement by and between United Bank and Charles R. Valade (6)*

10.6	Amendment to the Change in Control Agreement by and between United Bank and Charles R. Valade (6)*

10.7	United Bank 2007 Supplemental Retirement Plan for Senior Executives (3)*

10.8	Split Dollar Life Insurance Agreement by and between United Bank and Richard B. Collins (7)*

10.9	Split Dollar Life Insurance Agreement by and between United Bank and John J. Patterson (7)*

10.10	United Bank 2006 Stock-Based Incentive Plan (8)*

10.11	United Bank 2014 Annual Incentive Plan *

10.12	United Bank 2007 Director Retirement Plan (9)*

10.13	Directors Fee Continuation Plan (10)*

10.14	United Financial Bancorp, Inc. 2008 Equity Incentive Plan (11)*

10.15	Retention Agreement by and between United Bank and Charles R. Valade (6)*

10.16	CNB Financial Corp. 2008 Equity Incentive Plan (12)*

10.17	CNB Financial Corp. Amended and Restated Stock Option Plan (13)*

10.18	Form of Award Agreement under the CNB Financial Corp. 2008 Equity Incentive Plan (14)*

10.19	Form of Award Agreement under the CNB Financial Corp. Amended and Restated Stock Option Plan (13)*

21	Subsidiaries of Registrant +

23	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. +

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP +

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. +

*	Management contract or compensatory plan, contract or arrangement
+	Previously filed
(1)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 20, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-144245), originally filed with the Securities and Exchange Commission on June 29, 2007.
(3)	Incorporated by reference to the Form 10-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on March 13, 2009.
(4)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 29, 2007.
(5)	Incorporated by reference to the Form 10-Q of United Financial Bancorp, Inc. on November 8, 2012.
(6)	Incorporated by reference to the Annual Report on Form 10-K of United Financial Bancorp, Inc. filed with the Securities Exchange Commission on March 14, 2011.
(7)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on January 2, 2008.
(8)	Incorporated by reference to Appendix B to the proxy statement for the 2006 Annual Meeting of Stockholders of United Financial Bancorp, Inc. (File No. 000-51369), filed by United Financial Bancorp, Inc. under the Securities Exchange Act of 1934, on June 12, 2006.
(9)	Incorporated by reference to the Form 8-K of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on November 21, 2007.
(10)	Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (File No. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(11)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 000-52947), as filed with the SEC on April 29, 2008).
(12)	Incorporated by reference to Appendix A to the Proxy Statement filed by CNB Financial Corp. with the Commission on April 11, 2008.
(13)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on March 27, 2007.
(14)	Incorporated by reference to the Registration Statement on Form S-8 filed by CNB Financial Corp. with the Commission on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date: April 23, 2014	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer (Duly Authorized Representative)